Form 10-K
period 2000-12-31
CATALYTICA ENERGY SYSTEMS INC
filed 2001-03-15
CIK 1053361

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

                                       or
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from ____________ to
    ____________.

                          Commission File No. 0-20966

                        CATALYTICA ENERGY SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

   Delaware                               77-0410420
   (State or other jurisdiction of        (IRS Employer
   incorporation or organization)         Identification Number)

                              430 Ferguson Drive
                        Mountain View, California 94043
                   (Address of principal executive offices)

                                (650) 960-3000
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 par value
                               (Title of Class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [X] Yes [_] No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of February 26, 2001, there were outstanding 12,324,095 shares of the registrant's common stock, par value $.001, which is the only class of common stock of the registrant registered under Section 12(g) of the Securities Act of 1933. As of that date, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant (based on the closing price for the common stock on The Nasdaq National Market on February 26, 2001) was $199,057,708. For purposes of this disclosure, shares of common stock held by each officer and director of the Registrant and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Documents Incorporated by Reference

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2000.

================================================================================

                        CATALYTICA ENERGY SYSTEMS, INC.

                           Annual Report on Form 10-K

                               Table of Contents

                               December 31, 2000

                                                                   Page No.
                                                                   --------
                                     PART I


Item 1.  Business                                                         2
Item 2.  Properties                                                      18
Item 3.  Legal Proceedings                                               18
Item 4.  Submission of Matters to a Vote of Security Holders             19

                                    PART II

Item 5.  Market for the Registrant's Common Stock and
           Related Stockholder Matters                                   19
Item 6.  Selected Financial Data                                         19
Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           21
Item 7A. Quantitative and Qualitative Disclosures about Market Risk      33
Item 8.  Financial Statements and Supplementary Data                     33
Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure                                          33

                                    PART III

Item 10. Directors and Executive Officers of the Registrant              34
Item 11. Executive Compensation                                          34
Item 12. Security Ownership of Certain Beneficial Owners and Management  34
Item 13. Certain Relationships and Related Transactions                  34

                                    PART IV

Item 14. Exhibits and Reports on Form 8-K                                35

ITEM 1.     BUSINESS

Overview

Catalytica Energy Systems, Inc. ("Catalytica Energy") designs and develops advanced products for more effective energy production. Our first product, the Xonon(TM) Cool Combustion system, prevents the formation of air pollutants in stationary gas turbines that are primarily used for electric power generation. Our Xonon system is the only commercially available pollution prevention technology that enables ultra low emissions in gas turbine power generation.

We have been generating essentially pollution-free electric power for Silicon Valley residents for more than 7400 hours with a Xonon-equipped 1.4 megawatt ("MW") gas turbine. Both GE Power Systems ("GE") and Kawasaki Motors Corp., U.S.A. ("Kawasaki") have received initial orders for Xonon-equipped gas turbines and we are working with each of them under collaborative commercialization agreements to incorporate Xonon into the combustor of their gas turbines. In addition, we have development work underway with other gas turbine original equipment manufacturers ("OEMs") to incorporate the Xonon system into their turbines.

The Xonon Cool Combustion system consists of the Xonon module and proprietary technology to incorporate it into the combustor of a gas turbine. The module is designed to be replaced in accordance with the routine maintenance schedule for the gas turbine. We expect to derive revenue from the sale of both new and replacement Xonon modules.

By essentially preventing the formation of pollution, our Xonon Cool Combustion system provides a more efficient, cost-effective solution for enabling ultra low emissions in power generation and other gas turbine applications. Post-emissions cleanup systems, like selective catalytic reduction ("SCR"), can achieve ultra low emissions in some gas turbine configurations but typically require the use of toxic ammonia and add considerably to the square footage and operating cost of the power generation facility. Additionally, conventional exhaust cleanup systems cannot be used in all gas turbine applications. Simple-cycle gas turbines that do not employ heat recovery systems, for example, have exhaust temperatures too high for conventional exhaust cleanup systems to be effective, while high-temperature SCR systems have not been adequately proven in high temperature exhaust configurations and are more costly than conventional SCR. As such, we believe that Xonon may expand the use of gas turbines by enabling the production of power in areas in which it was previously difficult to obtain a permit to do so or in which operation was limited due to the inability of existing technology to control unacceptably high emissions levels.

In addition to our Xonon Cool Combustion system, we are also focused on technology development efforts for the energy industry, including early stage development work on fuel processing for fuel cells, as well as adaptation of our Xonon technology to microturbines, hybrid gas turbine fuel cells, and diesel applications.

History and Background

We became a publicly traded company on NASDAQ on December 18, 2000. Prior to that, we operated as a subsidiary of Catalytica, Inc. under the name Catalytica Combustion Systems, Inc. In October 2000, we changed our name to Catalytica Energy Systems, Inc. When Catalytica, Inc. was acquired on December 15, 2000 by Synotex Company, Inc., a U.S. subsidiary of DSM, N.V., its two subsidiaries Catalytica Energy Systems and Catalytica Advanced Technologies were merged and spun off as a single new public entity, Catalytica Energy Systems. Much of our early work and proprietary technologies held today are the product of our discovering and developing catalytic technologies at Catalytica, Inc. For example, we discovered our breakthrough Xonon Cool Combustion technology in the late 80's and were issued our first patents on the technology in 1993.

Our Product

How Xonon Cool Combustion Works

A gas turbine operates by compressing incoming air, combining it with fuel, and combusting the mixture. The combustion process releases the fuel's energy, forming hot gases that power the turbine. In conventional combustion systems, a flame is used to combust the fuel. The temperature required to sustain a stable flame is significantly higher than the temperature at which the gas turbine is designed to operate. This excessive temperature causes the nitrogen and oxygen in the air to react, forming nitrogen oxides ("NOx"), a major contributor to air pollution.

We have developed Xonon Cool Combustion, a catalytic technology that combusts fuel flamelessly. This system provides the same amount of output energy as flame-based combustion systems but at a lower peak temperature. Importantly, this lower temperature is below the threshold at which NOx is formed. The Xonon combustion system is the only gas turbine combustion system demonstrated to achieve ultra low emissions.

How Xonon Cool Combustion is Integrated into the Gas Turbine

We collaborate with gas turbine OEMs to adapt their combustion systems to incorporate the Xonon Cool Combustion system. Together with the OEMs, we believe that we can design the Xonon combustion system to suit any size and type of gas turbine. For each turbine model that an OEM agrees to pursue, we design a catalytic Xonon module, the key component of the Xonon system, to fit directly into the turbine combustor(s).

We then manufacture the custom-designed Xonon modules and sell the Xonon modules to OEMs to incorporate them as an integral part of their product. At present, the Xonon modules have an expected life of 8000 hours (equivalent to approximately one year of continuous operation) and are designed to be replaced during regular, scheduled maintenance over the 15 to 20-year life of the turbine.

Key Benefits of Xonon Cool Combustion

We have developed and are marketing the Xonon Cool Combustion system for gas turbines used primarily in electric power generation. Integration of the Xonon Cool Combustion system has several key benefits when compared to conventional gas turbine combustion and emissions reduction systems:

 . Essentially Eliminates the Formation of NOx. High temperatures in conventional gas turbine combustion systems result in the formation of NOx, a harmful pollutant. The Xonon Cool Combustion system allows combustion to occur at lower temperatures, avoiding the formation of NOx and achieving ultra low emissions.

 . Reduces Emissions of Carbon Monoxide and Unburned Hydrocarbons. In traditional flame-based combustion, measures used to reduce emissions of NOx often increase emissions of carbon monoxide and unburned hydrocarbons. Since the Xonon Cool Combustion system uses catalytic combustion rather than flame-based combustion, carbon monoxide and the hydrocarbon fuel are more thoroughly combusted. As a result, only trace amounts of carbon monoxide and unburned hydrocarbons remain in the exhaust.

 . Avoids Costly Exhaust Cleanup. Gas turbines using flame-based combustion can achieve ultra low emissions only in some applications and only through the combination of lean pre-mix combustion and exhaust cleanup systems. Gas turbine exhaust cleanup systems, however, add significant capital and operating costs, reduce system efficiency, take up space, and in many cases require the use of toxic chemicals. Xonon enables gas turbines in essentially all applications to achieve ultra low emissions, without the use of exhaust cleanup systems.

 .  Maintains Gas Turbine Efficiency. Flame-based combustion and the Xonon Cool
   Combustion system release the same energy from the fuel and therefore achieve the same combustion efficiency required for optimal operation of the turbine.

 . Reduces Potential for Premature Component Failure. The Xonon combustion system avoids the combustor vibration or "noise" that can occur when a conventional flame is modified to reduce NOx formation. We believe that this may result in more stable combustion operating conditions, reduced stress and wear-and-tear on expensive combustion parts, and less potential for premature component failure.

 . Broadens Gas Turbine Applicability. To date, conventional exhaust cleanup systems cannot be applied cost-effectively to all applications and sizes of gas turbines. For example, simple cycle turbines, or turbines without heat recovery systems, cannot use conventional exhaust cleanup systems. Additionally, it can be cost-prohibitive for smaller gas turbines to use exhaust cleanup systems. As a result, these facilities cannot achieve ultra low emissions. We believe Xonon will enable essentially all applications and sizes of gas turbines to achieve ultra low emissions, thus broadening their range of uses.

 . Expands Gas Turbine Use in Urban Areas. Xonon-equipped turbines can be put into service in densely populated areas where environmental concerns may have previously prevented gas turbines from being used.

With all these benefits, Xonon should significantly increase flexibility in siting, permitting, and operating new and installed gas turbines.

Key Milestones Achieved

The following is a summary of our key milestones since initial development of Xonon in 1988:

Date                Key Dates and Milestones
----                ------------------------

1988                Discovered Xonon technology and initiated development
1989 Q4             Demonstrated viability of Xonon technology under laboratory conditions
1991 Q1             Completed test of pilot-scale Xonon module with GE
1992 Q1             Initiated full-scale Xonon module test with GE
1994 Q4             Completed 7000-hour catalyst durability test
1996 Q1             Began joint development program with Rolls-Royce plc
1996 Q2             Began joint development program with Solar Turbines
1997 Q2             Published joint research paper with GE reporting ultra low emissions in Xonon tests
1997 Q3             Completed 1000+ hour prototype gas turbine demonstration
1998 Q1             Obtained $30 million equity investment from Enron Ventures
1998 Q4             Signed Collaborative Commercialization & License Agreement
                    with GE Power Systems
1999 Q2             Commenced operation of Xonon-equipped turbine connected to electric utility grid at Silicon Valley Power in Santa
                    Clara, California
1999 Q4             Obtained ISO 9001 registration for design, installation,
                    manufacturing and service of Xonon modules
1999 Q4             Announced that Enron specified the Xonon combustion system as the preferred emissions control system on Frame 7FA (170
                    MW) gas turbines that it ordered from GE
1999 Q4             Completed 4,000 hours of operation of Xonon-equipped turbine at Silicon Valley Power
2000 Q1             Announced satisfaction of all EPA guidelines for an
                    "achieved in practice" technology
2000 Q2             Agreed with GE to commercialize the Xonon-equipped GE10
                    (11MW) gas turbine (formerly the Nuovo Pignone PGT 10 turbine)
2000 Q2             Announced GE's and Alliance Power's preliminary agreement to order six Xonon-equipped GE10 gas turbines
2000 Q2             Announced Enron Energy Services' order for three Xonon-
                    equipped Kawasaki M1A-13X (1.4 MW) gas turbines
2000 Q3             Received distributed power generation research award from
                    the U.S. Department of Energy ("DOE"), which provided for additional R&D funding
2000 Q3             Announced that Xonon Cool Combustion won the EPA's first
                    Clean Air Excellence Award in the Clean Air Technology category for its impact, innovation, and replicability
2000 Q3             Catalytica Inc. announced its intention to spin off
                    Catalytica Combustion Systems and Catalytica Advanced
                    Technologies as a single new public entity
2000 Q4             Unveiled Catalytica Energy Systems as new name for
                    Catalytica Combustion Systems
2000 Q4             First day of trading of Catalytica Energy Systems on the
                    Nasdaq National Market as a new public entity - (Nasdaq:
                    CESI)
2000 Q4             Entered into commercialization agreement with Kawasaki to
                    supply Xonon-equipped Kawasaki turbines to the distributed generation market

2001 Q1 Received third party confirmation for Xonon's ultra low emissions capabilities through the U.S. Environmental Protection Agency's ("EPA") Environmental Technology Verification ("ETV") Program.

The Changing Electric Power Industry

Three major forces are reshaping the electric power industry today:

  . A broad restructuring initiative seeking to solve the shortcomings of the old regulated system;

  . A continued focus on the environmental consequences associated with the generation of electric power; and

  . An increased demand for very high levels of power reliability and quality to support the strict power tolerances of digital electronics.

These forces will alter the way electricity will be provided in the future which we believe will ultimately result in significantly increased demand for the benefits offered by Xonon combustion systems.

Restructuring of the Utility Industry

The electric power industry is undergoing fundamental changes both domestically and internationally. Governments around the world have recognized the inefficiencies inherent in providing electricity through heavily regulated monopoly systems. While the pace and extent of the restructuring activities vary geographically, several themes have emerged:

  .  The customer's right to choose a power supplier;

  . The separation of the generation, transmission and distribution segments of the business; and

  .  Market-based pricing for electricity.

The industry transition to a competitive generation environment is changing the context in which power producers operate existing facilities and evaluate new projects. Competition has heightened attention on all elements of cost, including fuel and environmental compliance. Producers are seeking to identify market opportunities where, whether driven by temporary or chronic imbalances in supply, they can capture premium pricing. They place particular value on the ability to site quickly and operate non-controversial, clean generating units designed to meet periods of peak demand. Other market participants, including public utilities, independent power producers, end-users and independent transmission operators are also seeking new, more responsive alternatives to building additional transmission and distribution lines to serve growing urban loads. These participants are driving demand towards distributed generation, peaking plants, and new technologies that are both economically and environmentally sound.

Continued Environmental Awareness

The second force affecting the electric power generation industry is the continued public focus on environmental issues. Electric power production results in significant emissions of certain environmentally harmful pollutants, including NOx, carbon monoxide, unburned hydrocarbons and particulate matter. In the United States, the Clean Air Act creates the National Ambient Air Quality Standards ("NAAQS"), which are the basis for regulations that limit emissions on a facility-by-facility basis. These restrictions vary geographically and are most stringent in areas where existing pollution levels are high, such as in urban areas and in California, the Northeast states and Texas. Air quality regulations in the United States encourage the use of more effective emissions-control technologies by requiring the use of the "Best Available Control Technology," and they provide an economic incentive to achieve lower emissions through requirements to offset emissions of new sources with reductions from existing sources in areas that do not meet air quality standards.

The cost of emissions control systems alone does not capture the full impact of environmental issues on the power producer. Public opinion and permitting issues often prevent power producers from siting plants near population centers, even if they can meet emissions standards. As a result, the availability of cost-effective emissions technologies that surpass regulatory requirements can be extremely valuable to power producers. Beyond reducing costs, these technologies can actually enable projects which otherwise would not have been possible.

Increased Quality and Reliability Requirements

The third force reshaping the electric power industry is the new digital economy's need for reliable, high quality power. The rapid growth in the use of computers, the Internet and telecommunications products has significantly increased the demand for high quality power to run computer equipment, cellular base stations and many other components and devices that depend on a reliable electricity supply. Unlike traditional electrical loads, such as lights and motor-operated equipment, sophisticated digital devices cannot tolerate voltage instabilities, such as surges and sags, without a serious negative impact on their operations. These increased quality and reliability requirements are creating demands for new supplies of cost-effective and reliable electric power that can be located in populated areas, close to loads, where they can provide the highest-quality service.

Limitations of Existing Technology

Gas turbines have emerged as the solution of choice for new power generation throughout the world where natural gas is available, due primarily to their inherent operating flexibility, high efficiency, relatively low capital and operating costs and overall cleanliness relative to other generation alternatives. Gas fueled generation as a percent of total installed capacity is expected to rise significantly over the next two decades. The DOE estimates that gas-fired generation, which accounted for 16% of total United States electricity generation in 1999, will represent 36% of total generation by 2020. Additionally, the DOE projects that gas-fired generation will account for 92% of all U.S. electricity generation capacity additions between 1999 and 2020.

Despite the advantages of gas-fired generation, emissions remain a concern for both air quality regulators and wholesale generators who have sought to emphasize their use of clean power generation technologies. In order to reduce emissions, gas turbine manufacturers have developed improved flame-based combustion systems. The most advanced of the modified flame-based combustion systems are the lean pre-mix systems such as dry-low NOx, or DLN. These measures have, however, in some cases contributed to premature component failure and reduced gas turbine reliability. Furthermore, even the most effective lean pre-mix systems cannot achieve the required ultra low emissions levels.

For baseload, or nearly continuous operation, gas turbine generating plants that operate in combined cycle (with a heat recovery system) for added efficiency, exhaust cleanup systems are required to achieve ultra low emissions. The most common conventional exhaust cleanup system is selective catalytic reduction, or SCR. While this technology has become commonplace, it adds significant capital and operating costs, reduces overall project performance and efficiency and can create incremental health risks through secondary emissions and the transportation and storage of toxic reagents. Operators of baseload generating plants are particularly sensitive to the costs of exhaust cleanup due to the competitive pricing nature of the markets they serve.

Furthermore, exhaust cleanup systems cannot be used in all gas turbine applications. Gas turbines that operate in simple cycle (without a heat recovery system) for added operating flexibility, such as peaking turbines and gas pipeline compressors, have exhaust temperatures that are too hot for conventional exhaust cleanup systems. For small gas turbines with heat recovery systems used in distributed generation applications, the addition of SCR can be cost-prohibitive.

The limitations associated with existing emissions control technologies prevent power producers from cost-effectively achieving ultra low emissions across all gas turbine applications. As a result, producers have been limited in their ability to respond to the changing needs of the power industry. Power producers seeking to develop flexible peaking plants in capacity-constrained regions have faced more lengthy permitting processes and/or operating restrictions due to concerns over the plants' inability to achieve ultra low emissions. Power producers have also been unable to offer distributed generation on a wide scale because technologies that can achieve ultra low emissions, such as fuel cells, remain prohibitively expensive while cost-effective alternatives, such as gas turbines, produce harmful emissions that limit their use in distributed generation applications.

The limitations associated with existing emissions control technologies have also adversely impacted gas pipeline operators. Gas turbine pipeline compressors cannot use conventional exhaust cleanup systems. As a result, they cannot achieve ultra low emissions and operators are often required to install more expensive electric motor drives in emissions sensitive areas.

The Xonon Cool Combustion Solution

We believe that the introduction of a technology that can cost-effectively achieve ultra low emissions in all gas turbine applications will create significant value for users of gas turbines by enabling them to better respond to the changing needs of the energy industry. Furthermore, we believe:

  . Xonon Cool Combustion offers a cost-effective, ultra low emissions solution for baseload gas turbine generating plants.

  . Xonon enables simple cycle gas turbines to achieve ultra low emissions. As a result, we believe Xonon will facilitate the siting and permitting of peaking turbines and enhance their value by eliminating emissions-related operating restrictions.

  . Small Xonon-equipped gas turbines represent the first distributed generation alternative that is cost-effective, achieves ultra low emissions, is based on proven technology and is currently available on a commercial basis. We believe the implementation of Xonon-equipped gas turbines in these applications will accelerate the acceptance of distributed generation in the changing electric power industry.

  . Xonon enables turbines to be used in pipeline compressor applications in the most emissions-sensitive areas and avoids the use of more expensive electric motor drives.

Our Strategy

Our goal is to make Xonon the preferred combustion system for all gas turbines and for other applications. Our strategy for achieving this goal is as follows:

  . Develop Our OEM Relationships. We intend to develop and sell Xonon combustion systems through gas turbine OEMs. We have entered into collaborative development agreements with a number of leading turbine manufacturers for the joint design and application of Xonon Cool Combustion technology to their turbines. Upon completion of these development programs, we expect them to commercialize Xonon-equipped turbines.

     We believe offering Xonon on their gas turbines could give OEMs a competitive advantage in new equipment sales. We also believe Xonon module replacement services and the availability of Xonon as an upgrade for existing gas turbines could enhance the OEMs' service businesses. Once an OEM adopts Xonon combustion technology on one of its gas turbines, we will work to extend the Xonon combustion technology to other gas turbines in its product lines. We believe our collaborative relationships with OEMs place us at a considerable competitive advantage relative to other potential developers of catalytic combustion and competing technologies.

  . Market Currently Offered Xonon-equipped Gas Turbines. During the early stages of commercialization, we are working with our OEM partners and are actively seeking out prospective users of Xonon-equipped gas turbines. We are participating in the initial stages of discussions relating to their gas turbine orders. We are also working with the OEMs to identify situations where project circumstances are well suited for early adoption of Xonon.

  . Establish and Promote Xonon Brand Awareness. We believe that increased awareness of the Xonon combustion system and its benefits among end-users will accelerate OEMs' incorporation of Xonon combustion systems across their product lines. We expect to actively promote awareness of Xonon combustion systems among a broad audience through peer-reviewed technical articles, advertisements in trade journals, presentations at trade shows and other promotional activities. We will establish brand awareness by targeting our marketing and product development activities to demonstrate the range of Xonon's benefits. We expect that the OEMs will market the Xonon combustion system under our Xonon brand.

  . Aggressively Defend Our Intellectual Property and Broaden Our Technology Base. Our Xonon Cool Combustion technology is a proprietary technology protected by patents. Our intellectual property base and our accumulated experience in applying catalytic combustion to operating systems place us at a considerable advantage relative to other potential developers of catalytic combustion and competing technologies. We intend to continue technological development of Xonon to further extend catalyst life, gain experience with a wider set of gas turbine operating conditions and develop component design approaches for gas turbines under different operating conditions and combustion configurations. In addition, we plan to vigorously defend our intellectual property.

  . Expand the Applications of Our Technology. We believe our technology is applicable to other types of gas turbines, such as microturbines and turbines incorporated in fuel cell-gas turbine hybrid power systems. We also believe our technology can be used in combustion systems other than gas turbines such as diesel engines. We expect to continue research and development in these areas where technical and commercial factors appear encouraging.

  . Participate in the Development of Regulations. Federal, state and local air agencies are continually developing regulations and guidance affecting the permitting and operation of gas turbines. We participate in these development efforts by attending workshops and hearings, providing written comments to draft documents, and participating in public forums, such as trade associations, as well as meeting with key individuals in regulatory agencies. This is to ensure that the agencies are aware of Xonon's capabilities and limitations when creating regulations.

Market for Xonon

We believe that Xonon combustion systems offer distinct advantages in all gas turbine markets within the power generation and gas pipeline compression industries. We divide our potential market into three segments based on gas turbine size, OEM participants and end-user applications. These segments include small, medium and large gas turbines for electric power generation.

Small Gas Turbines (less than 15 MW)

Due to their earlier shipping dates, we expect that Xonon modules for small gas turbines will compose a majority of our product revenue over the next few years. The small gas turbine segment includes turbines that generate less than 15 MW of electric power. Turbines in this segment serve light industrial, commercial and institutional loads in power only and combined heat and power, or cogeneration, applications. With the restructuring of the utility industry, the desire to site near users has become a key driver of demand for these turbines. Electricity supplied by distributed generation in the residential and commercial sectors is projected by the DOE to increase by more than 50% over the forecast period 2000 to 2020. Such units sited at the point of use can avoid the need to expand transmission and distribution capacity and enhance power quality and reliability.

We believe that the small gas turbine market sector is poised for dramatic growth. According to Diesel & Gas Turbine Worldwide, orders for gas turbines between 1 and 15 MW used for power generation were 486 for the year ending May 2000. According to Power Engineering, distributed generation in this size range is predicted to reach a 20%-40% share of total power generation capacity additions over the next ten years.

Gas turbine OEMs in this segment include Honeywell (formerly AlliedSignal), Alstom Power, Kawasaki Heavy Industries, Ltd., GE's Nuovo Pignone subsidiary, Pratt & Whitney Canada Corp., Rolls-Royce plc, and Caterpillar Inc.'s Solar Turbines unit. According to PowerData Group, Solar, Kawasaki, Rolls-Royce and Alstom Power are the dominant participants.

We are operating a 1.4 MW Xonon-equipped Kawasaki Heavy Industries, Ltd. gas turbine on the electric utility grid at Silicon Valley Power, a municipal power provider for the City of Santa Clara, California. This turbine has accumulated over 7400 hours of operation, supplying essentially pollution-free power to Santa Clara residents, with NOx levels averaging under 2.5 ppm.

In May 2000, Kawasaki and Enron Energy Services ("Enron") announced their intent to furnish three Xonon-equipped 1.4 MW Kawasaki M1A-13X gas turbines for a distributed power generation project in Massachusetts at a healthcare facility of a U.S. Government agency. We plan to deliver the production units in 2001 for these turbines. Following receipt of this first order for Xonon-equipped Kawasaki turbines, the Company announced in December 2000 that it had entered into a collaborative commercialization agreement enabling Kawasaki to market and sell a generator package, known as the GPB15X, that includes the 1.4 MW Kawasaki M1A-13X gas turbine incorporating Xonon Cool Combustion.

We are also working with GE to develop and commercialize the Xonon Cool Combustion system for its GE10 (11 MW) gas turbine. In April 2000, GE entered into a preliminary agreement to supply Alliance Power with six Xonon-equipped GE10 gas turbines, subject to successful completion of the development work on this Xonon system. We expect to deliver commercial Xonon modules for these gas turbines beginning in mid-2002.

Additionally, we are engaged with other OEMs in adapting Xonon for gas turbines they manufacture in this size range.

Medium Gas Turbines (15 to 60 MW)

The medium gas turbine segment includes turbines that generate between 15 and 60 MW of electric power. These units are used in energy intensive industrial facilities for power generation and cogeneration.

According to Diesel & Gas Turbine Worldwide, global orders of gas turbines between 15 and 60 MW were 302 for the year ending May 2000. Alstom Power, GE, Rolls-Royce and Siemens Westinghouse are players in this market with GE as the dominant participant, according to PowerData Group.

We are currently discussing the incorporation of our Xonon Cool Combustion system into the gas turbines of several OEM products in the mid-size turbine market.

Large Gas Turbines (greater than 60 MW)

Due to longer turbine lead times, we expect that Xonon modules for large gas turbines will not compose a significant portion of our revenue until after 2003. The large gas turbine segment includes turbines that generate more than 60 MW of electric power. These turbines are presently used by public utilities and wholesale generating companies to provide large quantities of power to serve utility loads or for resale in wholesale markets. The majority of gas turbines in this market are used in combined cycle configuration for base load power generation.

The market for large gas turbines has recently demonstrated very high growth with turbine manufacturers reporting significant sales increases and backlogs. According to Diesel & Gas Turbine Worldwide, global orders of gas turbines greater than 60 MW were 415 for the year ending May 2000, compared with 160 for the year ending May 1998.

According to PowerData Group, Alstom Power, GE, and Siemens Westinghouse together represent nearly all of this market on a unit basis, with GE as the market leader in this sector.

In November 1998, we signed a collaborative agreement with GE to develop the Xonon combustion system components for incorporation into GE's model 7EA and 7FA gas turbines. In December 1999, GE accepted an order from Enron specifying Xonon as the preferred emissions control system on GE 7FA gas turbines, with GE and Enron maintaining the right to substitute alternative emissions control technology for any reason, including if the Xonon combustion system cannot be developed or has not been developed in time to meet delivery requirements. We are also engaged in discussions at various stages with other manufacturers serving this sector.

Relationships with Enron

In January 1998, Enron announced that it would evaluate the use of the Xonon combustion system in certain of its future wholesale power generation, distributed power generation and pipeline compressor projects. At the same time, Enron Ventures, a wholly owned subsidiary of Enron, purchased an equity interest in us for $30.0 million, resulting in Enron's owning approximately 1.3 million shares of our Series B preferred stock. Enron Ventures also received a three-year option to purchase up to an additional 535,715 shares for approximately $14.4 million. In conjunction with our spin-off completed on December 15, 2000, the Series B preferred stock was converted to our common stock. Enron's current equity ownership in us is approximately 11%. On January 14, 2001, Enron's option to purchase up to an additional 535,715 shares of common stock expired unexercised.

As part of Enron's original investment, Thomas E. White, then an officer of Enron Ventures and currently Vice Chairman of Enron Energy Services, joined our board of directors. JSB Asset, LLC, successor to Sundance Assets, L.P. and Enron Ventures, has the right to nominate one member of our board so long as it owns at least 5% of our voting stock. See "Related-Party Transactions-Relationship with Enron."

In December 1999, an Enron North America order for GE 7FA gas turbines specified the Xonon combustion system as the preferred emissions control system for the gas turbines. Enron and GE have the right to substitute alternative emissions control technology for any of these gas turbines for any reason, including in the event the Xonon combustion system has not been developed or cannot be developed in time to support Enron North America's project schedule.

In December 1999, Enron North America also agreed to contribute to the funding of the development of the Xonon combustion system for use in GE 7FA gas turbines. GE agreed to use commercially reasonable efforts to complete, in collaboration with us, development, design, and on-engine testing of the Xonon combustion system for 7FA gas turbines. GE's collaborative effort for development, design and testing of Xonon for 7FA gas turbines is not limited by the future selection of the emissions control technology used in Enron's December 1999 order for GE 7FA gas turbines.

Collaborations

To date, we have entered into the following collaborative relationships with leading industry participants to produce and sell gas turbines equipped with Xonon combustion systems.

 .    General Electric. GE is the leading manufacturer of gas turbines in the world. We have been working with GE on the application of the Xonon system to gas turbines under a series of development program agreements since 1991. In November 1998, we signed an agreement with GE for the development, design and commercialization of the Xonon Cool Combustion system in selected models of new and existing GE gas turbines. The agreement requires that GE market the Xonon Cool Combustion system only under the Xonon brand. The agreement also includes provisions for the development and supply of Xonon modules to satisfy GE's requirements for initial installation and periodic replacement. This agreement prohibits us from selling or field testing our products in gas turbines equal to or greater than 70 MW provided that development proceeds in accordance with the agreed upon timetable. We are not, however, prohibited from engaging in other activities to develop and test the Xonon technology with other OEMs. Based on the schedule for development with GE, we expect that our ability to sell and field test in the large gas turbine market will not be impacted by our agreement with GE. In December 1999, GE accepted from Enron North America the first order for GE 7FA gas turbines specifying Xonon combustion systems as the preferred emissions control system. Concurrent with this gas turbine order, GE agreed to use commercially reasonable efforts to complete, in collaboration with us, development, design and testing of the Xonon combustion system for the 7FA gas turbines. The Enron order provides that the 7FA gas turbines will be equipped with Xonon unless Enron or GE elects to substitute alternative emissions control technology. The agreement provides that GE may terminate the agreement at any time if it determines that there are significant technical issues which indicate that the technical objectives of the Xonon commercialization program are not achievable or cannot be achieved within the timetable established for the program.

 .    Kawasaki. In May 2000, Kawasaki and Enron announced their intent to furnish three Xonon-equipped 1.4 MW Kawasaki M1A-13X gas turbines for a distributed power generation project in Massachusetts at a healthcare facility of a U.S. government agency. We plan to deliver the production units for these turbines in 2001. Following receipt of this first order for Xonon-equipped Kawasaki turbines, we announced in December 2000 that we had entered into a collaborative commercialization agreement enabling Kawasaki to market and sell a generator package, known as the GPB15X, that includes the 1.4 MW Kawasaki M1A-13X gas turbine incorporating Xonon Cool Combustion.

 .    Nuovo Pignone. We and GE are working to develop and commercialize the Xonon combustion system for the GE10 gas turbine manufactured by GE's Nuovo Pignone subsidiary. This gas turbine is used for distributed generation and gas pipeline compression applications. In April 2000, GE entered into a preliminary agreement with Alliance Power for the purchase of six GE10 gas turbines equipped with the Xonon combustion system. Subject to successful completion of the development work on this Xonon system, we expect to deliver commercial Xonon modules for these gas turbines beginning in mid-2002.

 .    Solar Turbines. In the second quarter of 1996, we and Solar Turbines, a wholly-owned subsidiary of Caterpillar Inc., began a joint design and development program for the inclusion of Xonon into Solar's new Advanced Technology System gas turbine being co-funded by the DOE. Xonon full-scale testing is in process at Solar on the Solar Mercury 50 (5 MW) gas turbine, which has resulted from this program. We are also investigating application of the Xonon technology in other Solar gas turbines.

 .    Rolls-Royce. In the first quarter of 1996, we began a joint development program with the Allison Engine division of Rolls-Royce for the design of Xonon as an integral part of their new Advanced Technology System gas turbine, which was co-funded by the DOE. Development and testing is continuing.

Development of the Xonon technology has been supported in part by government agencies and research institutions, including the DOE, The EPA, The California Energy Commission PIER program, the California Air Resources Board, EPRI ("Electric Power Research Institute") and GTI, formerly known as the Gas Research Institute. In connection with some of these funding arrangements, some of these parties may receive certain financial rights in the commercialization of the resulting technology.

Manufacturing and Testing

We plan to initially manufacture commercial quantities of Xonon modules at our facility in Mountain View, California. We believe that our current manufacturing facilities will require only modest capital expenditures to expand our capabilities to supply a sufficient number of both prototype and production Xonon modules to satisfy our near-term needs. We plan to retain all proprietary manufacturing within our facilities and outsource the non-critical components to third party suppliers having OEM gas turbine component manufacturing expertise.

For internal production we plan to use manufacturing cells. Manufacturing cells are a sequence of manufacturing equipment arranged in a manner to allow the continuous production of a set of similar products, such as Xonon modules. Our manufacturing cells occupy approximately 3,000 square feet and are designed to produce all varieties of Xonon modules. These cells are scaleable to capacity needs and can be located near customer facilities or distribution nodes as appropriate. During 1999, we constructed the first manufacturing cell at our Mountain View facility and have achieved start-up and initial production of commercial-quality modules. Due to the long lead times for delivery of gas turbines and the relatively short production time for a Xonon module, we believe that we can adequately predict and accommodate our manufacturing needs in advance of demand for our Xonon module.

In the fourth quarter of 1999, we earned ISO 9001 Registration from Underwriters Laboratories, Inc. ("UL") for the design and manufacture of Xonon modules. The ISO series standards are internationally recognized quality management system requirements developed by the International Organization of Standardization ("ISO"). ISO 9001 is the most comprehensive standard in the ISO 9000 series.

We anticipate achieving production efficiencies as commercial production volume ramps up over the next three years. Overall capacity growth will be achieved through a combination of these efficiency improvements and the start-up of additional manufacturing cells, both at our current facility and at additional sites, as appropriate. Because of the modular design of these cells, our capacity can grow in cell-sized increments in line with increasing demand. Our manufacturing process lead-time is much shorter than the production lead-time of the gas turbines into which our modules fit. Based on our commercialization plan, we anticipate that our existing facilities will provide sufficient capacity through 2002. Our long-term manufacturing needs will be satisfied by our plans to build out a full-scale, high-volume, commercial production facility at our second site in Scottsdale, Arizona.

Pursuant to our arrangements with the gas turbine manufacturers, Xonon modules will be returned to us at the end of their useful life. We expect to reclaim, reuse or recycle most components of the module, including the precious metals palladium and platinum. Because we can recover and reuse these metals in our modules, we can protect against the volatility of precious metal prices.

Our sourcing strategy is designed to take advantage of existing suppliers and production infrastructure and to ensure the supply of critical materials and components. We will ensure supply of critical materials by a combination of dual sourcing, strategic inventory control and identification of substitute materials. We expect to outsource metal fabrication components to suppliers already supplying similar components to the turbine OEMs. Other materials required for Xonon module production will be sourced from the specialty chemicals and specialty metals industries. We expect these components and materials to have lead times of under four months at full production quantities. In the case of all of our components and materials, we have identified either alternative suppliers or substitute materials, with the exception of one, a high temperature steel alloy. In this case, this material's primary use is in the jet aircraft and turbine industries, and our requirements would represent less than 5% of the present demand. We believe the continuing supply of this material will be ensured by its demand in its primary market. We are also evaluating substitute materials for this alloy.

In addition to our manufacturing facilities, we own and operate facilities used for testing and developing our technologies. We have catalyst test facilities, including two combustion test rigs, at our site in Mountain View, California. These facilities are capable of testing catalysts at a range of gas turbine operating conditions representative of most gas turbines that are presently manufactured. We have additional facilities that allow for the testing of critical combustor components such as preburners and mixers.

We also own a Kawasaki Heavy Industries, Ltd. 1.4 MW M1A-13A gas turbine equipped with the Xonon combustion system that is operating on the electric utility grid in Santa Clara, California. This turbine provides electric power under contract to Silicon Valley Power. In addition to power production, this unit serves as our on-engine test and demonstration facility for the Xonon combustion system for gas turbines.

Regulatory

In the United States, federal air quality regulations include standards for ground-level ozone (a primary component of smog) and particulate matter (soot). Since NOx is both a precursor to ground-level ozone and a contributor to the formation of fine particulate matter, reducing NOx emissions at power generation facilities is important to meeting air quality standards. Federal air quality regulations also include standards for emissions of carbon monoxide and unburned hydrocarbons, two other common byproducts of electric power generation. The federal regulations governing air quality create National Ambient Air Quality Standards ("NAAQS"). Areas that meet the NAAQS are designated as "attainment areas," while areas not meeting the standards are designated as "non-attainment areas." State and local authorities determine specific strategies to be applied in each area in order to meet the federal air quality standards. Generally speaking, emissions restrictions applied in the most severe non-attainment areas are the most stringent.

Federal law requires that major new and modified sources of air pollution in attainment areas use the most effective emissions control technology that has been demonstrated in practice and is commercially available, unless it can be shown not to be cost-effective. This requirement is referred to as the "Best Available Control Technology," or BACT. State and local authorities determine what BACT will be on a case-by-case basis when assessing new power projects.

In areas that do not meet ambient air quality standards, authorities assessing new facilities are not permitted to consider the cost-effectiveness of technology alternatives. This more stringent technology determination is referred to as the "Lowest Achievable Emissions Rate," or LAER. Furthermore, in non-attainment areas, the permitted emissions of major new or modified sources of air pollution must also be offset by emissions reductions elsewhere such that there is a net decrease in overall emissions as a result of the new source. In order to satisfy this requirement, project developers may demonstrate emissions reductions or, in some markets, purchase credits for emissions reductions.

To facilitate the control technology assessments in BACT/LAER determinations, some state and local authorities have published guidance documents for applicants that identify desired emissions levels for different types of sources. For example, the California Air Resources Board ("CARB") and the South Coast Air Quality Management District ("SCAQMD") covering the Los Angeles Basin have adopted guidance NOx emissions levels for gas turbines of 2.5 parts per million ("ppm"). The Xonon Cool Combustion system operating on the gas turbine at Silicon Valley Power has satisfied federal EPA guidelines for an emissions control technology that is "achieved in practice" and has demonstrated emissions levels that would satisfy the CARB and SCAQMD guidelines for gas turbines. We believe that Xonon is the only gas turbine combustion system demonstrated to meet these guidelines without requiring a costly exhaust cleanup system. Furthermore, in February 2001, we successfully completed an evaluation process by the EPA, which verified the ultra low emissions performance of a Xonon-equipped gas turbine operating at Silicon Valley Power.

While U.S. regulations do not directly force the adoption of new control technologies or mandate lower emissions levels, they do provide an economic incentive to achieve lower emissions, and, through BACT/LAER determinations, require consideration of newly introduced control technologies that are more cost-effective and/or achieve lower emissions levels. We believe the Xonon combustion system for gas turbines achieves desired ultra low emissions levels more cost-effectively than post-combustion exhaust cleanup systems, and enables gas turbines to achieve ultra low emissions in situations where these exhaust cleanup systems cannot be used. As a result, we believe Xonon will enhance the value of gas turbine projects by reducing emissions compliance costs and contributing to regulatory and community acceptance, thus improving the siting and operating flexibility of gas turbines.

In addition to environmental requirements in the United States, there are increasing restrictions on emissions abroad, particularly in Japan and Western Europe. Furthermore, lending agencies such as the World Bank and public pressure are expected to force host countries to adopt proven emissions control technologies on power plants in developing countries.

Our Intellectual Property

Xonon Cool Combustion is a proprietary technology with extensive intellectual property protection. Our intellectual property strategy is to identify key intellectual property developed by us in order to protect it in a timely and effective manner, and to use and assert such intellectual property to our competitive advantage in the catalytic combustion business. Intellectual property includes proprietary technology, know-how, business strategies and market information. An objective of our intellectual property strategy is to enable us to be first to market with proprietary technology and to sustain a long-term technological lead in the market. We rely on a combination of patents, trade secrets, trademarks, copyrights and contracts to protect our proprietary technology.

We use patents as the primary means of protecting our technological advances and innovations, such as our proprietary Xonon Cool Combustion system designs, catalyst compositions, new materials, manufacturing processes, operating techniques, combustor components and combustor system designs. We have adopted a proactive approach to identifying patentable inventions and securing patent protection through the timely filing and aggressive prosecution of patent applications. Our employees participate in a comprehensive invention disclosure program involving preparation of written invention memoranda and preservation of supporting laboratory records. Patent applications are filed in various jurisdictions internationally, which are carefully chosen based on the likely value and enforceability of intellectual property rights in those jurisdictions, and to strategically reflect our anticipated major markets. Patents provide us with the right to exclude others from incorporating these technical innovations into their products and processes. We also use patents, along with publications and, where appropriate, licensing-in of third party technology to provide us with the flexibility to adopt preferred technologies.

As of December 31, 2000, we (a) owned, either exclusively or jointly, (b) held exclusive license rights from third parties for, or (c) held license rights from affiliates, in 17 U.S. patents issued, 2 U.S. patents pending, 10 International Patent Treaties, and 43 international registered patents. An additional 5 patent applications are currently in preparation.

We believe we have developed a significant international patent portfolio. We have filed an increasing number of patent applications each year and we anticipate that this trend will continue. We actively monitor the patent position, technical developments and market activities of our competitors. We expect that our growing patent portfolio, especially when coupled with a strong enforcement program, will provide us with a significant advantage over our competitors.

Portions of our know-how are protected as trade secrets and supported through contractual agreements with our employees, suppliers, partners and customers. We aggressively protect our intellectual property rights in our collaboration agreements with a view to capturing maximum value from our products in our markets and ensuring a competitive advantage.

Competition

We expect Xonon-equipped gas turbines to compete with turbines outfitted with traditional emissions reduction technologies, including lean pre-mix combustion and conventional exhaust cleanup systems.

We believe Xonon is unique in its abilities to allow gas turbines to achieve ultra low emissions in simple cycle gas turbines and to achieve ultra low emissions without the use of exhaust cleanup systems. Lean pre-mix combustion systems cannot achieve ultra low emissions, and the applicability of conventional exhaust cleanup systems is limited. Exhaust cleanup used in combination with lean pre-mix combustion can reach ultra low emissions in some applications. As Xonon is applied to gas turbine models, these benefits will enhance the value of those gas turbines. We expect Xonon-equipped gas turbines to be priced to end-users by the OEMs to capture a share of that value.

Lean pre-mix combustion systems are manufactured and provided by gas turbine OEMs as part of their turbine product line. These gas turbine OEMs represent the potential customer base for our Xonon modules, and we expect to rely upon them to distribute Xonon-equipped turbines to end-users.

Third parties, including Cormatech, Engelhard, Goal Line, Mitsubishi and Siemens Westinghouse, manufacture conventional exhaust cleanup systems. End-users generally purchase these systems directly from the manufacturers, through packagers, or from vendors of heat recovery steam generation equipment. Gas turbine OEMs do not function as intermediaries in these transactions and do not receive any economic value from the sale of exhaust systems.

We expect that gas turbine OEMs will choose to purchase Xonon modules and distribute Xonon-equipped turbines despite the fact that Xonon represents a direct competitive challenge to their existing emissions control products. We believe this will be the case for two reasons. First, Xonon combustion systems achieve ultra low emissions at lower costs than competing technologies. Based on this cost differential, turbines that incorporate Xonon Cool Combustion technology offer a significant competitive advantage over turbines equipped with conventional emissions technology. Incorporation of Xonon Cool Combustion technology, therefore, enhances the OEM's product line and offers the potential for the turbine OEM to gain market share from competitors whose turbines do not incorporate Xonon Cool Combustion technology. Second, incorporating Xonon into its turbines allows the OEM to capture a larger portion of the economics associated with pollution control. Currently, OEMs only capture the portion of emissions reduction economics associated with lean pre-mix, while third parties capture the portion of economics associated with exhaust cleanup systems. Because Xonon replaces lean pre-mix technology and eliminates the need for exhaust cleanup systems, its incorporation in the turbine allows OEMs to capture a larger portion of the economic value associated with emissions reduction.

Over time, the Xonon combustion system may also face competition from new entrants to the market for emissions reduction. New entrants may eventually develop competing technologies, catalytic or otherwise, that also achieve ultra low emissions on a cost-effective basis. For example, Precision Combustion, Inc. ("PCI") has indicated on its web site that it has a long-term business agreement with Siemens Westinghouse Power Corporation to develop, manufacture and sell low, single digit NOx catalytic combustors for certain of Westinghouse's gas turbines. PCI also states that it is working with other gas turbine manufacturers under shorter term agreements. PCI has not characterized these agreements as exclusive.

We believe, based on a review of public reports, that we are the only company to have demonstrated catalytic combustion in full-scale combustion systems at actual gas turbine conditions and to have achieved operation of catalytic combustion on a gas turbine with the durability required for commercial success. Further, we believe the technology that has enabled us to achieve these milestones is proprietary to us.

We believe that the measures we have taken to protect our intellectual property provide a significant barrier to entry for future competing technologies. We also believe that even if current efforts to create competing technologies could circumvent our intellectual property protections, these efforts are several years away from commercial development.

Subsidiaries

Sud-Chemie Catalytica, L.L.C.

Sud-Chemie Catalytica, L.L.C. is a 50/50 joint venture originally formed in 1998 between Catalytica Advanced Technologies and the Sud-Chemie Group to custom manufacture organometallic catalysts. Sud-Chemie Catalytica is focused on supported and unsupported single-site catalysts and boron co-catalysts, a recently discovered class of chemical compounds that allow highly controlled polymerization reactions. Organometallic single-site catalysts are used to produce new grades of plastics, such as polyethylene and polypropylene. They impart desirable qualities such as increased impact strength and toughness, better melt characteristics, and improved clarity in films. Scale-up and cost-effective manufacture of commercial quantities of single-site catalysts especially metallocenes for the polyolefin industry, is the primary focus. Formerly named Single-Site Catalysts, the name was changed to Sud-Chemie Catalytica in March 2000 to more closely identify the company with the parents of the joint venture.

Beginning in early 2001, the Sud-Chemie Group will provide 100% of the funding for the current year activity of Sud-Chemie Catalytica. In exchange for this commitment, Sud-Chemie will receive an increased equity ownership in the joint venture. We will continue to assess our position in the joint venture and can resume funding at any time under the current operating agreement.

Catalytica NovoTec, Inc.

Catalytica NovoTec ("NovoTec") was formed by us in July 2000 to rapidly improve chemical and petrochemical manufacturing processes using proprietary high speed testing and computer learning technologies for the discovery and development of new catalysts.

Shortly after the spin-off transaction, we conducted a strategic assessment of our non-energy technology businesses. As a result of that review, we decided in January 2001 to discontinue all operations within the NovoTec subsidiary.

In March 2001, we sold substantially all of the assets formerly used in NovoTec's operations to NovoDynamics, Inc., a corporation founded by members of NovoTec's prior management.

Human Resources

As of December 31, 2000, we employed 85 persons. None of our employees is represented by a labor union. We believe our relations with our employees are good.

Directors, Executive Officers and Key Employees

Our directors, executive officers and key employees are as follows:

          Name             Age  Position with Catalytica Energy Systems
          ----             ---  ---------------------------------------
Ricardo B. Levy..........   56  Chairman of the Board and Director

Craig N. Kitchen.........   50  President and Chief Executive Officer and Director

Ralph A. Dalla Betta.....   56  Chief Technology Officer and Vice President, Technology

Dennis Riebe.............   58  Chief Financial Officer

Carl Schopfer............   54  Senior Vice President, Engineering

Patrick T. Conroy........   55  Senior Vice President, Product Development

Steven J. Oliva..........   42  Vice President, Operations

Richard Buchanan.........   37  Vice President, Business Leader

Jacqueline Cossmon.......   45  Vice President, Investor Relations

Ronald L. Alto...........   51  Vice President, Sales and Service

Lawrence W. Briscoe......   56  Director

William B. Ellis.........   60  Director

Frederick M. O'Such......   63  Director

John A. Urquhart.........   72  Director

Thomas E. White..........   57  Director

Ernest Mario.............   62  Director

Howard I. Hoffen.........   37  Director

Ricardo B. Levy, Ph.D. joined our board of directors in June 1995 as chairman of the board. He was a founder of Catalytica, Inc., and was a director of Catalytica, Inc. from 1974 to December 2000. He served as chief operating officer from Catalytica, Inc.'s inception in 1974 until August 1991. He served as president and chief executive officer of Catalytica, Inc. from August 1991 until December 2000. Before founding Catalytica, Inc., Dr. Levy was a founding member of Exxon's chemical physics research team. Dr. Levy also serves on the board of directors of the public company, Pharmacopeia, Inc. Dr. Levy has an M.S. from Princeton University and a Ph.D. in chemical engineering from Stanford University. Dr. Levy is an alumnus of Princeton and Harvard University's Executive Management Program.

Craig N. Kitchen has served as our president, chief executive officer, and director since July 2000. Prior to that Mr. Kitchen was a corporate vice president at Triumph Group, a manufacturer of major airframe, structural and aircraft engine components, where he most recently directed business for the aerospace companies. From October 1994 to July 1997, Mr. Kitchen was a partner at Stolper-Fabralloy, a supplier of combustors for aerospace and industrial gas turbines, and led the business development efforts for new combustors such as GE Aircraft Engines, Rolls Royce, Allison Engine and Solar Gas Turbines. From 1982 to 1994, Mr. Kitchen served in several senior management positions and was vice president, repairs and overhaul/business development for AlliedSignal. Mr. Kitchen holds a B.S.M.E. from the U.S. Air Force Academy and an M.B.A. from the University of Northern Colorado.

Ralph A. Dalla Betta, Ph.D. has served as our chief technology officer and vice president, technology since June 1995. From 1976 until the spin-off of Catalytica Energy Systems, Inc., Dr. Dalla Betta was employed by Catalytica, Inc. most recently as chief scientist. Prior to joining Catalytica, Inc., Dr. Dalla Betta was a senior scientist at the Ford Motor Company. He has authored over 40 scientific papers, holds 12 patents and is co-author of one book. He holds a B.S. degree from the Colorado College and a Ph.D. in physical chemistry from Stanford University.

Dennis S. Riebe has served as our chief financial officer since September 2000. Prior to that, Mr. Riebe spent 34 years with AlliedSignal (now Honeywell), in a variety of positions including both Finance and Operations. He served as the CFO for an AlliedSignal Engines acquisition in Stratford, Connecticut, and has been the Director of Cost Management and Director of Financial Planning and Analysis for the AlliedSignal Engine business. Prior to that he was the Corporate Controller for The Garrett Corporation, and served as an officer and member of the Board of Directors for an international joint venture with the Republic of China (Taiwan). Mr. Riebe is a graduate of Purdue University and has completed graduate studies in business administration at Arizona State University.

Carl Schopfer has served as our senior vice president, engineering since April 2000. Prior to that, Mr. Schopfer spent over 20 years at AlliedSignal Engines (formerly Garrett Turbine Engine Company), most recently as vice president, engineering and technology. Prior to that he was AlliedSignal Engines' vice president, strategic planning and business development. From 1968 to 1976, Mr. Schopfer worked as a development engineer at the Allison Gas Turbine Division of General Motors Corporation. Mr. Schopfer holds a B.S. in mechanical engineering from the University of Missouri-Rolla and an M.B.A. from Butler University.

Patrick T. Conroy has served as our senior vice president, product development since September 1998. Since October 1997, Mr. Conroy has served as president and chief executive officer of GENXON Power Systems LLC, a joint venture we entered into with Woodward Governor Company. From 1971 until February 1997, Mr. Conroy was employed by Westinghouse Electric Corporation in the nuclear energy and power generation businesses. Significant positions during his tenure at Westinghouse included four years as operations manager of the nuclear service business and six years as general manager of the power generation service business. He was also the senior sales executive for Westinghouse's power generation business in Europe, the Middle East and Africa and president of a joint venture with Rolls Royce Industrial Power. Mr. Conroy holds a B.S. in marine engineering from the US Merchant Marine Academy (Kings Point) and has completed graduate work in business administration at Widener University.

Stephen J. Oliva has served as our vice president, operations since June 1998, when he was promoted from director of operations, a position he had held since joining us in May 1995. From March 1990 to May 1995, Mr. Oliva was with the consulting firm of Pittiglio, Rabin, Todd & McGrath, a leader in operations and product development consulting to high technology companies, where he served in a number of roles, including director of materials and director of operations for various clients. Prior to that, Mr. Oliva held technical and management positions in operations with DuPont, Hewlett Packard and Genentech. Mr. Oliva holds a B.S. in chemical engineering from M.I.T. and an M.B.A. from Stanford.

Richard Buchanan has served as our vice president, business leader since October 2000. Prior to that, Mr. Buchanan spent 15 years with Allied Signal (now Honeywell) in a variety of positions in Customer Support and was most recently the Manager of Regional Turbofan, New Business Development. Mr. Buchanan holds a B.S. in Business Management and an Associate of Applied Science Degree in Aviation Management from Southern Illinois University.

Jacqueline Cossmon has served as our vice president, investor relations since February 2001. Prior to that, Ms. Cossmon was vice president of investor relations of Catalytica, Inc. from late 1998 to December 2000. Before joining Catalytica, Inc. she spent over 18 years in the healthcare industry, with a focus in the last nine years on investor and public relations. She has headed the investor relation's efforts for Applied Biosystems and Applied Immune Sciences. Prior to that, Cossmon held various management positions including national sales manager and national accounts manager for biochemical and bioseparation products at Applied Biosystems. She holds an MBA with an emphasis in finance from Santa Clara University and is an active member of the National Investor Relations Institute.

Ronald L. Alto joined us as our vice president, sales and services in March 2001. Prior to that, Mr. Alto was vice president of global marketing of Cytec Industries, Inc. from 1999 to March 2001. Mr. Alto held various positions including regional director Australasia and director of marketing, sales, service and new business development at Honeywell from 1982 through 1998. Before joining Honeywell, he held various management and engineering positions at General Electric, Inc. from 1972 until 1981. He was an officer in the USAF, and holds an Aeronautical Engineering degree from Arizona State University and is an alumnus of management, marketing and business development programs at the University of Southern California, University of Michigan, Thunderbird Graduate School of International Management, and GE, Crotonville, Executive Business Management Program.

Lawrence W. Briscoe has served as our director since our inception in 1995. Mr. Briscoe has been the chief financial officer of Maxygen since January 2001.
Mr. Briscoe served as our chief financial officer from our inception until September 2000. From July 1994 to December 2000, Mr. Briscoe served as the chief financial officer and vice president, finance and administration of Catalytica, Inc. Before joining Catalytica, Inc., he held various executive and financial positions including president and chief operating officer and director of Brae Corporation, vice president of corporate development at Transamerica Corp. and chief executive officer of United States Commercial Telephone Corp. Mr. Briscoe holds a B.S. in electrical engineering from the University of Missouri, an M.S. in business from the University of Southern California and an M.B.A. from Stanford University.

William B. Ellis joined our board of directors in September 1995. Mr. Ellis is a senior fellow of the Yale University School of Forestry and Environmental Studies. Mr. Ellis retired as chairman of Northeast Utilities in 1995, where he also served as chief executive officer from 1983 to 1993. Mr. Ellis joined Northeast Utilities in 1976 as its chief financial officer. Mr. Ellis was a consultant with McKinsey & Co. from 1969 to 1976 and was a principal in that firm from 1975 to 1976. Mr. Ellis serves on the board of directors of Massachusetts Mutual Life Insurance Company and the Pew Center on Global Climate Change. He has a Ph.D. in chemical engineering from the University of Maryland.

Frederick M. O'Such joined our board of directors in 1995. Mr. O'Such is currently president and chief executive officer of Xertex Capital. From 1981 to 1986, Mr. O'Such served as chief executive officer of Xertex Corporation. From 1970 to 1981, Mr. O'Such served as group president and vice president, corporate development with Envirotech Corporation. He served as group vice president with Gulton Industries, Inc. from 1963 to 1970. Mr. O'Such is a member of several boards of directors, including Herrick-Pacific Corporation, a public company. Mr. O'Such holds a B.S. in chemical engineering from Lehigh University and an M.B.A. from Harvard University.

John A. Urquhart joined our board of directors in April 1997. He currently serves as senior advisor to the chairman of Enron Corp. and also served as the vice chairman of Enron from 1990 to 1998. Mr. Urquhart also serves on a number of other boards of directors, including those of the following public companies:
Enron, Hubbell Incorporated, TECO Energy, Inc., Weir Group PLC and Tampa Electric Co. He previously served as the senior vice president/executive vice president of industrial and power systems at General Electric. In addition, he served five years as a committee member on the board of the United States Council for Energy Awareness. Mr. Urquhart holds a B.S. in engineering from the Virginia Polytechnic Institute.

Thomas E. White joined our board of directors in January 1998. Mr. White has been designated by Enron Energy Services to serve as one of our directors pursuant to Enron Ventures' right to nominate a director under its Series B Preferred Stock Purchase Agreement and Omnibus Agreement. Mr. White was named chairman and chief executive officer of Enron Power Corp., a wholly-owned subsidiary of Enron, in 1991 and assumed the titles of Chairman and Chief Executive Officer of Enron Operations Corp. in 1993, Chairman and Chief Executive Officer of Enron Ventures Corp. in 1996, and Vice Chairman of Enron Energy Services in 1998. Mr. White joined Enron in 1990 after retiring as a brigadier general from the United States Army, following 23 years of military service. Mr. White holds a B.S. in engineering from the United States Military Academy and an M.S. in operations research from the United States Naval Post Graduate School.

Ernest Mario, Ph.D. joined our board of directors in September 2000. Dr. Mario is currently chairman and chief executive officer of ALZA. Before joining ALZA in August 1993 Dr. Mario served as deputy chairman and chief executive officer of Glaxo Holding p.l.c., having served in a variety of executive positions with Glaxo, Inc. beginning in 1986. From 1977 to 1984, he held various executive level positions with Squibb Corporation, ending as president and chief executive officer of Squibb Medical Products. Dr. Mario is a member of the board of directors of several companies, including the following public companies:
SonoSite, COR Therapeutics, Cepheid, Orchid BioSciences, Inc. and Pharmaceutical Product Development Co. Dr. Mario has a Ph.D. and an M.S. in physical sciences from the University of Rhode Island and a B.S. in pharmacy from Rutgers University.

Howard I. Hoffen joined our board of directors in September 2000. Mr. Hoffen is currently the Chairman and Chief Executive Officer of Morgan Stanley Dean Witter Private Equity, and has been a Managing Director of Morgan Stanley & Co., Incorporated since 1997. He joined Morgan Stanley & Co., Incorporated in 1985 and Morgan Stanley Dean Witter Private Equity in 1986. Mr. Hoffen also serves on a number of boards of directors, including the board of the public company, Allegiance Telecom, Inc., and is a director of several privately held companies. Mr. Hoffen has a B.S. from Columbia University and an M.B.A. from the Harvard Business School.

Item 2.  PROPERTIES

Our research and development facility is based in Mountain View, California, occupying four buildings covering approximately 85,000 square feet. Our lease expires on December 31, 2003, with a five-year option for renewal. Our research and development facility is adequate for the Company's needs for the foreseeable future.

We lease an additional 5,200 square foot facility in Scottsdale, Arizona, which is used primarily for sales and engineering support functions. This lease expires in August 2003.

Item 3.  LEGAL PROCEEDINGS

On August 14, 2000, the City of Glendale filed a complaint against us, Catalytica, Inc. and GENXON Power Systems, Inc. in Los Angeles County Superior Court. The case has been transferred to the Orange County Superior Court, Case No. 00CC13002. The complaint asserts claims against all defendants for breach of contract, breach of the covenant of good faith and fair dealing, fraud and negligent misrepresentation arising out of defendants' failure to complete its performance under a Technical Services Agreement between the City of Glendale and Catalytica, Inc. providing for the retrofit of the FT4 engine with the FT4 Xonon Combustion System. The City of Glendale seeks compensatory damages in
excess of $7,500,000 and punitive damages.   On January 16, 2001, the court
granted, with leave to amend, Catalytica, Inc.'s motion to dismiss the causes of action for fraud and negligent misrepresentation asserted in the complaint. The defendants believe they have meritorious defenses to the remaining claims asserted and intend to defend the action vigorously. While it is not possible to predict with certainty the outcome of this matter, and while we do not believe an adverse result would have a material effect on our financial position, it could be material to the results of operations and cash flows for a fiscal year. We have agreed to indemnify Catalytica, Inc. for any costs associated with this matter.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year covered by this report.

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Common Stock

Our common stock is listed on the Nasdaq National Market under the symbol "CESI." The following table sets forth high and low trading prices per share for our common stock as quoted on the Nasdaq National Market from the effective date of our spin-off, December 18, 2000 until December 31, 2000. Such prices represent interdealer prices and do not include retail mark-ups or mark-downs or commissions and may not represent actual transactions.

                                                             December 18, 2000
                                                                  through
                                                             December 31, 2000
                               Common stock price
                                    per share:
                                  High                             $19 1/2
                                  Low                               12 5/8

As of February 23, 2001, there were approximately 784 holders of record of our common stock, as shown on the records of our transfer agent. The number of record holders does not include shares held in "street name" through brokers.

We have never paid cash dividends on our common stock or any other securities. We anticipate that we will retain any future earnings for use in the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

Item 6.  SELECTED FINANCIAL DATA

The following tables contain selected financial data as of and for each of the four years ended December 31, 1997, 1998, 1999 and 2000 and have been derived from combined financial statements, which have been audited by Ernst & Young LLP, independent auditors. The selected financial data relating to 1996 has been derived from unaudited financial statements. The selected financial data are qualified by reference to, and should be read in conjunction with, our financial statements and the notes to those financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations. No cash dividends were declared in any of the periods presented.

                                                      Years ended December 31,
                                    --------------------------------------------------
                                      1996      1997       1998      1999       2000
                                    -------   --------   -------   -------    --------
                                              (in thousands, except per share data)
Statement of Operations Data:
Research and development
 contracts........................  $ 5,934   $  5,139   $ 6,279   $  3,053   $  5,487
                                    -------   --------   -------   --------   --------
Costs and expenses:
  Research and development(1).....    6,451      6,009     9,313      9,627     11,277
 Costs associated with
    discontinued product line.....      268         --        --         --         --
  Selling general and
    administrative................      708        671     1,269      4,786     10,660
                                    -------   --------   -------   --------   --------
   Total costs and expenses.......    7,427      6,680    10,582     14,413     21,937
                                    -------   --------   -------   --------   --------
Operating loss....................   (1,493)    (1,541)   (4,303)   (11,360)   (16,450)
Loss on joint venture.............       --     (4,355)   (3,826)    (1,133)      (236)
Interest income...................       --         --     1,409      1,041        886
Interest expense..................     (114)      (374)     (177)      (278)      (110)
                                    -------   --------   -------   --------   --------
Net loss                            $(1,607)  $ (6,270)  $(6,897)  $(11,730)  $(15,910)
                                    =======   ========   =======   ========   ========
Basic and diluted
  net loss per share(2)                  --         --        --         --   $ (15.91)
                                    =======   ========   =======   ========   ========

Weighted average shares used for
 above calculation                       --         --        --        --       1,000
                                    =======   ========   =======   ========   ========
                                                        December 31
                                    -------------------------------------------------
                                      1996       1997      1998      1999      2000
                                    -------   --------   -------   -------   --------
Combined Balance Sheet Data:
Cash, cash equivalents
 and short term investments.......  $    --   $     --  $ 22,847   $ 16,032  $ 58,713
Total assets......................    2,767      2,871    28,520     19,840    67,772
Total stockholders'
equity (deficit)..................   (8,928)   (15,198)   24,137     12,552    57,470

(1)  See Note 2 to the financial statements.
(2) Since we did not have a formal capital structure until December 2000, loss per share information prior to that date has not been presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which involve risks and uncertainties including but not limited to those statements containing the words "believes", "anticipates", "estimates", "expects", and words of similar import, regarding the Company's strategy, financial performance and revenue sources. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under "Risk That Could Affect Our Financial Condition and Results of Operations" and elsewhere in this report. The Company undertakes no obligation to update publicly any forward looking statements to reflect new information, events or circumstances after the date of this release or to reflect the incurrence of unanticipated events. See "Forward-Looking Statements".

Overview

We develop proprietary technologies that use catalysts to essentially eliminate the formation of harmful pollutants and improve the performance of hydrocarbon combustion systems such as gas turbines. We have developed Xonon Cool Combustion, a breakthrough combustion technology that reduces temperatures in combustion systems to avoid the formation of chemical pollutants without diminishing combustion efficiency. We are developing and marketing Xonon Cool Combustion technology for use in gas turbines in power generation and gas pipeline compression applications.

In December 2000, we and Catalytica Advanced Technologies, Inc. were combined, and all of the shares of the combined company were distributed on a pro rata basis by Catalytica, Inc. to its stockholders.

In our early stage of development we were engaged in developing, manufacturing and marketing technologies that use catalysts to measure the existence of harmful pollutants. In 1995, we ceased efforts to develop measurement products and disposed of related assets in 1996. Cumulative net costs associated with this discontinued product line were $9.3 million. Prior to our combination with Catalytica Advanced Technologies, as described above, new technologies were developed through Catalytica Advanced Technologies. In July 2000, we formed Catalytica NovoTec Inc. ("NovoTec") to develop improved catalytic processes employing proprietary high speed testing and computer learning technologies.
In January 2001, all operations in NovoTec were ceased.

Our costs to date, excluding costs associated with the discontinued product line, have primarily consisted of expenses to support Xonon development. We expect to significantly increase our research and development expenses to further commercialize Xonon. As we begin to fulfill commercial orders, we will incur cost of goods sold expenses. Costs associated with Catalytica Advanced Technologies to date have primarily consisted of expenses to support contracted research.

All of our revenue has consisted of revenue from research and development contracts funded either from gas turbine manufacturers, government sources or research institutions, as well as contracted and collaborative research. We do not anticipate product sales until at least 2001. These sales may require future royalty payments to others. We expect to incur operating losses through at least 2003.

Results of Operations

Comparison of the years ended December 31, 1998, December 31, 1999, and December 31, 2000.

Revenue

                       For the year ended
                          December 31,                   Annual % Change
                     ---------------------         ---------------------------
                      1998   1999    2000          1999/1998         2000/1999
                     -----  ------  ------         ---------         ---------
                       (in thousands)
 Total revenue..     $6,279 $3,053  $5,487           (51)%              80%

Our revenue has consisted entirely of research and development revenues that are derived from cost reimbursement contracts with gas turbine manufacturers, government agencies and research institutions, as well as contracted and collaborative research. Reimbursement contracts provide for partial recovery of our direct and indirect costs. The timing of these reimbursements varies from year to year, and from contract to contract, based on the terms agreed upon by us and the funding party.

Revenue increased 80% for the twelve months ended December 31, 2000, compared with the twelve months ended December 31, 1999. This increase was principally due to securing $2.7 million of additional external development funding for Xonon development programs. During 2000 we received $2.9 million of new revenue related to GE programs. This increase was slightly offset by a $0.3 million decrease in external funding related to Catalytica Advanced Technologies' revenues as it decreased its emphasis on contract research and focused its efforts on development of new business opportunities.

Revenue decreased 51% for the twelve months ended December 31, 1999, compared with the twelve months ended December 31, 1998. This reduction was principally due to a $1.2 million decrease in external research funding received by us during 1999, as well as a $2.0 million decrease in Catalytica Advanced Technologies' R&D revenue as it decreased its emphasis on contract research and focused its efforts on development of new technologies through joint ventures.

Most of our research and development contracts are subject to periodic review by the funding partner, which may result in modifications, termination of funding or schedule delays. We cannot assure that we will continue to receive research and development funding. In return for funding development, collaborative partners receive certain rights in the commercialization of the resulting technology. We expect to continue to pursue funded research programs. These may not, however, be a continual source of revenue. Due to the nature of our operating history, period comparisons of revenues are not necessarily meaningful and should not be relied upon as indications of future performance.

Costs and Expenses

                                                                       For the year ended
                                                                          December 31,                Annual % Change
                                                                     ----------------------      ---------------------------
                                                                     1998     1999     2000      1999/1998         2000/1999
                                                                     -----    -----    ----      ---------         ---------
                                                                         (in thousands)
Research and development (includes
 allocated costs from Catalytica, Inc. of
 $1,938, $2,045 and $ 1,678 for the
 years ended December 31,
 1998, 1999, and 2000, respectively)...................              $9,313   $9,627   $11,277       3%                17%
Selling, general and administrative
 (includes allocated costs from
 Catalytica, Inc. of $1,049, $1,052 and
 $ 875 for the years ended
 December 31, 1998, 1999, and 2000,
 respectively).........................................               1,269    4,786    10,660     277%               123%

Research and Development ("R&D"). R&D expense includes compensation and benefits for engineering staff, expenses for contract engineers, materials to build prototype units, fees paid to outside suppliers for subcontracted components and services, supplies used and facility-related costs. We expense all R&D costs as incurred.

R&D expense increased 17% for the twelve months ended December 31, 2000, compared with the twelve months ended December 31, 1999. Once the prototype development program of our 50% owned GENXON joint venture was completed in June 1999, the engineering efforts relating to additional catalyst system testing and development were conducted principally by us and consequently resulted in our having increased R&D costs of $2.0 million in 2000 over 1999. The increase in R&D expenditures was also attributable to an increase of $2.0 million from Xonon development programs. We expect to continue our R&D efforts, and we expect R&D expense to increase in the future. The R&D expense increase was partially offset by a net reimbursement of advances made by us to Enron totaling approximately

$1.1 million. In December 1999, we agreed to advance cash to Enron in order to accelerate the development of Xonon cool combustion applications for turbines. In exchange, Enron obligated itself to repay any advances at the end of nine months in either cash or "turbine credits". Under the arrangement, if certain conditions were met, Enron could gain the unilateral right to select whether it would repay our advances with cash or settle them through turbine credits. The turbine credits entitle the holder to a dollar-for-dollar credit on the purchase of certain turbines that specify the use of our Xonon process. Because Enron could gain the right to use the turbine credits to settle the advances and because we were unable to reasonably estimate the amount we would ultimately realize if Enron used turbine credits to settle the advances, we recorded a $1.2 million provision, which was equal to the amount advanced by us to Enron at December 31, 1999. In March 2000, the agreement was amended and Enron reimbursed us for approximately $1.1 million of the previous advance. Accordingly, that amount was recorded in the first quarter of 2000 as a reduction of related R&D expense.

R&D expense increased 3% for the twelve months ended December 31, 1999, compared with the twelve months ended December 31, 1998. Although the total amount of R&D expense remained relatively flat in 1999, R&D expense was impacted by a shift in R&D spending from the GENXON joint venture back to us and a decrease in Catalytica Advanced Technologies' R&D expense due to commencement of their joint venture with Sud-Chemie. Beginning in the second half of 1996 through the end of the second quarter of 1999, a significant portion of our research activity was financed through and allocated to the GENXON joint venture. Once the prototype development of the Kawasaki development program was completed in June 1999, we assumed primary funding of additional catalyst system testing and development which resulted in an increase in R&D costs of $0.9 million in 1999. In addition, $1.2 million of costs incurred to accelerate the development of Xonon technology also contributed to the increase in R&D expense in 1999. Lastly, the increase in R&D expenses was partially offset by lower R&D expenses by Catalytica Advanced Technologies in the amount of $1.7 million due to a shift in emphasis from contract research to development of new technologies primarily through its 50/50 joint venture, Sud-Chemie Catalytica, which was formed in July of 1998. R&D expenses that were previously incurred by Catalytica Advanced Technologies were transferred to the Sud-Chemie Catalytica joint venture, which accounted for a reduction of Catalytica Advanced Technologies' R&D expenses of $1.1 million in the twelve months ended December 31, 1999 when compared to 1998. Catalytica Advanced Technologies formed this joint venture to share development costs with its joint venture partner.

Through the end of the second quarter of 1999, a significant portion of our research activity was conducted on behalf of the GENXON joint venture (see "Loss on Joint Venture"). As a result, some R&D costs were incurred by the joint venture rather than by us. The following amounts of R&D expenses were incurred by us (under our contract with GENXON) and charged to the GENXON joint venture: none in 2000, $2.0 million in 1999, and $2.5 million in 1998. Additionally, the GENXON joint venture incurred other significant R&D costs reflected in the GENXON financial statements. Once GENXON completed its final program in June 1999, all further R&D efforts were conducted principally by us and consequently are reflected in our R&D costs. We account for losses of our joint ventures under the equity method of accounting.

Selling, General and Administrative ("SG&A") expenses include compensation, benefits and related costs in support of corporate functions, which include management, business development, marketing, sales and finance. Additionally, SG&A expenses include charges by Catalytica, Inc. for various costs paid by Catalytica, Inc. on our behalf, including facilities, finance, legal, human resources, pension and other expenses. Charges for these services have been allocated based upon square footage, usage, headcount and other methods that management believes to be reasonable.

SG&A expenses increased 123% for the twelve months ended December 31, 2000, compared with the twelve months ended December 31, 1999. This increase was primarily due to $5.3 million in transaction costs recorded in the third and fourth quarters which related to our spin-off and $0.9 million in severance costs associated with the resignation of our former President and Chief Executive Officer. In addition, $1.0 million of the increase was due to increased staffing and administration costs of which $0.3 million was related to the commercialization of Xonon and $0.7 million was related to NovoTec, our subsidiary, which was formed in June 2000. The increases in 2000 in SG&A were partially offset by a one-time charge of $1.3 million reserve for contingencies which we incurred in 1999. We expect SG&A expenses to increase in the future as we enter later stages of commercialization.

SG&A expenses increased 277% for the twelve months ended December 31, 1999 when compared to the twelve months ended December 31, 1998. As we move toward commercialization, we have developed a need to increase our marketing and other SG&A activities. Related to this transition, our costs increased $2.2 million between 1998 and 1999. Additionally, in 1999, we recorded a charge of $1.3 million for contingencies.

Loss on Joint Ventures

                            For the year ended
                               December 31,                  Annual % Change
                           --------------------         -----------------------
                           1998    1999    2000         1999/1998     2000/1999
                           ----    ----    ----         ---------     ---------
                              (in thousands)
 Loss on joint ventures... $3,826  $1,133  $236            (70)%         (79)%

In 1996, we formed a Delaware limited liability company, GENXON LLC, as a 50/50 joint venture with Woodward Governor to develop the potential market for upgrading out-of-warranty turbines with new systems to improve emissions and operating performance. We account for losses of our joint ventures under the equity method of accounting. Under the equity method of accounting, we are required to record losses in the joint venture because we made a capital contribution in an equal amount during this period. We recognized 50% of the loss of the joint venture to the extent of our capital contribution, which resulted in losses of $0.2 million in 2000, $1.1 million in 1999, and $3.7 million in 1998. In the third quarter of 1999, GENXON completed its prototype development of the Kawasaki combustion unit, and we began conducting subsequent catalyst system testing programs. Although we expect to make further reduced capital contributions during 2001, which will result in the recognition of additional pro rata losses, neither joint venture partner is contractually required to make such capital infusions. Our reduced level of investment in GENXON is expected to continue throughout 2001.

In 1998, Catalytica Advanced Technologies formed a joint venture with United Catalysts, Inc., a division Sud-Chemie Group, to form Sud-Chemie Catalytica. No losses were recorded by Catalytica Advanced Technologies in 2000 and 1999 related to Sud-Chemie Catalytica, because it had recorded its share of losses to the extent of its capital contribution of $0.15 million in 1998. The operating agreement does not require any further capital contributions by Catalytica Advanced Technologies or us beyond its initial $0.15 million contribution. Therefore, we do not expect to incur further losses unless we decide to invest additional capital beyond the initial $5 million commitment by the joint venture partner.

Interest Income

                        For the year ended
                           December 31,                     Annual % Change
                       -------------------               ---------------------
                       1998    1999   2000               1999/1998   2000/1999
                       ----    ----   ----               ---------   ---------
                         (in thousands)
 Interest income...    $1,409  $1,041 $ 886                 (26)%      (15)%

Our interest income consists of interest earned on cash, cash equivalents and short-term investments. Interest income decreased for the twelve months ended December 31, 2000, compared with the twelve months ended December 31, 1999, due to reduced average cash balances attributable to the funding of operations. Interest income in 2001 is expected to be higher than in previous years as a result of higher cash balances related to $50.0 million of cash Catalytica, Inc. invested in us in December 2000, immediately before the close of the distribution of our common stock by Catalytica, Inc.

Interest income decreased 26% for the twelve months ended December 31, 1999 when compared to the previous period, due to reduced average cash balances attributable to the funding of operations. In January 1998, Enron Ventures invested $30.0 million in our company. Prior to the Enron Ventures investment, we had no interest income.

Interest Expense

                             For the year ended
                                December 31,            Annual % Change
                           ----------------------      ---------------------
                           1998     1999     2000      1999/1998   2000/1999
                           ----     ----     ----      ---------   ---------
                              (in thousands)
Interest expense........   $ 177    $ 278    $ 110        57%        (60)%

Interest expense decreased 60% for the twelve months ended December 31, 2000, compared with the twelve months ended December 31, 1999, due to Catalytica, Inc. discontinuing charging Catalytica Advanced Technologies interest related to intercompany debt owed to Catalytica, Inc. Catalytica Energy incurred a $0.1 million one-time interest cost in the first quarter of 2000 related to the recovery of $1.1 million of the $1.2 million advance paid by us to Enron and incurred to develop Xonon technology. Interest expense is expected to be minimal for the next few years.

Interest expense increased 57% for the twelve months ended December 31, 1999 when compared to the previous period due to an increase of $0.1 million of interest expense attributable to an increase of approximately $2.0 million of intercompany debt balance between Catalytica Advanced Technologies and Catalytica, Inc. Catalytica Advanced Technologies used borrowings from Catalytica, Inc. to fund operations. Catalytica, Inc. charged Catalytica Advanced Technologies interest of $0.2 million and $0.3 million for the twelve months ended December 31, 1998 and 1999, respectively. In January 1998, we received a $30.0 million investment by Enron Ventures. Prior to the Enron investment, we used borrowings from Catalytica, Inc. to fund our operations. We incurred interest expense to Catalytica, Inc. at an annual interest rate of 7% on these borrowings.

Income Taxes

No benefit for federal and state income tax is reported in the financial statements because of our Tax Sharing Agreement with Catalytica, Inc. In accordance with this agreement, we are not reimbursed for the tax benefit of our past losses and any net operating losses generated by us prior to our separation with Catalytica, Inc. in December 2000.

Liquidity and Capital Resources

                                                        Year ended
                                                       December 31,
                                            ---------------------------------
                                              1998         1999        2000
                                            --------     -------     --------
                                                     (in thousands)
Cash, cash equivalents, and short-term
 investments..............................  $ 22,847   $16,032        $ 58,713
Working capital...........................    22,424    10,653          51,552
Cash provided by (used in)
Operating activities......................    (3,784)   (7,367)        (10,740)
Investing activities......................   (10,017)   (1,488)             66
Financing activities......................    31,455     1,763          54,334
                                            --------   -------        --------
Net increase (decrease) in cash and cash
 equivalents..............................    17,654    (7,092)         43,660
Current Ratio.............................      7.14      2.62            6.05

Prior to the spin-out transaction, Catalytica, Inc. made a $50.0 million cash investment in us. At December 31, 2000, we had cash, cash equivalents, and
short term investments totaling approximately $58.7 million.   We believe that
our current cash resources are adequate to fund currently contemplated operations through at least 2002. Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize Xonon Cool Combustion technology, market acceptance of our systems and other factors. We expect to devote substantial capital resources to further commercialize Xonon Cool Combustion technology, hire and train our production staff, develop and expand our manufacturing capacity, begin production activities and expand our research and development activities.

Other Commitments

In December 2000, in connection with DSM's merger with Catalytica, Inc., we agreed to indemnify DSM Catalytica for all liabilities related to us and Catalytica Advanced Technologies incurred prior and subsequent to our spin-off from Catalytica, Inc. Additionally, we agreed to indemnify DSM for any costs associated with the merger, which were not reduced from the merger consideration distributed to shareholders of Catalytica, Inc. in connection with the merger.

We entered into research collaboration arrangements that may require us to make future royalty payments. These payments would generally be due once specified milestones, such as the commencement of commercial sales of a product incorporating the funded technology are achieved. Currently, we have three such arrangements with Tanaka Kikinzoku Kogyo ("Tanaka"), Gas Research Institute ("GRI") and the California Energy Commission ("CEC").

We have developed our catalytic combustion technology under a development agreement with Tanaka, a major Japanese precious metals company. Under this agreement, Tanaka funded a significant amount of the development effort related to this technology. In January 1995, we entered into a new agreement, for which further development and commercialization of the catalytic combustion technology, which superseded the original agreement. The new agreement divides commercialization rights to the technology between the parties along market and geographic lines. We have exclusive rights to manufacture and market catalytic combustion systems for large gas turbines (greater than 25 MW power output) on a worldwide basis and for small- and medium-sized gas turbines (25 MW power output or less) in the Western Hemisphere and in Western Europe. Tanaka has reciprocal exclusive rights to manufacture and market catalytic combustors for use in automobiles on a worldwide basis and for small- and medium- sized turbines in regions outside of our area of exclusivity. In each case, the manufacturing and marketing party will pay a royalty on net sales to the other party, and an additional royalty on net sales if the sale occurs in the other party's area of exclusivity. Each party is responsible for its own development expenses, and any invention made after May 1, 1995 is the sole property of the party making the invention, while the other party has a right to obtain a royalty-bearing, nonexclusive license to use the invention in its areas of exclusivity.

We entered into a funding arrangement with GRI to fund the next generation Xonon combustor and demonstrate its performance. We will be required to make royalty payments to GRI of $243,000 per year beginning with the sale, lease or other transfer of the twenty-fifth catalyst module for gas turbines rated greater than 1MW, for seven years, up to a maximum of $1.7 million.

We entered into a funding arrangement with the CEC in which they agreed to fund a portion of our Xonon-engine test and demonstration facility located in Santa Clara, California. Under this agreement, we are required to pay a royalty of 1.5% of the sales price on the sale of each product or right related to this project for fifteen years. We have the right to choose an early buyout option for an amount equal to $2.6 million, without a pre-payment penalty, provided the payment occurs within two years from the date at which royalties are first due to the CEC.

We have never paid cash dividends on our common stock or any other securities. We anticipate that we will retain any future earnings for use in the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

Impact of Inflation

The effect of inflation and changing prices on our operations was not significant during the periods presented.

Impact of Recently Issued Accounting Standards

FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for the fiscal year ending on or about December 31, 2001. It establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. We do not believe that adopting this statement will have a material effect on our financial position or results of operations. In December

1999, the Securities and Exchange Commission issued SAB 101, "Revenue Recognition in Financial Statements". Adoption of this statement did not have a material effect on our financial position or results of operations.

We have operated primarily in the United States and all sales to date have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

RISKS THAT COULD AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should carefully consider the risks described below before you decide to hold or sell our common stock. If any of the following risks were to occur, our business, financial condition or results of operations could suffer. In that event, the trading price of our common stock could decline, and you may lose all or part of your investment.

This annual report on Form 10K contains forward-looking statements based on our current expectations, assumptions, estimates and projections about our company and our industry. These forward-looking statements involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, as more fully described below.

Risks Related to Our Business

We are an early stage company and your basis for evaluating us is limited

Our activity to date has consisted of developing the Xonon Cool Combustion technology and designing products for its commercialization. We do not expect to ship our Xonon modules until at least 2001. Accordingly, there is only a limited basis upon which you can evaluate our business and prospects. Since we are an early stage company, our revenues will initially be low relative to the size of likely orders and may therefore vary significantly from quarter to quarter. You should consider the challenges, expenses and difficulties that we will face as an early stage company seeking to develop, manufacture and sell a new product.

We have incurred losses and anticipate continued operating losses through at least 2003

As of December 31, 2000, we had an accumulated deficit of $59.9 million. We have not achieved profitability and expect to continue to incur net losses until we can produce sufficient revenues to cover our costs. Our current cash resources are expected to finance operations through 2002. We expect to incur operating losses through at least 2003, and we expect that we will need to raise additional capital before we become profitable. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

We must successfully complete further development work before Xonon-equipped gas turbines can be shipped. Delays in completing this work could result in the loss of orders, and the emergence of significant technical issues could result in termination by OEMs of certain agreements to adapt Xonon to their gas turbines

Incorporating our technology in each gas turbine model will require adaptation work by us and the OEM, such as additional engineering work and, for some turbines, technology development. In most cases, that work has not yet been completed. For example, we have not yet completed the development of Xonon required to integrate it into the GE 7FA gas turbine. The GE 7FA gas turbine operates at a higher firing temperature than other gas turbine models for which we and GE have done more extensive adaptation work. The remaining work for the 7FA and possibly other gas turbine models may involve significant technical risks and may extend over several years. We are, however, currently performing within the timetables established for completion of these programs. We may not be successful in adapting Xonon technology to particular gas turbine models, and even if we are successful, the development work may result in delays in commercial shipment. Under the terms of our collaborative commercialization and license agreement with GE, GE may terminate the agreement at any time if it determines that there are significant technical issues which indicate that the technical objectives of the Xonon commercialization program are not achievable or cannot be achieved within the timetable established for the program.

We will incur significant costs developing our technology with OEMs. If any OEM fails to complete development for any reason, we will not be able to recover the costs incurred for the development with that OEM

Given the long lead times for gas turbine orders, we expect that OEMs will take initial orders for Xonon-equipment turbines prior to completion of the development work, and that these initial orders will take into account the attendant risks. For example, for Enron North America's December 1999 7FA order specifying Xonon as the preferred emissions control system, GE and Enron have the right to substitute alternative emissions control technology for any of these gas turbines for any reason, including in the event the Xonon combustion system cannot be developed or has not been developed in time to support Enron North America's project schedule. In that case, we would lose the revenue associated with these orders.

We are heavily dependent on our relationships with OEMs and their commitment to adopt and market Xonon technology on their gas turbines

Substantially all of our revenue for the foreseeable future will be derived from sales of Xonon modules to manufacturers of gas turbines for use in their new and installed turbines. We have ongoing programs with several OEMs, which are in various stages of incorporating our Xonon technology into, or evaluating our Xonon technology for incorporation into, their gas turbine product lines. These and future OEMs may decide not to continue the development and commercialization of Xonon combustion systems for their gas turbines.

Our agreements with OEMs generally provide the OEM with the right to be the sole market channel for distribution of Xonon combustion systems in that OEM's gas turbines under contract. A decision by an OEM not to continue with the commercialization of Xonon combustion systems in its product line could significantly limit our access to the market for that OEM's turbines.

Our ability to sell Xonon modules for those gas turbines for which Xonon combustion systems become commercially available is heavily dependent upon the OEMs' marketing and sales strategies for Xonon combustion systems and their worldwide sales and distribution networks and service capabilities. Any decision on their part to limit, constrain or otherwise fail to aggressively market and sell Xonon combustion systems, including limiting their availability or pricing them uncompetitively, could harm our potential earnings by depriving us of full access to their market.

If the initial orders for Xonon-equipped turbines do not ship, our reputation could be harmed and future sales could be adversely affected

Although our OEM customers have received initial orders for Xonon-equipped gas turbines, we cannot assure you that these orders will ultimately be shipped. There are many reasons why these orders might not ship, including:

 . A failure by us and the OEM to complete necessary development, design and adaptive work;

 . A decision by the OEM not to include Xonon-based systems in its turbines, or in a particular turbine model, for commercial or other reasons; and

 . Cancellation of the OEM's turbine order by the end-user, due to its inability to obtain permitting, or for commercial or other reasons.

If the initial announced orders for Xonon-equipped turbines do not ultimately ship, then, depending on the stated reasons for cancellation and market perceptions of the cancellation, our reputation could be harmed and our sales could be adversely affected.

Xonon-equipped gas turbines may never attain market acceptance

Xonon-equipped gas turbines represent an emerging market. If Xonon Cool Combustion technology does not attain market acceptance, end-users may not want to purchase turbines equipped with Xonon modules. If a significant commercial market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses incurred to develop our product and may be unable to achieve profitability. The development of a commercial market for our systems may be impacted by factors which are out of our control, including:

 .  The cost competitiveness of the Xonon combustion system;

 .  A significant drop in demand for new gas turbines;

 .  The future costs of natural gas and other fuels;

 .  Changing regulatory requirements;

 .  The emergence of more effective technologies and products; and

 .  Changes in federal, state or local environmental regulations.

We have not yet developed Xonon systems for "dual fuel" turbines, which may account for a portion of our market

We believe that a portion of new electric generation projects may require turbines powered by natural gas and an alternative liquid fuel. These turbines are known as "dual fuel." We do not know what portion of the market dual fuel turbines may represent in the future. Xonon is in the development stage for use in dual fuel turbines, and we have not undertaken the adaptation work for any particular turbine models. The necessary adaptation work for specific turbine models may delay availability, or even be unsuccessful, which could adversely affect our sales.

We have no experience manufacturing Xonon modules on a commercial basis

To date, we have focused primarily on research and development and have no experience manufacturing Xonon modules on a commercial basis. We have constructed a 3,000 square foot manufacturing facility, and we are continuing to develop our manufacturing processes. We may not be able to develop efficient, low-cost manufacturing capability and processes that will enable us to meet the quality, price, engineering, design and production standards or production volumes required to manufacture Xonon modules on a commercial scale. We may also encounter difficulty purchasing components and materials, particularly those with long lead times. Even if we are successful in developing our manufacturing capability and processes, we do not know whether we will do so in time to meet our product commercialization schedule or to satisfy the requirements of our customers.

We are dependent on third party suppliers for the development and supply of key components for our products

We have recently entered into commercial arrangements with suppliers of the key components of our systems. We do not know, however, when or whether we will secure arrangements with suppliers of other required materials and components for our Xonon modules, or whether these arrangements will be on terms that will allow us to achieve our objectives. If we fail to obtain suppliers of all the required materials and components for our systems, our business could be harmed. A supplier's failure to supply materials or components in a timely manner, or to supply materials or components that meet our quality, quantity or cost requirements, or our inability to obtain substitute sources of these materials and components on a timely basis or on terms acceptable to us, could harm our ability to manufacture our Xonon modules.

A number of our components are provided by a single supplier and our purchase volumes are not yet at the point where we can secure agreements ensuring long-term supplies at attractive prices given the alternative of maintaining a strategic inventory reserve. Some of our suppliers use proprietary processes to manufacture components. Although alternative suppliers are available, a switch in suppliers could be costly and could take up to one year to accomplish.

Significant price increases in key materials may reduce our gross margins and profitability

The prices of palladium and platinum, which are used in the production of Xonon modules, can be volatile. For example, during the period from January 1, 1999 to December 31, 2000, the price of palladium ranged from $284 to $972 per troy ounce. During that period, the price of platinum ranged from $342 to $625 per troy ounce. If the long-term costs of these materials were to significantly increase we would, in addition to recycling materials from returned modules, attempt to reduce material usage or find substitute materials. If these efforts were not successful and if these cost increases could not be passed onto the customers of Xonon modules, then our gross margins and profitability would be reduced.

Our success depends on the continued demand for gas turbines

A significant portion of the market for Xonon combustion systems will result from the purchase and installation of new Xonon-equipped gas turbines. If the market for gas turbines significantly declines, the demand for Xonon combustion systems could be reduced. The market for new gas turbines has historically been cyclical in nature. If this pattern continues in the future, then during periods of low demand, the portion of our business derived from new turbine sales will decline.

Competition from alternative technologies may adversely affect our profitability

The market for emissions reduction is intensely competitive. There are alternative technologies which, when used in combination, could reduce gas turbine emissions to levels comparable to or lower than Xonon-equipped gas turbines. These technologies include lean pre-mix combustion systems, which are used in conjunction with gas turbine exhaust cleanup systems such as selective catalytic reduction. Lean pre-mix systems are offered by several gas turbine OEMs, some of which have much greater financial resources than we do.

There are also a number of companies, universities, research institutions and governments engaged in the development of emissions reduction technologies that could compete with the Xonon technology. Many of these entities have substantially greater resources than we do.

Xonon combustion systems will be deployed in complex and varied operating environments, and they may have limitations or defects that we find only after full deployment

Gas turbines equipped with Xonon combustion systems are expected to be subjected to a variety of operating conditions and to be deployed in a number of extremely demanding environments. For example, gas turbines will be deployed in a wide range of temperature conditions, in the presence of atmospheric or other contaminants, under a wide range of operating requirements and with varying maintenance practices. As a result, technical limitations may only become apparent in the field after many Xonon-equipped gas turbines have been deployed. These limitations could require correction, and the corrections could be expensive. In addition, the need to develop and implement these corrections could temporarily delay the sale of new Xonon- equipped gas turbines.

Any failure of gas turbines incorporating our technology could damage our reputation, reduce our revenues or otherwise harm our business

The Xonon combustion system includes components, that are located in a critical section of the gas turbine. A mechanical failure of a Xonon-equipped gas turbine may be attributed to the Xonon combustion system, even if the immediate cause is not clear. If this occurs, the reputation of the Xonon combustion system and its acceptability in the marketplace could be negatively impacted.

We may be unable to raise additional capital to complete our product development and commercialization plans

Our product development and commercialization schedule could be delayed if we are unable to fund our research and development activities or the continuing development of our manufacturing capabilities. We expect that our current cash resources will be sufficient to fund our operations through at least 2002. However, we may need to raise additional funds to achieve full commercialization of the Xonon combustion systems and other potential products. We do not know whether we will be able to secure additional funding on terms acceptable to us to pursue our commercialization plans.

We may have difficulty managing the expansion of our operations

We are undergoing and expect to continue to undergo growth in the number of our employees, the size of our physical plant and the scope of our operations. We must also integrate the operations of Catalytica Advanced Technologies, a subsidiary of Catalytica, Inc. which was combined with us prior to the spin-off. This expansion is likely to place a significant strain on our management team and other resources. Our business could be harmed if we encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by such a rapid expansion.

If we are unable to protect our intellectual property, others may duplicate our technology

We rely on a combination of patent, copyright and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Our ability to compete effectively will depend, in part, on our ability to protect our proprietary technology, systems designs and manufacturing processes. The ability of others to use our intellectual property could allow them to duplicate the benefits of our product and reduce our competitive advantage. We do not know whether any of our pending patent applications will issue or, in the case of patents issued or to be issued, that the claims allowed are or will be sufficiently broad to protect our technology or processes. Even if all our patent applications are issued and are sufficiently broad, they may be challenged or invalidated. We could incur substantial costs in prosecuting or defending patent infringement suits. While we have attempted to safeguard and maintain our proprietary rights, we do not know whether we have been or will be completely successful in doing so.

Further, our competitors may independently develop or patent technologies or processes that are substantially equivalent or superior to ours. If we are found to be infringing on third party patents, we do not know whether we will be able to obtain licenses to use such patents on acceptable terms, if at all. Failure to obtain needed licenses could delay or prevent the development, manufacture or sale of our systems.

We rely, in part, on contractual provisions to protect our trade secrets and proprietary knowledge. These agreements may be breached, and we may not have adequate remedies for any breach. Our trade secrets may also be known without breach of such agreements or may be independently developed by competitors. Our inability to maintain the proprietary nature of our technology and processes could allow our competitors to limit or eliminate any competitive advantages we may have and prevent us from fully commercializing Xonon technology. If we do not fully commercialize Xonon, we will not be profitable.

If we are unable to attract or retain key personnel, our ability to adapt our technology to gas turbines, to continue to develop our technology, to effectively market our product and to manage our business could be harmed

Our business requires a highly skilled management team and specialized workforce, including scientists, engineers, researchers, and manufacturing and marketing professionals who have developed essential proprietary skills. Based on our planned expansion, we will need to increase the number of our employees and outside contractors. Our future success will therefore depend on attracting and retaining additional qualified management and technical personnel. We do not know whether we will be successful in hiring or retaining qualified personnel. Our inability to hire qualified personnel on a timely basis, or the departure of key employees, could harm our expansion and commercialization plans.

The GENXON joint venture may require additional funding or subject us to liability in connection with litigation

Our joint venture, GENXON, has completed its prototype development, but could incur additional costs. Neither joint venture partner is contractually required to make further capital infusions. If our partner decides not to make additional capital contributions, we would be faced with the possibility of having to fund the joint venture on our own or find additional sources of financing. In this event, additional financing might not be available on acceptable terms, or at all.

On August 14, 2000, the City of Glendale filed a complaint against us, Catalytica, Inc. and GENXON Power Systems, Inc. in Los Angeles County Superior Court. The case has been transferred to the Orange County Superior Court, Case No. 00CC13002. The complaint asserts claims against all defendants for breach of contract, breach of the covenant of good faith and fair dealing, fraud and negligent misrepresentation arising out of defendants' failure to complete its performance under a Technical Services Agreement between the City of Glendale and Catalytica, Inc. providing for the retrofit of the FT4 engine with the FT4 Xonon Combustion System. The City of Glendale seeks compensatory damages in
excess of $7,500,000 and punitive damages.   On January 16, 2001, the court
granted, with leave to amend, our motion to dismiss the causes of action for fraud and negligent misrepresentation asserted in the complaint. The defendants believe they have meritorious defenses to the remaining claims asserted and intend to defend the action vigorously. While it is not possible to predict with certainty the outcome of this matter, and while we do not believe an adverse result would have a material effect on our financial position, it could be material to the results of operations and cash flows for a fiscal year. Moreover, we have indemnified Catalytica, Inc. pursuant to our indemnification agreement with Catalytica, Inc. for liabilities incurred by Catalytica, Inc. in connection with the operations of GENXON or litigation involving GENXON.

Morgan Stanley Dean Witter Capital Partners owns a significant amount of our common stock and has significant influence over our business

As of December 31, 2000, Morgan Stanley Dean Witter Capital Partners and its affiliates own approximately 34% of our outstanding common stock. Morgan Stanley also has shareholder rights, including rights to appoint directors, and registration rights. As a result, Morgan Stanley and its affiliates hold a substantial voting position in us and may be able to significantly influence our business.

Liabilities incurred by us as a result of the spin-off may have a negative effect on our financial results

We incurred additional liabilities as a result of the spin-off. For example, when the business of Catalytica Advanced Technologies was combined with ours, we became responsible for the liabilities of Catalytica Advanced Technologies. Additionally, we have obligations under the separation agreements we entered into with Catalytica, Inc., Synotex and DSM. For example, we indemnified DSM Catalytica, Inc. for liabilities arising out of our business, the business of Catalytica Advanced Technologies and other liabilities of DSM Catalytica, Inc. not associated with the pharmaceuticals business. We are also responsible for liabilities arising out of the distribution of our common stock by Catalytica, Inc. The nature and amount of these potential liabilities cannot be estimated. If we incur these liabilities, our financial results could be harmed.

A large number of our shares may be sold in the market, which may depress the market price of our common stock

Sales of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to decline. JSB Asset, LLC, an affiliate of Enron, and Morgan Stanley together own approximately 45% of our outstanding shares of common stock, and we have granted to JSB Asset, LLC and have agreed to grant to Morgan Stanley, the right to have their shares registered with the SEC immediately after the distribution. Neither Morgan Stanley nor JSB Asset, LLC has exercised this right.

The market price of the common stock has been and is likely to be highly volatile

Factors such as the results of research and development, the effectiveness and commercial viability of products of us or our competitors, changes in environmental regulations, announcements of technological innovations or new products by us or our competitors, fluctuations in our operating results, including changes in recommendations by financial analysts, could have a significant impact on the future price of the common stock. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons that may be unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the common stock.

Provisions in our charter documents may delay or prevent our acquisition, which could decrease the value of your shares

Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it harder for a third party to acquire us without the consent of our board of directors. These provisions include a classified board of directors. In addition, our board of directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Although we believe these provisions provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some stockholders.

                           FORWARD-LOOKING STATEMENTS

This annual report on Form 10K contains forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intend," "potential" or "continue" or the negative of such terms or other comparable terminology. In addition, these forward-looking statements include, but are not limited to, statements regarding the following: (1) our combustion systems, (2) our ability to adapt our technology to particular gas turbine models, (3) our intellectual property portfolio, and (4) our business strategies and plans. These statements are only predictions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to different materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those discussed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risks That Could Affect Our Financial Condition and Results of Operations."

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of these statements. We are under no duty to update any of these forward-looking statements or to conform these statements to actual results.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments in 2000 was less than one year. Due to the short term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is required.

Item 8.  Financial Statements and Supplementary Data

Our Financial Statements and the report of the independent auditors appear on pages 37 through 74 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants and Accounting and Financial Disclosure

None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

Executive Officers and Directors

Certain information with respect to persons who are executive officers of the Registrant is set forth under the caption "Executive Officers" in Part I of this report. The section entitled "Election of Directors" appearing in the Registrant's proxy statement for the annual meeting of stockholders sets forth certain information with respect to the directors of the Registrant and is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

The section entitled "Executive Compensation" appearing in the Registrant's proxy statement for the annual meeting of stockholders sets forth certain information with respect to the compensation of management of the Registrant and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled "Election of Directors" appearing in the Registrant's proxy statement for the annual meeting of stockholders sets forth certain information with respect to the ownership of the Registrant's common stock and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The section entitled "Transactions with Management" appearing in the Registrant's proxy statement for the annual meeting of stockholders sets forth certain information with respect to certain business relationships and transactions between the Registrant and its directors and officers and is incorporated herein by reference.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM   8-K

A.   (1) Financial Statements:

     The following financial statements of the Registrant are filed as part of this Report

                                                                          Page
                                                                          ----
Report of Ernst & Young LLP, Independent Auditors                           37

Statements of Operations for the years ended
 December 31, 1998, 1999 and 2000                                           38

Balance Sheets at December 31, 1999 and 2000                                39

Statements of Stockholders' Equity for the years
 ended December 31, 1996, 1997, 1998, 1999 and 2000                         40

Statements of Cash Flows for the years ended December 31, 1998, 1999 and
 2000                                                                       42

Notes to Financial Statements                                               43

         (2) Financial Statement Schedules:

         None. Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto .

         (3) Exhibits

Exhibit
Number         Description
------         -----------

2.1(2)         Assignment and Assumption Agreement between Catalytica, Inc. and the registrant effective as of July 25, 1995.
2.2(1)         Employee Matters Agreement between Catalytica, Inc. and the registrant.
2.3(1)         Master Trademark Ownership and License Agreement between
               Catalytica, Inc. and the registrant.
2.4(1)         Tax Sharing Agreement between Catalytica, Inc., Synotex, Inc. and the registrant.
2.5(1)         Master Confidential Disclosure Agreement between Catalytica, Inc.
               and the registrant.
2.6(2)         Cross-License Agreement between Catalytica, Inc. and the
               registrant effective as of July 1995.
2.7(2)         Cross-License Agreement between Catalytica Advanced Technologies,
               Inc. and Catalytica, Inc. dated July 1995.
2.8(1)         Indemnification Agreement among Catalytica, Inc. and the
               registrant.
2.9(1)         Master Transitional Services Agreement between Catalytica, Inc.
               and the registrant.
2.10(1)        Real Estate Matters Agreement between Catalytica, Inc. and the registrant.
2.11(1)        Master Separation Agreement between Catalytica, Inc. and the registrant.
3.1(1)         Amended and Restated Certificate of Incorporation to be effective upon completion of the distribution of the Registrant's Common
               Stock.
3.2(2)         Amended and Restated Bylaws to be effective upon completion of the distribution of the Registrant's Common Stock.
4.1(1)         Stock Certificate specimen of the Registrant.
10.1(3)        1995 Catalytica Combustion Systems, Inc. Stock Option Plan with agreements thereunder.
10.2(2)        Promissory Notes and security documents issued to registrant from
               Dennis A. Orwig.
10.3(2)        Promissory Note from Patrick T. Conroy issued to GENXON Power
               Systems LLC dated November 1997.

10.4(2)        Promissory Notes from Peter B. Evans issued to registrant both dated July 20, 1999.
10.5(2)        Form of Change of Control Severance Agreements between Ralph A.
               Dalla Betta and Catalytica, Inc. dated May 26, 1999, Ricardo B.
               Levy and Catalytica, Inc. dated April 30, 1999, between Lawrence
               W. Briscoe and Catalytica, Inc. dated May 5, 1999, and between
               Dennis A. Orwig and Catalytica, Inc. dated April 15, 1999.
10.6(4)        Limited Liability Company Operating Agreement of GENXON Power
               Systems, LLC, dated October 21, 1996.
10.7(5)        Amendment No. 1, dated December 4, 1997, to the Operating
               Agreement of GENXON Power Systems, LLC.
10.8(6)+       Agreement, dated as of July 18, 1988, between Catalytica, Inc.
               and Tanaka Kikinzoku Kogyo K.K.
10.9(7)+       Agreement, dated as of January 31, 1995, between Catalytica, Inc.
               and Tanaka Kikinzoku Kogyo K.K.
10.10(2)       Series B Preferred Stock Purchase Agreement, dated December 9,
               1997, between Catalytica, Inc., Enron Ventures Corp. and the registrant.
10.11(2)       Omnibus Agreement, dated August 29, 2000, by and among
               Catalytica, Inc., Sundance Assets, L.P., Enron North America
               Corp. and the registrant.
10.12(1)+      Collaborative Commercialization and License Agreement among
               General Electric Co., GENXON Power System, LLC and the registrant dated as of November 19, 1998.
10.13(2)       Letter Agreement with Craig N. Kitchen dated June 6, 2000.
10.14(2)       Letter Agreement with Peter B. Evans dated March 26, 1999.
10.15(2)       Letter Agreement with Lawrence W. Briscoe dated June 3, 1994.
10.16(2)       Form of Indemnification Agreement for directors of the
               registrant.
10.17(2)       Registration Rights Agreement between Morgan Stanley Dean Witter
               Capital Partners and its affiliates and the registrant.
10.18(2)       Employee Stock Purchase Plan of the Registrant.
10.19(2)       Letter Agreement with Dennis S. Riebe dated August 29, 2000.
10.20(2)       Catalytica Energy Systems, Inc. 1995 Stock Plan (as amended and restated October 26, 2000).
10.21          Letter Agreement with Ronald L. Alto dated February 16, 2001.
10.22          Consulting Agreement with Jackie Cossmon dated December 16, 2000.
10.23          Share Transfer Agreement between the Registrant and JSB Asset,
               LLC dated December 15, 2000.
10.24          Stock Purchase Warrant Agreement between the Registrant and Glaxo
               Wellcome, Inc. dated December 15, 2000.
21.1(2)        Subsidiaries of registrant.
23.1           Independent Auditors' Consent of Ernst & Young LLP.
23.2           Independent Accountants' Consent of PricewaterhouseCoopers, LLP.
24.1           Power of Attorney (contained on page 76).
-------------

+  Confidential treatment has been granted for portions of these agreements.

(1) Incorporated by reference to exhibits filed with our Post Effective Amendment No. 1 to Form S-1 (Commission File No. 333-44772).
(2) Incorporated by reference to exhibits filed with our registration statement on Form S-1 (Commission File No. 333-44772).
(3) Incorporated by reference to exhibits filed with Catalytica, Inc.'s Form 10-Q for the quarter ended September 30, 1998 (Commission File No. 0-20966).
(4) Incorporated by reference to exhibits filed with Catalytica, Inc.'s Form 10-K for the year ended December 31, 1996 (Commission File No. 0-20966).
(5) Incorporated by reference to exhibits filed with Catalytica, Inc.'s Form 10-K for the year ended December 31, 1997 (Commission File No. 0-20966).
(6) Incorporated by reference to exhibits filed with Catalytica, Inc.'s Registration Statement on Form S-1 (Registration Statement No. 33-55696).
(7) Incorporated by reference to exhibits filed with Catalytica, Inc.'s Form 10-K for the year ended December 31, 1994 (Commission File No. 0-20966).

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Board of Directors and Stockholders
Catalytica Energy Systems, Inc.


We have audited the accompanying combined balance sheets of Catalytica Energy Systems, Inc. and Catalytica Advanced Technologies, Inc. (a combined company in the development stage) as of December 31, 1998 and 1999, and the related combined statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1999. We have also audited the accompanying balance sheet of Catalytica Energy Systems, Inc. (a company in the development stage) as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year then ended and for the period August 1, 1995 (inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Genxon Power Systems, LLC a joint venture in which Catalytica Energy Systems, Inc. has a 50% interest and for which this Company recognized losses of $ 4,355,000, $3,676,000, and $1,133,000 as of December 31, 1997, 1998 and 1999, respectively. Those statements were audited by other auditors whose reports have been furnished to us and included an explanatory paragraph that is discussed in note 3 to the financial statements. Our opinion, insofar as it relates to data included for Genxon Power Systems, LLC, is based solely on the reports of other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the 1998 and 1999 financial statements referred to above present fairly, in all material respects, the combined financial position of Catalytica Energy Systems, Inc. and Catalytica Advanced Technologies, Inc. at December 31, 1998 and 1999, and the combined results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, based on our audits and the reports of other auditors, the 2000 financial statements referred to above present fairly, in all material respects, the financial position of Catalytica Energy Systems, Inc. at December 31, 2000, and the results of its operations and its cash flows for the year ended December 31, 2000, and for the period August 1, 1995 (inception) through December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                       /s/ Ernst & Young LLP

San Jose, California
February  14, 2001

  CATALYTICA ENERGY SYSTEMS, INC. and CATALYTICA ADVANCED TECHNOLOGIES, INC.
                 (a combined company in the development stage)
                       COMBINED STATEMENTS OF OPERATIONS
                 for the years ended December 31, 1998 and 1999
                                      and
      CATALYTICA ENERGY SYSTEMS, INC. (a company in the development stage)
                            STATEMENT OF OPERATIONS
                      for the year ended December 31, 2000
                    (In thousands, except per share amounts)

                                                                                                      Cumulative Amounts
                                                                                                        from Inception
                                                                For the year  ended December 31,     through December 31,
                                                            --------------------------------------   --------------------
                                                               1998           1999            2000           2000
                                                            -------       --------        --------           ----
Revenues:
  Research and development contracts                        $ 6,279       $  3,053        $  5,487              $ 48,517
                                                            -------       --------        --------              --------

Costs and expenses:
  Research and development                                    9,313          9,627          11,277                69,165
  Selling, general and administrative                         1,269          4,786           5,356                17,324
  Spin-off and related transaction costs                         --             --           5,304                 5,304
  Costs associated with discontinued product line                --             --              --                 9,299
                                                            -------       --------        --------              --------
    Total costs and expenses                                 10,582         14,413          21,937               101,092
                                                            -------       --------        --------              --------

Operating loss                                               (4,303)       (11,360)        (16,450)              (52,575)
Loss on joint ventures                                       (3,826)        (1,133)           (236)               (9,551)
Interest income                                               1,409          1,041             886                 3,336
Interest expense                                               (177)          (278)           (110)               (1,095)
                                                            -------       --------        --------              --------

Net loss                                                    $(6,897)      $(11,730)       $(15,910)             $(59,885)
                                                            =======       ========        ========              ========

Basic and diluted net loss per share (1):                                                 $ (15.91)
                                                                                          ========

Weighted average shares used in computing basic
 and diluted net loss per share:                                                             1,000
                                                                                          ========


(1) See Note 1, Net Loss per Share.

        The accompanying notes are an integral part of these statements.

 CATALYTICA ENERGY SYSTEMS, INC. and CATALYTICA ADVANCED TECHNOLOGIES, INC.
                 (a combined company in the development stage)
                  COMBINED BALANCE SHEET at December 31, 1999
                                      and
      CATALYTICA ENERGY SYSTEMS, INC. (a company in the development stage)
                       BALANCE SHEET at December 31, 2000
                     (In thousands, except per share data)

                                                                                                       December 31,
                                                                                                       1999       2000
                                                                                                   --------   --------
ASSETS
Current assets:
  Cash and cash equivalents                                                                        $ 10,562   $ 54,222
  Short-term investments                                                                              5,470      4,490
  Accounts receivable:
    Trade, less allowance of $100 in 2000 and 1999                                                      736      2,190
    Joint venture                                                                                       176        158
  Notes receivable from employees                                                                       182         --
  Inventory                                                                                              56        180
  Prepaid expenses and other assets                                                                      29        524
                                                                                                   --------   --------
     Total current assets                                                                            17,211     61,764
Property, plant and equipment:
  Leasehold improvements and equipment                                                                2,680     13,592
  Less accumulated depreciation and amortization                                                       (964)    (8,062)
                                                                                                   --------   --------
                                                                                                      1,716      5,530
Notes receivable from employees and others, less allowance of $225 in 2000 and none in 1999             913        478
                                                                                                   --------   --------
     Total assets                                                                                  $ 19,840   $ 67,772
                                                                                                   ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Payable to Catalytica, Inc.                                                                      $  5,026   $    602
  Liabilities related to spin-off from Catalytica, Inc.                                                  --      4,090
  Accounts payable                                                                                    1,532      1,364
  Accrued payroll                                                                                        --      1,305
  Accrued liabilities                                                                                    --      2,478
  Deferred revenue                                                                                       --        219
  Current portion of capital lease obligation                                                            --        155
                                                                                                   --------   --------
     Total current liabilities                                                                        6,558     10,213
Capital lease obligation                                                                                 --         89
Notes payable to Catalytica, Inc.                                                                       730         --
                                                                                                   --------   --------
     Total liabilities                                                                                7,288     10,302
  Commitments and contingencies
  Stockholders' equity:
  Catalytica Energy Systems, Inc.:
  Convertible preferred stock, $0.001 par value; authorized - 9,000 shares in 1999 and 5,000 shares in 2000, issuable in Series:
     Series A: authorized, issued and outstanding shares - 7,000 in 1999 and none in 2000                 7         --
     Series B: authorized - 2,000 shares in 1999, none in 2000; issued and outstanding - 1,339
      shares in 1999 and none in 2000                                                                     1         --
  Common stock, $0.001 par value; authorized - 10,250 shares in 1999 and 70,000 shares in 2000;
   issued and outstanding - 500 shares in 1999 and 12,198 shares in 2000                                  1         12
  Advanced Technologies, Inc.:
  Convertible preferred stock, $0.001 par value; authorized - 3,000 shares in 1999 and none in
   2000, issuable in Series:
     Series A: authorized, issued and outstanding shares - 3,000 in 1999 and none in 2000                 3         --
  Common stock, $0.001 par value; authorized - 4,800 shares in 1999 and none in 2000; issued and
   outstanding - 1,000 shares in 1999 and none shares in 2000                                             1         --
  Additional paid-in capital                                                                         56,718    117,606
  Deferred compensation                                                                                (204)      (263)
  Deficit accumulated during the development stage                                                  (43,975)   (59,885)
                                                                                                   --------   --------
     Total stockholders' equity                                                                      12,552     57,470
                                                                                                   --------   --------
     Total liabilities and stockholders' equity                                                    $ 19,840   $ 67,772
                                                                                                   ========   ========

        The accompanying notes are an integral part of these statements.

  CATALYTICA ENERGY SYSTEMS, INC. and CATALYTICA ADVANCED TECHNOLOGIES, INC.
                 (a combined company in the development stage)
  COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY for the years ended December 31,
                           1996, 1997, 1998 and 1999
                                      and
      CATALYTICA ENERGY SYSTEMS, INC. (a company in the development stage)
                       STATEMENT OF STOCKHOLDERS' EQUITY
                      for the year ended December 31, 2000
                                 (In thousands)

                                                            Catalytica Energy Systems, Inc.
                                         ----------------------------------------------------------------------

                                                        Preferred Stock
                                         ----------------------------------------------
                                                Series A               Series B              Common Stock
                                                --------               --------              ------------
                                           Shares     Amount     Shares       Amount      Shares      Amount
                                         ----------  --------  ----------  ------------  --------  ------------
Capital contributions (August 1, 1995)        7,000        $7          --            --       500            $1
Net loss from Nov. 1, 1994 (inception)
 to Dec. 31, 1996                                --        --          --            --        --            --
                                         ----------  --------  ----------  ------------  --------  ------------
Bal. at Dec. 31, 1996                         7,000         7          --            --       500             1
Net loss                                         --        --          --            --        --            --
                                         ----------  --------  ----------  ------------  --------  ------------
Bal. at Dec. 31, 1997                         7,000         7          --            --       500             1
Issuance of preferred stock to Enron
 in January 1998                                 --        --       1,339             1        --            --
Forgiveness of Catalytica, Inc. notes
 in January 1998                                 --        --          --            --        --            --
Issuance of stock options at various
 dates in 1998                                   --        --          --            --        --            --
Net loss                                         --        --          --            --        --            --
                                         ----------  --------  ----------  ------------  --------  ------------
Bal. at Dec. 31, 1998                         7,000         7       1,339             1       500             1
Issuance of stock options at various
 dates in 1999                                   --        --          --            --        --            --
Issuance of stock options at various
 dates in 1999                                   --        --          --            --        --            --
Acceleration of stock option vesting
 at various dates in 1999                        --        --          --            --        --            --
Amortization of deferred compensation            --        --          --            --        --            --
Net loss                                         --        --          --            --        --            --
                                         ----------  --------  ----------  ------------  --------  ------------
Bal. at Dec. 31, 1999 (carried forward)       7,000         7       1,339             1       500             1

                                                    Advanced Technologies, Inc.
                                          ------------------------------------------------
                                               Preferred Stock
                                          ---------------------
                                                 Series A             Common Stock            Paid-In    Deferred
                                                 --------             ------------
                                            Shares     Amount      Shares       Amount        Capital  Compensation
                                          ----------  --------  -----------  -------------    -------  -------------
Capital contributions (August 1, 1995)         3,000        $3        1,000             $1    $10,138         $  --
Net loss from Nov. 1, 1994 (inception)
 to Dec. 31, 1996                                 --        --           --             --         --            --
                                          ----------  --------  -----------  -------------    -------  ------------
Bal. at Dec. 31, 1996                          3,000         3        1,000              1     10,138            --
Net loss                                          --        --           --             --         --            --
                                          ----------  --------  -----------  -------------    -------  ------------
Bal. at Dec. 31, 1997                          3,000         3        1,000              1     10,138            --
Issuance of preferred stock to Enron
 in January 1998                                  --        --           --             --     29,921            --
Forgiveness of Catalytica, Inc. notes
 in January 1998                                  --        --           --             --     16,222            --
Issuance of stock options at various
 dates in 1998                                    --        --           --             --         88            --
Net loss                                          --        --           --             --         --            --
                                          ----------  --------  -----------  -------------    -------  ------------
Bal. at Dec. 31, 1998                          3,000         3        1,000              1     56,369            --
Issuance of stock options at various
 dates in 1999                                    --        --           --             --         82            --
Issuance of stock options at various
 dates in 1999                                    --        --           --             --        256            --
Acceleration of stock option vesting
 at various dates in 1999                         --        --           --             --         --            11
Amortization of deferred compensation             --        --           --             --         --            52
Net loss                                          --        --           --             --         --            --
                                          ----------  --------  -----------  -------------    -------  ------------
Bal. at Dec. 31, 1999 (carried forward)        3,000         3        1,000              1     56,718          (204)

                                        Deficit During
                                       the Development     Stockholders'
                                           Stage              Equity
                                       ---------------     -------------
Capital contributions (August 1, 1995)   $     --            $ 10,150
Net loss from Nov. 1, 1994 (inception)
 to Dec. 31, 1996                         (19,078)            (19,078)
                                       ----------          ----------
Bal. at Dec. 31, 1996                     (19,078)             (8,928)
Net loss                                   (6,270)             (6,270)
                                       ----------          ----------
Bal. at Dec. 31, 1997                     (25,348)            (15,198)
Issuance of preferred stock to Enron
 in January 1998                               --              29,922
Forgiveness of Catalytica, Inc. notes
 in January 1998                               --              16,222
Issuance of stock options at various
 dates in 1998                                 --                  88
Net loss                                   (6,897)             (6,897)
                                       ----------          ----------
Bal. at Dec. 31, 1998                     (32,245)             24,137
Issuance of stock options at various
 dates in 1999                                 --                  82
Issuance of stock options at various
 dates in 1999                                 --                  --
Acceleration of stock option vesting
 at various dates in 1999                      --                  11
Amortization of deferred compensation          --                  52
Net loss                                  (11,730)            (11,730)
                                       ----------          ----------
Bal. at Dec. 31, 1999 (carried forward)   (43,975)             12,552

        The accompanying notes are an integral part of these statements.

  CATALYTICA ENERGY SYSTEMS, INC. and CATALYTICA ADVANCED TECHNOLOGIES, INC.
                 (a combined company in the development stage)
  COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY for the years ended December 31,
                           1996, 1997, 1998 and 1999
                                      and
     CATALYTICA ENERGY SYSTEMS, INC. (a company in the development stage)
                       STATEMENT OF STOCKHOLDERS' EQUITY
                      for the year ended December 31, 2000
                                (In thousands)
                                  (Continued)

                                                               Catalytica Energy Systems, Inc.
                                         ----------------------------------------------------------------------------
                                                         Preferred Stock
                                         -------------------------------------------------
                                                 Series A                Series B                  Common Stock
                                                 --------                --------                  ------------
                                           Shares      Amount      Shares        Amount       Shares       Amount
                                         -----------  ---------  -----------  -------------  ---------  -------------
Bal. at Dec. 31, 1999(brought forward)        7,000          7        1,339              1        500              1
Cancellation of common stock and
 Series A preferred held by
 Catalytica, Inc.                            (7,000)        (7)          --             --       (500)            (1)
Purchase of $50,000,000 of common
 stock by Catalytica, Inc. and
 distribution to Catalytica Energy
 shareholders on December 15, 2000               --         --           --             --      3,828              4
Distribution of remaining Catalytica
 Energy common stock to shareholders
 in connection with the spin-off from
 Catalytica, Inc. on December 15, 2000           --         --           --             --      6,999              7
Cancellation of CAT common and Series
 A preferred stock in connection with
 its merger with Catalytica Energy in
 December 2000                                   --         --           --             --         --             --
Conversion of Series B preferred stock
 to Catalytica Energy common stock by
 Enron in December 2000                          --         --       (1,339)            (1)     1,343              1
Forgiveness of Catalytica, Inc.
 intercompany debt in December 2000              --         --           --             --         --             --
Carrying value of assets contributed
 by Catalytica, Inc. to Catalytica
 Energy in December 2000                         --         --           --             --         --             --
Exercise of stock options at various
 dates in 2000                                   --         --           --             --         28             --
Issuance of stock options at various
 dates in 2000                                   --         --           --             --         --             --
Acceleration of stock option vesting
 at various dates in 2000                        --         --           --             --         --             --
Amortization of deferred compensation            --         --           --             --         --             --
Net loss                                         --         --           --             --         --             --
                                         ----------   --------   ----------   ------------     ------   ------------
Bal. at Dec. 31, 2000                            --   $     --           --   $         --     12,198   $         12
                                         ==========   ========   ==========   ============     ======   ============

                                                        Advanced Technologies, Inc.
                                           --------------------------------------------------------
                                                    Series A                Common Stock            Paid-In     Deferred
                                                    --------                ------------
                                              Shares      Amount       Shares         Amount        Capital   Compensation
                                           -----------  ---------  ------------  --------------    --------  -------------
Bal. at Dec. 31, 1999(brought forward)           3,000          3         1,000               1       56,718          (204)
Cancellation of common stock and
 Series A preferred held by
 Catalytica, Inc.                                   --         --            --              --            8            --
Purchase of $50,000,000 of common
 stock by Catalytica, Inc. and
 distribution to Catalytica Energy
 shareholders on December 15, 2000                  --         --            --              --       49,996            --
Distribution of remaining Catalytica
 Energy common stock to shareholders
 in connection with the spin-off from
 Catalytica, Inc. on December 15, 2000              --         --            --              --           (7)           --
Cancellation of CAT common and Series
 A preferred stock in connection with
 its merger with Catalytica Energy in
 December 2000                                  (3,000)        (3)       (1,000)             (1)           4            --
Conversion of Series B preferred stock
 to Catalytica Energy common stock by
 Enron in December 2000                             --         --            --              --           --            --
Forgiveness of Catalytica, Inc.
 intercompany debt in December 2000                 --         --            --              --        7,263            --
Carrying value of assets contributed
 by Catalytica, Inc. to Catalytica
 Energy in December 2000                            --         --            --              --        3,185            --
Exercise of stock options at various
 dates in 2000                                      --         --            --              --           15            --
Issuance of stock options at various
 dates in 2000                                      --         --            --              --          225          (176)
Acceleration of stock option vesting
 at various dates in 2000                           --         --            --              --          199            --
Amortization of deferred compensation               --         --            --              --           --           117
Net loss                                            --         --            --              --           --            --
                                            ----------   --------   -----------   -------------     --------  ------------
Bal. at Dec. 31, 2000                               --   $     --            --   $          --     $117,606         $(263)
                                            ==========   ========   ===========   =============     ========  ============


                                         Deficit During
                                         the Development   Stockholders'
                                             Stage             Equity
                                         --------------    ------------
Bal. at Dec. 31, 1999(brought forward)    (43,975)            12,552
Cancellation of common stock and
 Series A preferred held by
 Catalytica, Inc.                              --                 --
Purchase of $50,000,000 of common
 stock by Catalytica, Inc. and
 distribution to Catalytica Energy
 shareholders on December 15, 2000             --             50,000
Distribution  of remaining Catalytica
 Energy common stock to shareholders
 in connection with the spin-off from
 Catalytica, Inc. on December 15, 2000         --                 --
Cancellation of CAT common and Series
 A preferred stock in connection with
 its merger with Catalytica Energy in
 December 2000                                 --                 --
Conversion of Series B preferred stock
 to Catalytica Energy common stock by
 Enron in December 2000                        --                 --
Forgiveness of Catalytica, Inc.
 intercompany debt in December 2000            --              7,263
Carrying value of assets contributed
 by Catalytica, Inc. to Catalytica
 Energy in December 2000                       --              3,185
Exercise of stock options at various
 dates in 2000                                 --                 15
Issuance of stock options at various
 dates in 2000                                 --                 49
Acceleration of stock option vesting
 at various dates in 2000                      --                199
Amortization of deferred compensation          --                117
Net loss                                  (15,910)           (15,910)
                                         --------           --------
Bal. at Dec. 31, 2000                    $(59,885)          $ 57,470
                                         ========           ========

       The accompanying notes are an integral part of these statements.

  CATALYTICA ENERGY SYSTEMS, INC. and CATALYTICA ADVANCED TECHNOLOGIES, INC.
                 (a combined company in the development stage)
                       COMBINED STATEMENTS OF CASH FLOWS
                 for the years ended December 31, 1998 and 1999
                                      and
     CATALYTICA ENERGY SYSTEMS, INC. (a company in the development stage)
                            STATEMENT OF CASH FLOWS
                     for the year ended December 31, 2000
                                (In thousands)

                                                                                                                   Cumulative
                                                                                                                  Amounts from
                                                                                                                    Inception
                                                                                  Year ended December 31,      through December 31,
                                                                             ---------------------------------
                                                                                 1998        1999        2000          2000
                                                                             --------    --------    --------          ----
Cash flows from operating activities:
  Net loss                                                                   $ (6,897)   $(11,730)   $(15,910)          $(59,885)
  Adjustments to reconcile net loss to net cash used in
    operating activity:
    Depreciation and amortization                                                (114)        230         235                636
    Forgiveness of note receivable to former officer                               --          --         623                623
    Provision for uncollectable accounts                                           --         100         100                200
    Losses in joint ventures                                                    3,826       1,133         236              9,551
    Inventory charged to research and development                                  --          --          63                 63
    Acceleration of stock option vesting                                           --          94         199                293
    Stock based compensation                                                       89          51         166                306
    Changes in:
      Accounts and notes receivable                                              (770)      1,893      (1,701)            (2,713)
      Inventory                                                                    81         (31)       (187)              (243)
      Accounts payable                                                            404        (404)      1,364              1,364
      Prepaid expenses, and other current assets                                   --         (29)       (389)              (418)
      Deferred revenue                                                             41         (44)        219                219
      Other accrued liabilities                                                  (444)      1,370       4,242              5,773
                                                                             --------    --------    --------           --------
           Net cash used in operating activities                               (3,784)     (7,367)    (10,740)           (44,231)
Cash flows from investing activities:
  Purchases of investments                                                    (37,202)    (26,635)    (35,688)           (99,525)
  Maturities of investments                                                    32,431      26,624      37,000             96,055
  Investment in joint ventures                                                 (4,075)       (883)       (236)            (9,551)
  Purchase of property and equipment                                           (1,171)       (594)     (1,010)            (3,690)
                                                                             --------    --------    --------           --------
           Net cash provided by (used in) investing activities                (10,017)     (1,488)         66            (16,711)
Cash flows from financing activities:
  Net issuance of notes receivable to employees                                (1,001)       (219)        (42)            (1,262)
  Net payments on capital lease obligations                                      (105)        (56)        244                244
  Advances from Catalytica, Inc.                                                8,306       4,867      11,560             41,934
 Payments to Catalytica, Inc.                                                  (5,667)     (2,829)     (7,443)           (15,839)
 Proceeds from stock options                                                       --          --          15                 15
 Proceeds from issuance of common and Series A preferred stock
    at inception                                                                   --          --          --             10,150
 Proceeds from issuance of Series B preferred stock and option
    to Enron                                                                   29,922          --          --             29,922
 Issuance of common stock in connection with spin-off from
    Catalytica, Inc.                                                               --          --      50,000             50,000
                                                                             --------    --------    --------           --------
           Net cash provided by financing activities                           31,455       1,763      54,334            115,164
                                                                             --------    --------    --------           --------
 Net increase (decrease) in cash and cash equivalents                          17,654      (7,092)     43,660             54,222
 Cash and cash equivalents at beginning of year                                    --      17,654      10,562                 --
                                                                             --------    --------    --------           --------
 Cash and cash equivalents at end of year                                    $ 17,654    $ 10,562    $ 54,222           $ 54,222
                                                                             ========    ========    ========           ========

 Additional disclosure of cash flow information:
 Conversion of Catalytica, Inc. payable to additional paid in capital        $ 16,222    $     --    $  7,263           $ 23,485
                                                                             ========    ========    ========           ========
 Assets contributed from Catalytica, Inc.                                    $     --    $     --    $  3,185           $  3,185
                                                                             ========    ========    ========           ========
 Liabilities transferred from Catalytica, Inc.                               $     --    $     --    $  2,224           $  2,224
                                                                             ========    ========    ========           ========
 Forgiveness of notes receivable to employees                                $     58    $     67    $     76           $    201
                                                                             ========    ========    ========           ========
 Interest paid                                                               $     13    $      3    $    110           $    167
                                                                             ========    ========    ========           ========
 Deferred compensation for issuance of stock options to non-employees
   in March 1999                                                             $     --    $    227    $     --           $    227
                                                                             ========    ========    ========           ========
 Deferred compensation for issuance of stock options to directors
   below market value in July 1999                                           $     --    $     28    $     --           $     28
                                                                             ========    ========    ========           ========

 Deferred compensation for issuance of stock options to non-employees in March 2000
                                                                             $     --    $     --    $    176           $    176
                                                                             ========    ========    ========           ========

        The accompanying notes are an integral part of these statements.

  CATALYTICA ENERGY SYSTEMS, INC. and CATALYTICA ADVANCED TECHNOLOGIES, INC.
                 (a combined company in the development stage)
                 for the years ended December 31, 1998 and 1999
                                      and
      CATALYTICA ENERGY SYSTEMS, INC. (a company in the development stage)
                      for the year ended December 31, 2000

NOTES TO FINANCIAL STATEMENTS

Note 1. Description of Business and Significant Accounting Policies

Spin Out Transaction   On August 2, 2000, Catalytica, Inc. entered into an
Agreement and Plan of Merger by and among Synotex Company, Inc. ("Synotex"), pursuant to which a subsidiary of Synotex merged with and into Catalytica, Inc. Immediately prior to the consummation of the Merger, Catalytica Energy ("Catalytica Energy") and Catalytica Advanced Technologies, Inc. ("CAT") were merged, Catalytica, Inc. contributed $50 million in exchange for shares of Catalytica Energy common stock and all of the common shares of Catalytica Energy were distributed on a pro rata basis to the Catalytica, Inc. stockholders. Catalytica Energy agreed to indemnify Catalytica Inc. for all Catalytica Energy and CAT liabilities incurred prior and subsequent to the spin-off.
Additionally, Catalytica Energy agreed to indemnify Synotex for any costs associated with the merger ("deal costs") which were not reduced from the merger consideration distributed to shareholders of Catalytica, Inc.

Description of Business Catalytica Energy operated as an element of Catalytica, Inc.'s research and development activities from inception through the date of its incorporation as a separate division. In 1995, it was incorporated and became a subsidiary of Catalytica, Inc. Catalytica Energy is engaged in developing, manufacturing and marketing of technologies that use catalysts to measure and prevent the formation of harmful pollutants. In 1995, Catalytica Energy ceased efforts to develop measurement related products and disposed of related net assets in 1996. Cumulative net costs associated with the discontinued product line were $9.3 million. Beginning in 1996, development efforts were focused on Xonon technology. Advanced Sensor Devices ("ASD"), an inactive subsidiary of Catalytica Energy, was merged into Catalytica Energy in December 2000. In July 2000, Catalytica Energy formed Catalytica NovoTec Inc. ("NovoTec") as a subsidiary. NovoTec was formed to develop improved catalytic processes employing proprietary high speed testing and computer learning technologies. In January 2001, all operations in NovoTec were ceased.

CAT was incorporated in 1995. CAT conducted in-house and contract research and development. In December 2000, CAT merged into Catalytica Energy. In 1998, CAT and United Catalysts, Inc. formed Sud-Chemie Catalytica L.L.C., a 50/50 joint venture. In that year, CAT recognized losses of $0.15 million relating to this operation to the extent of its investment. Since that year, no further capital contributions were made to this business therefore no additional losses have been recognized.

Basis of Presentation    Catalytica Energy and CAT were commonly controlled
subsidiaries of Catalytica, Inc. The 1998 and 1999 financial statements present the combined balance sheets and combined statements of operations, stockholders' equity, and cash flows. In December 2000, Catalytica, Inc. completed its spin-out and merger of Catalytica Energy and CAT to its stockholders. Catalytica Energy is in the development stage. Accordingly, cumulative losses and cash flows from inception through December 31, 2000 are presented on the statements of operations and cash flows.

Cash Equivalents    Catalytica Energy considers all highly liquid investments
with an original maturity of three months or less from the date of purchase to be cash equivalents.

Investments Catalytica Energy's investments consist of commercial paper with maturities of three months or less and are classified as held to maturity. They are carried at cost, which approximates their fair market value.

Investments in joint ventures where Catalytica Energy has a 20% to 50% ownership interest are accounted for under the equity method. Under this method, Catalytica Energy records its pro rata share of the investee's net earnings or losses. Investee's net losses are recorded until Catalytica Energy's net investment and obligation, if any, to pay down debt are reduced to zero.

Concentrations of Credit Risk   Assets subject to concentrations of credit
risk consist principally of cash equivalents, investments, and receivables. Catalytica Energy uses local banks and various investment firms to invest its excess cash, principally in commercial paper and money market funds from a diversified portfolio of investments with strong credit ratings. Related credit risk would result from a default by the financial institutions or issuers of investments to the extent of the recorded carrying value of these assets. Catalytica Energy performs ongoing credit evaluations of its customers and generally does not require collateral.

Allowance for Doubtful Accounts Below is a summary of the activity for all accounts and notes receivable:

                                                                               Amount
                                                                             transferred
                                                                                from
                                             Beginning                       Catalytica,      Ending
          Year ended December 31,             Balance           Provision       Inc.          Balance
                  1998                       $      --          $     --      $     --        $     --
                  1999                       $      --          $100,000      $     --        $100,000
                  2000                       $ 100,000          $100,000      $125,000        $325,000

Inventory Catalytica Energy's inventory consists of raw materials and is stated at the lower of cost (first-in, first-out) or market.

Property and Equipment    These assets are stated at cost. Depreciation and
amortization are provided on the straight-line basis over the lesser of the useful lives of the respective assets or the lease term. In accordance with Financial Accounting Standards ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," Catalytica Energy reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. To date, no such impairment has been indicated. If this review indicates the carrying value of these assets will not be recoverable, as measured based on estimated undiscounted cash flows over their remaining life, the carrying amount would be adjusted to fair value. The cash flow estimates that will be used will contain management's best estimates, using appropriate and customary assumptions and projections at the time.

Comprehensive Income   Catalytica Energy has no components of other
comprehensive income.

Research and Development Revenues   Catalytica Energy recognizes revenue when
persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collection is reasonably assured. These revenues are derived entirely from research and development contracts. They are earned as contractual services are performed and are recognized in accordance with contract terms, principally based on reimbursement of total costs and expenses incurred. No amounts recognized as revenue are refundable. In return for funding, collaborative partners receive certain rights in the commercialization of the resulting technology. The contracts are also subject to periodic review by the funding partner, which may result in modifications, including reduction or termination of funding.
Customer advances and customer billings in excess of recognized revenues are recorded as deferred revenue until earned.

Use of Estimates   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results for Catalytica Energy could differ from those estimates and such differences may be material to the financial statements.

Research and Development Activities   Related costs are expensed as incurred.

Stock-Based Compensation   Catalytica Energy accounts for stock-based
compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and has adopted the disclosure only alternative of Statement of Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("FAS 123").

Any deferred stock compensation calculated under APB 25 is amortized over the vesting period of the individual options, generally four years, using the graded vesting method. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater vesting in earlier years than the straight-line method of amortization.

All stock-based awards to non-employees are accounted for at fair value, as calculated using the Black-Scholes model, in accordance with FAS 123 and Emerging Task Force Consensus No. 96-18. Related options are subject to periodic re-valuations over their vesting terms.

Income Taxes   Catalytica Energy accounts for income taxes under the asset and liability method in accordance with FAS No. 109, "Accounting for Income Taxes". Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.

Net Loss per Share    Earnings (loss) per share is presented in accordance
with FAS No. 128, "Earnings Per Share" ("EPS"). For the year ended December 31, 2000, the inclusion of potentially dilutive securities of 989,029 are antidilutive, and therefore are excluded from the computation of diluted loss
per share.    Prior to the merger of Catalytica Energy and CAT in late December
2000, the companies were commonly controlled by Catalytica, Inc. and did not have a formal combined capital structure. Accordingly, no earnings per share information for those years is presented.

 The following table sets forth the computation of basic and diluted earnings attributable to common shareholders per share (in thousands, except per share amounts):

                                                                                  Year ended
                                                                                  ----------
                                                                                 December 31,
                                                                                 ------------
                                                                                       2000
                                                                                       ----
 Numerator for basic and diluted loss per share                                    $(15,910)
                                                                                   --------

 Denominator for basic and diluted loss per share -
  Weighted-average shares outstanding                                                 1,000
                                                                                   --------

 Basic and diluted loss per share                                                  $ (15.91)
                                                                                   ========

Impact of Recently Issued Accounting Standards   FAS No. 133, "Accounting for
Derivative Instruments and Hedging Activities" (and related subsequent amendment), is effective for the fiscal year ending on or about December 31, 2001. It establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. Adoption of this statement is not expected to have a material effect on the Company's financial position or results of operations. In December 1999, the Securities and Exchange Commission issued SAB 101, "Revenue Recognition in Financial Statements". Adoption of this statement did not have a material effect on Catalytica Energy's financial position or results of operations.

Note 2. Transactions with Related Parties

Catalytica, Inc. Prior to the spin-off, the financial statements include allocations from Catalytica, Inc. for the cost of functions and services provided. These allocations include charges for facilities, finance, legal, human resources, and other employee benefit costs and totaled $3.0 million, $3.1 million, and $2.6 million, respectively, for the years ended December 31, 1998, 1999, and 2000. Charges for these services have been allocated based upon square footage, usage, headcount and other methods that management believes to be reasonable.

Prior to the Enron Ventures Corporation ("Enron") investment, Catalytica Energy used borrowings from Catalytica, Inc. to fund its operations. In January 1998, when Enron invested in Catalytica Energy, all of Catalytica Energy's intercompany debt was forgiven and Catalytica Energy incurred no further intercompany debt. CAT continued to borrow from Catalytica, Inc. and incurred interest expense on these borrowings through December 31, 1999. Catalytica, Inc. charged interest at a rate of 7%. Related interest charged was $0.2 million, $0.3 million, and none for the twelve months ended December 31, 1998, 1999, and 2000, respectively.

In December 2000, in accordance with the merger agreement between DSM and Catalytica, Inc., $7.3 million of intercompany debt owed to Catalytica, Inc. by CAT was forgiven.

Investment By Enron   On January 14, 1998, Enron, purchased a 15% minority
interest in Catalytica Energy for $30.0 million in cash. Enron also received a three-year option to purchase an additional 535,715 shares of Catalytica Energy for $14.4 million in cash. This option expired unexercised on January 14, 2001. In connection with the Enron Stock Purchase Agreement, Catalytica Energy entered into a Share Exchange Agreement, providing Enron the right to exchange the Series B Preferred Stock of Catalytica Energy for Catalytica, Inc. common stock. After the five year anniversary of the agreement, if Catalytica Energy had not undertaken a public offering, in which Catalytica Energy received at least $20.0 million, Enron had the right to require Catalytica, Inc. to exchange all of the outstanding shares of Series B Preferred Stock for that number of shares of Catalytica, Inc. common stock based upon a determined exchange rate. The exchange rate was based upon the fair value of the Series B Preferred Stock and the market value of Catalytica, Inc.'s common stock at the time of conversion. In conjunction with the Enron Stock Purchase Agreement, $16.2 million of indebtedness owed to Catalytica, Inc. by Catalytica Energy was contributed to Catalytica Energy's capital. In December 2000, Enron converted all of its Series B Preferred Stock and received 1,342,889 shares of Catalytica Energy common stock.

Transaction With An Affiliate of Enron   In December 1999, an affiliate of
Enron, the holder of a minority interest in Catalytica Energy, specified Catalytica Energy's Xonon combustion system as the preferred emissions control system for certain turbine orders from GE Power Systems ("GE"). In connection therewith, Catalytica Energy and this affiliate of Enron signed an agreement which provided, among other things, that Catalytica Energy agreed to advance the affiliate up to $9.9 million to accelerate the development of the Xonon-equipped GE gas turbines, and the affiliate had the right to elect to repay the advances to Catalytica Energy in cash or turbine credits. Turbine credits entitle the holder to a dollar-for-dollar credit on the purchase of certain turbines (in the case of these specific credits, those that specify the use of Catalytica Energy's Xonon process). Repayment in cash or other consideration was required by September 30, 2000. Catalytica Energy advanced the Enron affiliate $1.2 million at December 31, 1999 under this arrangement. Since the Enron affiliate had the option of repaying the advance in cash or turbine credits and the fair market value of the latter was not reasonably estimatable and because: 1) Catalytica Energy is not in the business of buying turbines, 2) Catalytica Energy is not in the business of exchanging turbine credits with those that buy turbines, and 3) in our particular case, the turbine credits Catalytica Energy would receive specified they could only be used on purchases of turbines that specify the use of Catalytica Energy's Xonon process, and Xonon is a relatively new technology, and there can be no assurance that it will be specified by sufficient buyers of turbines to create a market for these turbine credits, Catalytica Energy, therefore, recorded a provision equal to the advance as research and development expense. In 2000, the arrangement between Catalytica Energy and the Enron affiliate was amended and all previous advances through that date of $2.8 million from Catalytica Energy were refunded, less certain costs, and the related provision was eliminated and reduced research and development expense in this period.

Transactions With An Officer In July 2000, the President and Chief Executive Officer of Catalytica Energy resigned. His separation agreement provides for severance of approximately $18,000 a month for twelve months and a one-time payment of $18,900. Catalytica Energy recorded a one-time charge in the third quarter of 2000 for $234,900 related to the officer's severance. If he remains unemployed after the twelve months, payments of $18,000 will continue for an additional six months or until he is employed, whichever comes first. These payments will be expensed when and if they become probable. In addition, previous loans and accrued interest of $620,000 will be forgiven in equal installments over a twelve month period. Catalytica Energy recorded a one-time charge in the third quarter of 2000 for $620,000 related to the forgiveness of the officer's loans and interest. Additionally, vesting of his options to purchase common stock was accelerated. Catalytica Energy recorded compensation expense totaling $0.1 million in the third quarter of 2000 associated with the acceleration of vesting of these options.

Advances to Nonlinear Dynamics, Inc. on Behalf of Novotec   In November 2000,
Catalytica Energy advanced $0.2 million to Nonlinear Dynamics, Inc. in order to accelerate a contemplated merger between NovoTec and Nonlinear Dynamics, Inc. Because repayment was not probable at the time of the advance, the entire advance was charged to operations in the same period the advance was made.

Note 3. Joint Venture

Joint Venture ("GENXON")   In October 1996, Catalytica Energy and Woodward
Governor Company formed a Delaware limited liability company in connection with a 50/50 joint venture to serve the gas turbine retrofit market for installed, out-of-warranty engines. The new company, GENXON(TM) Power Systems, LLC ("GENXON"), was formed to upgrade the combustion systems of installed turbines with Xonon, which is designed to reduce emissions and permit greater asset utilization for both power generation and mechanical drive markets. The initial capital commitment of the GENXON joint venture partners was $10.0 million: $2.0 million from Catalytica Energy and $8.0 million from Woodward. In addition, Catalytica Energy contributed an exclusive license for the use of its catalytic combustion technologies, and Woodward contributed an exclusive license for the use of its instrumentation and control systems for gas turbine catalytic combustion.

The initial funding of the capital commitment of $10.0 million was made by the third quarter of 1997. Continued funding of the joint venture beyond the initial commitment is voluntary and has occurred on a 50/50 basis with each joint venture partner contributing an equal amount quarterly. Catalytica Energy has recorded its share of losses on the joint venture of $3.7 million, $1.1 million, and $0.2 million for the years ended December 31, 1998, 1999 and 2000, respectively. In the third quarter of 1999, GENXON completed its prototype development. All further funding of the durability testing was assumed by Catalytica Energy and is no longer being charged to the joint venture. All R & D costs related to the durability testing are expensed directly by Catalytica Energy. Because the carrying value of our net investment in GENXON is zero and Catalytica Energy is not obligated in anyway to pay down GENXON's debts, Catalytica Energy ceased recognizing its pro rata share of its losses in the first half of 2000.

The following information summarizes GENXON's financial position for the twelve months ended September 30, 1998, 1999, and 2000:

                                                            Twelve Months Ended
                                       September 30, 1999   September 30, 1998     September 30, 2000
                                       ------------------   ------------------     ------------------
                                                               (unaudited)
                                                             (in thousands)
Total revenues...........                   $   204                $   887               $   7
                                            =======                =======               =====
Net loss.................                   $(9,615)               $(4,157)              $(504)
                                            =======                =======               =====
Current assets...........                   $ 1,077                $   338               $ 678
Long-term assets.........                     1,018                    270                  --
                                            -------                -------               -----
  Total assets...........                   $ 2,095                $   608               $ 678
                                            =======                =======               =====
Current liabilities......                   $   786                $   646               $ 641
Members' earnings
 (deficit)...............                     1,309                    (38)                 37
                                            -------                -------               -----
  Total liabilities and
   members' capital......                   $ 2,095                $   608               $ 678
                                            =======                =======               =====

The 1998 and 1999 reports of GENXON's independent auditors included an explanatory paragraph indicating that GENXON's financial statements have been prepared on the basis of accounting assuming that it is a going concern, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. GENXON has reported a net loss of $0.2 million for its year ended September 30, 2000 and a cumulative loss of $25.0 million through that same date. Its management plans to obtain additional capital contributions from its members or other additional investors to meet its current and ongoing obligations. GENXON's continued existence is dependent on its ability to obtain adequate additional funding. This matter is not material in relation to the financial statements of Catalytica Energy because: (1) Catalytica Energy has no obligation to make any further cash contributions to GENXON and; (2) the financial statements of Catalytica Energy at December 31, 2000 have no significant amounts due from GENXON or any recorded carrying value of its investment in GENXON at that same date.

Catalytica Energy has entered into an agreement with GENXON to provide management, technical and administrative support services. These costs are incurred by Catalytica Energy and then billed to GENXON. Related amounts (both the costs and the amounts billed to GENXON) are recorded net as a element of research and development costs (none in 2000; $2.0 million in 1999; and $2.9 million in 1998, while amounts actually billed are recorded as accounts receivable from joint venture on our balance sheet.

Note 4. Income Taxes

Catalytica Energy and CAT were included in the consolidated federal and combined California franchise tax returns of Catalytica, Inc. through the date of the merger discussed in Note 1. Prior to the merger, both companies entered into a tax sharing agreement pursuant to which they computed hypothetical tax returns (with certain modifications) as if they were not joined in consolidated or combined returns with Catalytica, Inc. Under this agreement, Catalytica Energy and CAT were not reimbursed for the tax benefits of their net operating losses, but would not be required to pay taxes on any future profits up to the amount of their net operating losses utilized by Catalytica, Inc.

In connection with the merger discussed in Note 1, Catalytica Energy and CAT entered into a new tax sharing agreement with Synotex canceling Catalytica Energy's and CAT's right of offset for the benefit of any net operating losses utilized by Catalytica, Inc. through the date of the merger. As a result, Catalytica Energy and CAT reduced the tax benefit associated with the right of offset for losses utilized by Catalytica, Inc. by approximately $9.4 million in 2000.

Recorded income tax benefit differs from the expected benefit determined by applying the U.S. federal statutory rate to the net loss as follows:

                                                           Year Ended December 31,
                                                         ---------------------------
                                                           1998     1999      2000
                                                         -------   -------   -------
                                                                (in thousands)
Income tax benefit at U.S. statutory rate.............   $ 2,340   $ 3,987   $ 5,409
Pre-merger operating losses canceled right of offset..        --        --    (3,996)
Valuation allowance for deferred tax assets...........    (2,340)   (3,987)   (1,413)
                                                         -------
Income tax benefit....................................   $    --   $    --   $    --
                                                         =======   =======   =======

Based on a proforma separate return basis, Catalytica Energy would not be able to record an income tax benefit for the net loss incurred in 2000, because the expected benefit computed by applying the U.S. federal statutory rate to the net loss is offset by an increase in the valuation allowance for deferred tax assets.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. They include the following:

                                                                              December 31,
                                                                        -----------------------
                                                                          1999           2000
                                                                        --------       --------
                                                                             (in thousands)
Deferred tax assets:
Net operating loss carryforwards............................            $   392        $   185
Other accruals..............................................                491          1,228
Right of offset for losses utilized by Catalytica, Inc. in
 consolidated tax returns...................................              9,406             --
                                                                       --------        -------
Total gross deferred tax assets.............................             10,289          1,413
Less valuation allowance....................................            (10,289)        (1,413)
                                                                       --------        -------
  Net deferred tax assets...................................           $     --        $    --
                                                                       ========        =======

Realization of the deferred tax assets is dependent on future earnings, the timing and amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the related deferred tax assets has been established to reflect these uncertainties. The valuation allowance increased by approximately $4.8 million in 1999 and decreased by approximately $8.9 million in 2000.

As of December 31, 2000, Catalytica Energy's federal and state net operating loss carryforwards were approximately $0.5 million and $0.25 million, respectively. The federal net operating loss carryforward will expire in 2020 and the state net operating loss carryforward will expire in 2005 if not used to offset future taxable income. Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and a similar state provision. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

Note 5. Capital Stock

Catalytica Energy

Shares of common stock reserved for future issuance are as follows:

                                           December 31, 2000
                                           -----------------
Employee stock purchase plan                   1,500,000
Stock options                                  1,971,546
Enron option (expired January 14, 2001)          535,715
Glaxo Wellcome warrant                           330,940
                                               ---------
                                               4,338,201
                                               =========

Convertible Preferred Stock Prior to Catalytica Energy's spin-off from Catalytica, Inc., Catalytica Energy had 9,000,000 shares of preferred stock, par value of $0.001, authorized, of which 660,714 was subject to future issuance in one or more classes or series of preferred stock and options as determined by the Board of Directors. On December 15, 2000, all issued and outstanding shares of the Company's preferred stock was cancelled. The Company had 8,339,286 shares of preferred stock issued and outstanding prior to December 15, 2000, consisting of the following classes:

Series A Preferred Stock The Company had 7,000,000 shares of Series A preferred stock issued and outstanding prior to December 15, 2000 held by Catalytica, Inc. The Series A preferred stock had the following rights: (a) the right to receive a dividend of $0.06 per annum, per share, when and if declared by the Company's Board of Directors; (b) dividends paid prior to dividends declared and paid on the common stock; (c) In the event of liquidation, Catalytica, Inc. would have been entitled to distributions amounting to $1.00 per share plus all declared and unpaid dividends paid in preference to liquidation distributions to common stock; (d) the right to convert into a single share of common stock at any time after the date of issuance. The conversion rate was subject to change based upon future dilutive transactions.

Upon the closing of an underwritten public offering of the Company's securities at an aggregate gross offering price of not less than $20.0 million, these shares would have automatically converted into common stock at the then effective conversion price. The holder of each share would have been entitled to the number of votes equal to the number of shares of common stock into which such share of preferred stock could have been converted at the record date for determining the stockholders entitled to vote on such matters. On December 15, 2000, all shares of Series A preferred stock were cancelled in connection with Catalytica Energy's spin-off from Catalytica, Inc.

Series B Preferred Stock As discussed in Note 2, on January 14, 1998, the Company entered into a Stock Purchase Agreement with Enron and issued 1,339,286 shares of Series B preferred stock. This stock had the following rights: (a) the right to receive a dividend of $1.34 when and if declared by the Company's Board of Directors and prior to any dividends declared and paid on Series A preferred stock and common stock; (b) in the event of liquidation, any shares that remained outstanding had a liquidation preference over Series A preferred stock and common stock amounting to $22.40 per share plus all declared and unpaid dividends; (c) the right to convert into shares of common stock, on a one-for-one basis (subject to adjustment in the case of stock splits, reclassifications, stock dividends and rights offerings to existing holders of common stock and similar events, except for issuances pursuant to employee benefit plans) at any time at the option of the holder and automatically upon the closing of an underwritten public offering, which resulted in gross proceeds to the Company of at least $20.0 million. The holder of each share would have been entitled to the number of votes equal to the number of shares of common stock into which such shares of preferred stock could have been converted at the record date for determining the stockholders entitled to vote on such matters. On December 15, 2000, all shares of Series B preferred stock were converted into 1,342,889 shares of Catalytica Energy's common stock in connection with Catalytica Energy's spin-off from Catalytica, Inc.

In addition, if the Company had not consummated an underwritten public offering, which resulted in gross proceeds to the Company of at least $20.0 million within five years of the consummation of the acquisition of Series B preferred stock, the Series B preferred stock would have been exchangeable, at the option of Enron, into shares of common stock of Catalytica, Inc., as determined by the Exchange Rate. The Exchange Rate was the quotient of (a) the value per share of the Company's Series B preferred stock, on an as converted basis, and (b) the average of the Price Per Share of the Catalytica, Inc. common stock over the twenty business days prior to notice of conversion from Enron. Enron was granted an option in accordance with the Stock Purchase Agreement to purchase 535,715 shares of Series B preferred stock, provided Enron's ownership interest did not increase to more than 19.9% of the Company's total outstanding capital stock, for $26.88 per share. Beginning on the tenth day after the distribution pursuant to the spin-off, the option was exercisable on a cashless basis. Enron's right to purchase these shares expired unexercised on January 14, 2001.

Glaxo Wellcome, Inc. Warrant On July 31, 1997, Catalytica, Inc. issued a warrant for 2,000,000 shares of Catalytica, Inc, common stock at $12.00 per share to Glaxo Wellcome. On December 15, 2000, in connection with the spin-off of Catalytica Energy, the warrant was converted into a warrant for 330,940 shares of Catalytica Energy common stock at $11.23 per share, which expires on July 31, 2003.

CAT

Series A Preferred Stock CAT had 3,000,000 shares of Series A preferred stock authorized, issued and outstanding prior to its merger with Catalytica Energy in December 2000. The Series A preferred stock had the following rights: (a) the right to receive a dividend of $0.06 per annum, per share, when and if declared by the Company's Board of Directors, (b) dividends would have been paid prior to dividends declared and paid on the common stock, (c) in the event of liquidation, holders would have been entitled to distributions amounting to $0.67 per share plus all declared and unpaid dividends paid in preference to liquidation distributions to common stock, (d) the right to convert into a single share of common stock at any time after the date of issuance (the conversion rate would have been subject to change based upon future dilutive transactions).

Upon the closing of an underwritten public offering of the Company's securities at an aggregate gross offering price of not less than $20.0 million, these shares would have automatically converted into common stock at the then effective conversion price. The holder of each share of Series A preferred stock would have been entitled to the number of votes equal to the number of shares of common stock into which such share of preferred stock could have been converted at the record date for determining the stockholders entitled to vote on such matters.

Note 6. Employee Benefit Plans

The Company's 1995 Stock Option Plan (as amended and restated October 26, 2000) Under this plan, the Company's Board of Directors is authorized to grant incentive stock options to eligible employees and nonqualified stock options to eligible employees, consultants, and directors. The incentive stock options generally vest ratably over four years from the date of grant and expire no later than ten years from the date of grant. Nonqualified stock options offered to directors vest ratably over three years from the date of grant and expire no later than ten years from the date of grant. Effective August 4, 1998, all new option grants to employees were exercisable ratably over four years and expire no later than ten years from the date of grant.

Prior to becoming a public company in December 2000, Catalytica Energy's Board of Directors established the estimated fair value of its common stock for purposes of applying APB No. 25, prior to the granting of stock awards, after considering the following: 1) the implied fair value of the underlying businesses, based on the sale its convertible preferred stock to Enron, in relation to the then total estimated market capitalization of its publicly-owned parent, Catalytica, Inc., and 2) other developments that the Board of Directors, in its judgment, considered relevant to fair value.

The following table summarizes related stock option plan activity:

                                                                              Outstanding Options
                                                                        ---------------------------------
                                                                         Weighted
                                                             Shares      Average   Aggregate
                                                            Available   Number of  Exercise     Exercise
                                                            for Grant    Shares      Price        Price
                                                            ---------   --------   ----------  ---------
Balance at December 31, 1997...................                27,667    834,458         0.74     614,133
 Authorized....................................               300,000         --           --          --
 Granted.......................................              (187,950)   187,950         9.69   1,821,665
 Canceled......................................                23,111    (23,111)        3.77     (87,244)
                                                            ---------  ---------               ----------
Balance at December 31, 1998...................               162,828    999,297         2.35   2,348,554
 Granted.......................................               (90,220)    90,220        21.17   1,910,352
 Canceled......................................                17,474    (17,474)        3.44     (60,095)
                                                            ---------  ---------               ----------
Balance at December 31, 1999...................                90,082  1,072,043         3.92   4,198,811
 Authorized....................................               837,875         --           --          --
 Granted ......................................              (222,580)   222,580        24.60   5,475,468
 Canceled......................................                41,755    (41,755)       13.20    (551,166)
 Exercised.....................................                    --    (28,454)        0.54     (15,365)
                                                            ---------  ---------               ----------
Balance at December 31, 2000...................               747,132  1,224,414         7.43  $9,107,748
                                                            =========  =========               ==========

The weighted average fair value of options granted during 1998, 1999 and 2000, was $6.60, $10.68, and $17.67, respectively as calculated in accordance with FAS
123. A summary of Catalytica Energy's stock option activity for the year ended December 31, 2000 is as follows:

                                                    Options Outstanding                                 Options Exercisable
                             ------------------------------------------------------------     --------------------------------------
  Range of                                           Weighted Average                          Number Exercisable
  Exercise                   Number Outstanding          Remaining       Weighted Average      As of December 31,   Weighted Average
   Prices                    December 31, 2000       Contractual Life     Exercise Price              2000           Exercise Price
--------------               ------------------      ----------------    ----------------     -------------------   ----------------
$ 0.40 - $0.40                       652,248                5.00               $ 0.40               651,311              $ 0.40
$ 2.50 - $5.60                       181,221                6.88                 3.59               159,465                3.50
$ 12.00-$14.50                        96,547                7.45                12.58                77,736               12.65
$ 15.75-$15.75                         6,000                8.50                15.75                 6,000               15.75
$ 16.00-$16.00                         2,042                7.63                16.00                 1,625               16.00
$ 20.50-$20.50                         2,188                8.89                20.50                   813               20.50
$ 21.00-$21.00                        67,681                9.16                21.00                21,404               21.00
$ 21.60-$21.60                        73,537                8.19                21.60                39,230               21.60
$ 26.50-$26.50                       141,950                9.49                26.50                11,036               26.50
$ 30.00-$30.00                         1,000                9.58                30.00                     0               30.00
                                   ---------                                                        -------
$ 0.40 -$30.00                     1,224,414                6.45               $ 7.43               968,620              $ 3.64
                                   =========                                                        =======

Pro forma information regarding net loss is required by FAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock awards granted subsequent to December 31, 1994, under the fair value method of this Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes multiple option pricing model with the following weighted average assumptions:

                       Risk Free         Risk Free       Dividend      Volatility    Volatility    Volatility
                     Interest Rate     Interest Rate       Yield          Factor       Factor        Factor
                       1998/1999           2000          All years         1998         1999          2000
                     -------------     -------------     ---------     ----------    ----------    ----------
                          5.48             6.43             0.0            .8602        .8238         .8814

                       Weighted Average    Weighted Average     Weighted Average
                         Expected Life       Expected Life        Expected Life
                            1998                 1999                  2000
                       ----------------    ----------------     ----------------
                            5.0                   2.6                  4.3

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option models require the input of highly subjective assumptions including the expected stock price volatility. Because Catalytica Energy's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Had compensation cost for the Catalytica Energy's stock-based compensation plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of FAS 123, the Catalytica Energy's net for the combined entity loss would have been increased to the pro forma amounts indicated below:

                                                                1998      1999       2000
                                                              --------  --------   --------
                                                                     (in thousands)
     Net loss......................................           $(6,897)  $(11,730)  $(15,910)
     Compensation expense..........................              (547)      (826)    (1,714)
                                                              -------   --------   --------
     Pro forma net loss............................           $(7,444)  $(12,556)  $(17,624)
                                                              =======   ========   ========

        Pro forma basic and diluted net
          loss per share:                                     $    --   $     --   $ (17.62)
                                                              =======   ========   ========

Since compensation expense is recognized over the vesting period of the related options, which is generally four years, and because pro forma disclosure is only required commencing with 1995, the initial impact on pro forma loss may not be representative of compensation expense in future years.

Stock Options Granted to Non Employees In March 1999, Catalytica Energy granted certain employees of Catalytica Inc. and its subsidiaries options to purchase 10,500 shares of its common stock at a price of $21.60 per share. The ownership of these options vests over a four-year period. Since the recipients of these options are not employees of Catalytica Energy, Catalytica Energy recorded a deferred compensation obligation of $227,000, of which $47,000 and $56,700 was earned and charged to operations in the year ended December 31, 1999 and December 31, 2000, respectively. This obligation was remeasured at December 31, 2000, and no additional deferred compensation was recorded. In each subsequent reporting period (through the vesting period) this obligation will be remeasured.

In July 1999, Catalytica Energy granted 6,000 options to directors at $4.74 below market value. These options vest over a one year period. Since the recipients of these options received options below their fair market value, Catalytica Energy recorded a deferred compensation obligation of $28,000, of which $5,000 and $23,000 was earned and charged to operations in the years ended December 31, 1999 and December 31, 2000, respectively. This obligation has been fully amortized over the vesting period of the options and will not be remeasured in future reporting periods.

In March 2000, Catalytica Energy granted certain employees of Catalytica Inc. and its subsidiaries options to purchase 8,400 shares of its common stock at a price of $21.00 per share. These options vest over a four-year period. Since the recipients of these options are not employees of Catalytica Energy, Catalytica Energy recorded a deferred compensation obligation of $176,000, of which $37,000 was charged to operations in the year ended December 31, 2000. This obligation was remeasured at December 31, 2000, and no additional deferred compensation was recorded. In each subsequent reporting period (through the vesting period) this obligation will be remeasured.

Compensation Expense Related to Stock Options The Company has occasionally granted options to non-employees and accelerated vesting of options for terminated employees. Compensation expense of $89,000, $94,000, and $214,000 was recorded in the twelve months ended December 31, 1998, December 31, 1999, and December 31, 2000, respectively. The resulting additional charges were recorded as additional paid-in capital with the offset expensed as compensation.

2000 Employee Stock Purchase Plan In 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the Plan) under which employees will be eligible to purchase shares of the Company's common stock at a discount through periodic payroll deductions. The Plan is intended to meet the requirements of Section 423 of the Internal Revenue Code. After the initial period, purchases will occur at the end of six month offering periods at a purchase price equal to 85% of the market value of the Company's common stock at either the beginning of the offering period or the end of the offering period, whichever is lower. The first offering period under the plan will begin on December 18, 2000 and will end on June 30, 2001. Participants may elect to have up to 10% of their pay withheld for purchase of common stock at the end of the offering period, up to a maximum of $25,000 per calendar year. The Company has reserved 1,500,000 shares of common stock for issuance under the Plan. At December 31, 2000, the Company had not issued any shares under the Plan.

401(k) Savings & Retirement Plan The Company offers a 401(k) Savings & Retirement Plan to eligible employees meeting certain age and service requirements. This plan permits participants to contribute up to 15% of their salary, up to the maximum allowable by the Internal Revenue Service regulations. The plan provides for both a bi-monthly Company match and a discretionary annual contribution. Participants are immediately vested in their voluntary contributions plus actual earnings and in the Company's matching contributions. The Company's expense for this plan was $162,000 for the month ending December 31, 2000.

Note 7. Major Customers and Geographic Revenues

Major customers are as follows:

                                                                                  Year ended
                                                                                 December 31,
                                                                              -------------------
                                                                               1998  1999   2000
                                                                              -------------------
        Department of Energy................................................     5%    26%     2%
        Pratt & Whitney Canada..............................................     6%    12%    --
        McDermott...........................................................     2%    21%    20%
        Mitsubishi..........................................................    14%     9%    --
        NIST................................................................    16%     8%     1%
        General Electric                                                        --     --     52%
        Gas Research Institute                                                  --     --     14%

Unbilled revenues related to work performed was approximately $289,000, $497,000, and $26,000 in 1998, 1999, and 2000, respectively. These amounts were included in accounts receivable.

Research revenue by geographic region is as follows:

                                                                                              For the year
                                                                                                 ended
                                                                                              December 31,
                                                                                      -----------------------------
                                                                                         1998      1999      2000
                                                                                      -----------------------------
     United States................................................................        80%       79%       82%
     Canada.......................................................................         5%       12%       --
     Japan........................................................................        14%        9%       --
     Europe.......................................................................         1%       --        18%
                                                                                      --------------------------
      Total.......................................................................       100%      100%      100%
                                                                                      ======      ====     =====

Note 8. Leases, Commitments and Contingencies

Capital leases In 1996, Catalytica Energy entered into a three-year capital lease to purchase a compressor. In 1999, Catalytica Energy completed the scheduled payments required under the lease, exercised its bargain purchase option, and received title to the compressor. In the fourth quarter of 2000, Catalytica Energy entered into three, three-year leases for furniture and computer equipment. These leases expire in the fourth quarter of 2003.

Operating leases Catalytica Energy leases its research and office facilities in Mountain View, CA under an operating lease agreement that expires on December 31, 2003, after which time the Company has the option for a five-year extension. Catalytica Energy leases an office facility in Scottsdale, AZ under an operating lease agreement that expires on August 31, 2003, after which time, Catalytica Energy has the option for a six-month extension. Additionally, Catalytica Energy leases computers and furniture under lease agreements, which generally expire throughout 2003.

The aggregate minimum annual commitments under all leases as of December 31, 2000, are as follows (in thousands):

                         Year
                         ----
                         2001              $1,015
                         2002               1,024
                         2003                 996
                         and thereafter        --
                                           ------
                                           $3,035
                                           ======

Rent expense consisting of building and equipment rent was none in 1998 and 1999 and $218,000 in 2000.

Catalytica Energy subleases a portion of its Mountain View, CA facilities to two companies. Under the subleases, rental income is generated as follows (in thousands):

                              Year
                              ----
                              2001              $1,332
                              2002               1,203
                              2003               1,204
                              and thereafter        --
                                                ------
                                                $3,739
                                                ======

Rental income was none in 1998 and 1999, and $47,000 in 2000.

Commitments Catalytica Energy has developed its catalytic combustion technology under a development agreement with Tanaka, Kikinzoku Kogyo ("Tanaka"), a major Japanese precious metals company. In January 1995, Catalytica Energy and Tanaka entered into a new agreement for further development and commercialization of the catalytic combustion technology. The new agreement provides commercialization rights to the technology between the parties along market and geographic lines. Catalytica Energy has exclusive rights to manufacture and market catalytic combustion systems for large gas turbines (greater than 25 megawatts power output) on a worldwide basis and for small- and medium-sized gas turbines (25 megawatts power output or less) in the Western Hemisphere and in Western Europe. Tanaka has reciprocal exclusive rights to manufacture and market catalytic combustors for use in automobiles on a worldwide basis and for small- and medium-sized turbines in regions outside of Catalytica Energy's area of exclusivity. In each case, the manufacturing and marketing party will pay a royalty on net sales to the other party. Under this agreement, each party is responsible for its own development expenses, and any invention made after May 1, 1995, is the sole property of the party making the invention with the other party having a right to obtain a royalty-bearing, nonexclusive license to use it in its areas of exclusivity.

Catalytica Energy has entered into certain research collaboration arrangements whereby potential future royalty payments may be required. Such payments would generally be due once specified milestones such as commencement of commercial sales of products incorporating the funded technology are achieved. Related royalty payments for certain technologies would range from 1.5% to 5.0% of product sales during the period covered by the royalty agreement.

Contingencies On August 14, 2000, the City of Glendale filed a complaint against Catalytica Energy, Catalytica, Inc. and GENXON Power Systems, Inc. in Los Angeles County Superior Court. The case has been transferred to the Orange County Superior Court, Case No. 00CC13002. The complaint asserts claims against all defendants for breach of contract, breach of the covenant of good faith and fair dealing, fraud and negligent misrepresentation arising out of defendants' failure to complete its performance under a Technical Services Agreement between the City of Glendale and Catalytica, Inc. providing for the retrofit of the FT4 engine with the FT4 Xonon Combustion System. The City of Glendale seeks compensatory damages in excess of $7,500,000 and punitive damages. On January 16, 2001, the court granted, with leave to amend, Catalytica, Inc.'s motion to dismiss the causes of action for fraud and negligent misrepresentation asserted in the complaint. The defendants believe they have meritorious defenses to the remaining claims asserted and intend to defend the action vigorously. While it is not possible to predict with certainty the outcome of this matter, and while Catalytica Energy does not believe an adverse result would have a material effect on its financial position, it could be material to the results of operations and cash flows for a fiscal year. Catalytica Energy has agreed to indemnify Catalytica, Inc. for any costs associated with this matter.

On December 13, 2000 AGC Manufacturing Service, Inc. served a demand letter on Catalytica, Inc. seeking payment of $5,751,178 to settle a dispute concerning the interpretation of the Collaboration Agreement, dated November 2, 1993 between AES Project Development, Inc. and Catalytica, Inc., as amended through Amendment 3, dated October 12, 1995. Under this agreement, AGC claims to have rights to the Xonon 2 Combustor technology manufactured by Catalytica, Inc. The Company believes that the technology is distinct and that the development of the Xonon 2 Combustor was outside of the scope of the Collaboration Agreement. Thus, the Company believes that it has meritorious defenses to any claim that AGC may bring with respect to this technology. The Company intends to negotiate in good faith, and absent an informal resolution, will vigorously defend any litigation that may be filed.

Note 9. Segment Disclosures

Catalytica Energy operates primarily in two businesses: Catalytica Energy, which is in the business of developing and commercializing Xonon technology and CAT, which conducts in-house and contract research and development. The Company has determined the reportable operating segments based upon how the businesses are managed and operated.

As such, the following table discloses their revenues, operating income, and identifiable assets for the above named operating segments.

                                                     Year ended December 31,
                                                  ------------------------------
                                                    1998        1999      2000
                                                  --------    --------  --------
Revenues
 Catalytica Energy..............................  $  2,707    $  1,552   $ 4,282
 CAT............................................     3,572       1,501     1,205
                                                  --------    --------   -------
  Total revenues................................. $  6,279    $  3,053   $ 5,487
                                                  ========    ========   =======

                                                     Year ended December 31,
                                                  ------------------------------
                                                    1998        1999      2000
                                                  --------    --------  --------
Operating loss
 Catalytica Energy...................             $ (3,014)   $ (9,670) $ (13,688)
 CAT.................................               (1,289)     (1,690)    (2,762)
                                                  --------    --------   --------
  Total operating loss..............              $ (4,303)   $(11,360) $ (16,450)
                                                  ========    ========   ========

                                                      Year ended December 31,
                                                      -----------------------
                                                          1999        2000
                                                        --------    --------
Identifiable assets
 Catalytica Energy...................                   $ 19,335    $ 66,748
 CAT............................................             505       1,024
                                                        --------    --------
   Total assets....................                     $ 19,840    $ 67,772
                                                        ========    ========

Note 10. Selected Quarterly Financial Data (Unaudited) (In thousands, except per share amounts)

                                   First Quarter      Second Quarter      Third Quarter       Fourth Quarter
                                   1999     2000      1999      2000      1999      2000      1999      2000
                                 -------   ------   -------   -------   -------   -------   -------   -------
Research and development         $   686   $1,275   $   699   $ 1,158   $   781   $ 1,456   $   887   $ 1,598
 revenues
   Total expenses                  2,615    2,235     2,235     4,096     3,587     6,339     5,976     9,267

   Operating loss                 (1,929)    (960)   (1,536)   (2,938)   (2,806)   (4,883)   (5,089)   (7,669)

   Net loss                      $(2,227)  $ (953)  $(1,801)  $(2,650)  $(2,781)  $(4,923)  $(4,921)  $(7,384)

   Basic and diluted net loss
    per share                         --   $(1.89)       --   $ (5.14)       --   $ (9.53)       --   $ (2.99)

For the twelve months ended December 31, 1999, Catalytica Energy did not have a formal capital structure. Accordingly, no earnings per share for the 1999 quarters is presented.

Note 11. Subsequent Events (Unaudited)

NovoDynamics, Inc.

In November 2000, Catalytica Energy advanced $0.2 million to NonLinear Dynamics, Inc. ("NonLinear Dynamics") in order to accelerate a contemplated merger between NovoDynamics, Inc., a Delaware corporation ("NovoDynamics") and NonLinear Dynamics. NovoDynamics is engaged in the development of data mining, informatics discovery and high throughput synthesis and testing technologies. Because repayment of the advance was not probable at the time it was made, the entire amount was charged to operations in November 2000.

In March 2001, Catalytica Energy entered into agreements to invest $2.0 million in cash and $0.4 million in assets into NovoDynamics. In accordance with these agreements, when our full investment is completed in April 2001, Catalytica

Energy will own shares of Series A preferred stock representing 31% of NovoDynamics' outstanding equity. Additionally, Catalytica Energy agreed to loan NovoDynamics up to $1.5 million if certain milestones are met.

Separation Costs

In January 2001, NovoTec ceased operations. Related wind up and separation costs approximated $0.4 million.

In January 2001, CESI's Senior Vice President of Business Development resigned. CESI is currently negotiating a severance arrangement with this officer which is expected to be approximately $0.3 million.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Members of Genxon Power Systems, LLC:

In our opinion, the accompanying balance sheets and the related statements of operations and of cash flows present fairly, in all material respects, the financial position of Genxon Power Systems, LLC (a company in the development stage) at September 30, 1999 and 1998, and the results of its operations and its cash flows for the years ended September 30, 1999 and 1998, and for the period from October 21, 1996 (date of inception) to September 30, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations in both fiscal years 1999 and 1998, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          /s/ PricewaterhouseCoopers LLP


San Jose, CA October 17, 1999, except for second paragraph of note 4 as to which the date is August 28, 2000

       GENXON POWER SYSTEMS, L.L.C. (a company in the development stage)

                                BALANCE SHEETS

                                                           September 30,
                                                       --------------------
                                                         1999         1998
                                                       --------   ----------
                                                        ASSETS
Current assets:

 Cash and cash equivalents.........................    $162,832   $  594,573
 Accounts receivable...............................     175,321      204,233
 Inventory.........................................          --      278,292
                                                       --------   ----------
  Total current assets.............................     338,153    1,077,098
Property and equipment, net........................     179,558      897,876
Note receivable from employee......................      90,000      120,000
                                                       --------   ----------
  Total assets.....................................    $607,711   $2,094,974
                                                       ========   ==========

                       LIABILITIES AND MEMBERS' CAPITAL

Current Liabilities:
 Payable to Woodward Governor Company..............    $     --   $    9,060
 Payable to Catalytica Combustion Systems, Inc.....      53,857      320,589
 Accounts payable..................................          --      199,480
 Accrued liabilities...............................     592,518      257,093
                                                       --------   ----------
  Total current liabilities........................     646,375      786,222
                                                       --------   ----------
Commitments and contingencies (Note 4)
Members' capital...................................     (38,664)   1,308,752
                                                       --------   ----------
  Total liabilities and members' capital...........    $607,711   $2,094,974
                                                       ========   ==========

The accompanying notes are an integral part of these financial statements.

       GENXON POWER SYSTEMS, L.L.C. (a company in the development stage)

                           STATEMENTS OF OPERATIONS

                                                                                 Period from
                                                                                 October 21,
                                                                                1996 (date of
                                                     Year ended           Year ended inception) to
                                             September 30,   September 30,      September 30,
                                                 1999            1998                1999
                                             -----------     -----------           ------------
Revenues:
 Research contract.....................      $   887,224     $   204,233           $  1,359,457
                                             -----------     -----------           ------------
Operating expenses:
 Research and development..............        3,964,331       8,137,903             20,758,676
 Selling, general and
  Administrative expenses..............        1,095,602       1,709,337              4,952,736
                                             -----------     -----------           ------------
                                               5,059,933       9,847,240             25,711,412
                                             -----------     -----------           ------------
Loss from operations...................       (4,172,709)     (9,643,007)           (24,351,955)
Other income, net......................           15,293          27,910                 93,291
                                             -----------     -----------           ------------
Net loss...............................      $(4,157,416)    $(9,615,097)          $(24,258,664)
                                             ===========     ===========           ============

The accompanying notes are an integral part of these financial statements.

       GENXON POWER SYSTEMS, L.L.C. (a company in the development stage)

                        STATEMENTS OF MEMBERS' CAPITAL

                                                       Catalytica
                                          Woodward     Combustion       Total
                                          Governor      Systems,       Members'
                                          Company         Inc.         Capital
                                        ------------  ------------  -------------
Capital contributions.................  $ 7,100,000   $ 1,900,000   $  9,000,000
Net loss..............................   (8,243,076)   (2,243,075)   (10,486,151)
                                        -----------   -----------   ------------
Members' capital, September 30, 1997..   (1,143,076)     (343,075)    (1,486,151)
 Capital contributions................    6,605,000     5,805,000     12,410,000
 Net loss.............................   (4,807,548)   (4,807,549)    (9,615,097)
                                        -----------   -----------   ------------
Members' capital, September 30, 1998..      654,376       654,376      1,308,752
 Capital contributions................    1,405,000     1,405,000      2,810,000
 Net loss.............................   (2,078,708)   (2,078,708)    (4,157,416)
                                        -----------   -----------   ------------
Members' capital, September 30, 1999..  $   (19,332)  $   (19,332)  $    (38,664)
                                        ===========   ===========   ============

The accompanying notes are an integral part of these financial statements.

       GENXON POWER SYSTEMS, L.L.C. (a company in the development stage)

                           STATEMENTS OF CASH FLOWS

                                                                                   Period from
                                                                                   October 21,
                                                                                   1996 (date of
                                                      Year ended             Year ended inception) to
                                             September 30,   September 30,          September 30,
                                                 1999            1998                  1999
                                             ------------    ------------           ------------
Cash flows from operating activities:
 Net loss.................................    $(4,157,416)   $ (9,615,097)          $(24,258,664)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation expense....................        215,181          74,477                289,658
  Changes in assets and liabilities:
   Accounts receivable....................         28,912        (204,233)              (175,321)
   Inventory..............................        278,292         (44,315)                    --
   Prepaid expenses.......................             --         358,482                     --
   Note receivable from employee..........         30,000        (120,000)               (90,000)
   Payable to members.....................       (275,792)        (75,414)                53,857
   Accounts payable.......................       (199,480)     (1,652,534)                    --
   Accrued liabilities....................        335,425        (176,168)               592,518
   Loss on disposal of fixed assets.......        503,137              --                503,137
                                              -----------    ------------           ------------
    Net cash used in operating
     activities...........................     (3,241,741)    (11,454,802)           (23,084,815)
                                              -----------    ------------           ------------
Cash flows from investing activities:
 Acquisition of property and
  equipment...............................             --        (414,991)              (972,353)
                                              -----------    ------------           ------------
Cash flows from financing activities:
 Members' capital contributions...........      2,810,000      12,410,000             24,220,000
                                              -----------    ------------           ------------
Net decrease in cash and cash
 equivalents..............................       (431,741)        540,207                162,832
Cash and cash equivalents, beginning
 of period................................        594,573          54,366                     --
                                              -----------    ------------           ------------
Cash and cash equivalents, end of
 period...................................    $   162,832    $    594,573           $    162,832
                                              ===========    ============           ============

The accompanying notes are an integral part of these financial statements.

1.   Formation and Business of the Company

GENXON Power Systems, L.L.C. (the "Company"), a Delaware limited liability company, was formed on October 21, 1996 to develop and sell products and services to a wide range of users of out-of-warranty gas turbines which require reductions in emissions, overhaul or upgrade. Except as provided for in the Limited Liability Operating Agreement, the existence of the Company will be perpetual.

Investor members in GENXON Power Systems, L.L.C. received a percentage interest in the Company based on the amount of cash and the agreed-upon fair value of certain technology licenses contributed to the Company. There were two initial investor members, each receiving a 50 percent interest in the Company. Their initial capital commitments were as follows:

                                              Cash     Technology
                                           Commitment   Licenses      Total
                                           ----------  ----------  -----------
   Catalytica Combustion Systems, Inc.
    (Catalytica).........................  $2,000,000  $8,000,000  $10,000,000
   Woodward Governor Company (Woodward)..  $8,000,000  $2,000,000  $10,000,000

At September 30, 1999, each member had contributed its agreed-upon technology licenses and cash in the total amount of $34.3 million. Additional future cash contributions will be at the discretion of each of the members, but will generally be in proportion to their respective percentage interests in the Company and will be governed by the terms of the Operating Agreement. For financial statement purposes only, the fair value of the technology licenses has not been recorded.

The Operating Agreement generally provides that profits and losses in any fiscal year, or other applicable period, shall be allocated to each member in proportion to their respective percentage interest. In the event that a member's cumulative capital account, including the fair value of the technology licenses contributed, is reduced to zero, losses will be reallocated to members having positive capital account balances until all members' capital accounts have been reduced to zero. Thereafter, losses will again be allocated to the members based on their respective percentage interests. Such "reallocated" losses shall first be restored by an allocation of profits before any additional profits are allocated to the members. Under the terms of the Operating Agreement, the Company is required to make cash distributions to each member in the amount of the estimated tax liability for the net taxable income and gains allocated to such member during the fiscal year. Any additional distributions of cash or property will be at the discretion of the Board of Managers as provided for in the Operating Agreement. At September 30, 1999, cumulative capital account balances determined in accordance with the Operating Agreement are as follows:

                                    Catalytica      Woodward         Total
                                   -------------  -------------  -------------
Cash contributed.................  $  9,110,000   $ 15,110,000   $ 24,220,000
Technology licenses contributed..     8,000,000      2,000,000     10,000,000
Allocation of cumulative net
 loss............................   (12,129,332)   (12,129,332)   (24,258,664)
                                   ------------   ------------   ------------
Capital account balances.........  $  4,980,668   $  4,980,668   $  9,961,336
                                   ============   ============   ============

2.   Summary of Significant Accounting Policies

Basis of presentation

The Company's financial statements have been prepared on a basis of accounting assuming that it is a going concern, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. The Company has reported a net loss of $4.2 million for the year ended September 30, 1999 and a cumulative loss of $24.3 million for the period from October 21, 1996 (date of inception) through September 30, 1999. Management plans to obtain additional capital contributions from its members or other additional investors to meet its current and ongoing obligations. Continued existence of the Company is dependent on the Company's ability to ensure the availability of adequate funding and the establishment of profitable operations. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition

The Company revenue is derived from government research funding related to the prototype development of the Kawasaki program. The Company performs services under time and materials contracts in which revenue is recognized as services are performed.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original or remaining maturities of three months or less at the date of purchase to be cash equivalents. Substantially all of the Company's excess cash is invested in money market accounts with a major investment company.

Concentrations

At September 30, 1999 and 1998 one customer accounted for 100% of the Company's accounts receivable.

One customer comprised 100% of the revenue for the years ended, September 30, 1999 and 1998.

Fair value of financial instruments

Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts payable and other accrued liabilities approximate fair value due to their short maturities.

Inventory

Inventory, consisting of purchased and manufactured parts to be used in the overhaul and upgrade of gas turbine engines, is stated at the lower of cost or estimated selling price.

Property and equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives, generally 3 to 10 years. Gains and losses from the disposal of property and equipment will be taken into income in the year of disposition.

Impairment of long-lived assets

In 1998 Genxon entered into a technical services agreement with the City of Glendale (City) (Note 4) for the retrofit of the City's gas turbine. In 1999, the Company returned the turbine in its original state to the City as allowed in the contract. Related to the contract, the Company had acquired certain equipment to support the Company's performance under the contract. Since the contract has been terminated the Company has no alternative use for the equipment and at September 30, 1999 disposed of the equipment. Accordingly, the carrying value of the equipment is not recoverable and an impairment loss has been recognized. The effect of this statement for the year ended

September 30, 1999 was a write-down of equipment of approximately $503,000, which has been included in the Statement of Operations within the caption "Research and Development."

Income taxes

The financial statements include no provision for income taxes since the Company's income and losses are reported in the members' separate tax returns.

3.   Property and Equipment

Property and equipment consist of the following:

                                           September 30,
                                           -------------
                                         1999          1998
                                      ---------      ----------
Laboratory equipment............      $ 344,235        $498,712
Less: Accumulated depreciation..       (164,677)        (74,477)
                                      ---------        --------
                                        179,558         424,235
Construction in progress........             --         473,641
                                      ---------        --------
                                      $ 179,558        $897,876
                                      =========        ========

4.   Commitments and Contingencies

The Company entered into an exclusive agreement with Agilis Group, Inc. ("Agilis") to provide assistance and advice in the development and design of the combustor and combustor related hardware for the Company's proprietary catalytic combustion technology. Under the terms of the agreement, Agilis has responsibility as to the details, methods, and means of performing its services. Subject to the Company's approval and on its behalf, Agilis may enter into purchase commitments and contracts with outside vendors to provide materials and services to complete the projects. At September 30, 1999, the Company has no open purchase commitments through Agilis. The agreement was extended in September 1999 and will expire on the later of the completion of all services described in the agreement or December 31, 2000, unless extended in writing and agreed to by both parties.

In October 1996, GENXON entered into a technical services agreement with the City of Glendale in California for the retrofit of one of the City's gas turbines with the Xonon system for a turnkey price of $700,000 GENXON did not complete the agree-upon retrofit and returned the engine to the city in its original state. On August 14, 2000, the City of Glendale filed a complaint against Catalytica Combustion Systems, Inc., Catalytica, Inc., and Genxon Power Systems, Inc. in Los Angeles County Superior Court, Case No. EC029841 (the "Complaint"). The Complaint asserts claims against all defendants for breach of contract, breach of covenant of good faith and fair dealing, fraud, and negligent misrepresentation arising out of defendants' failure to complete its performance under a Technical Services Agreement between the City of Glendale and Catalytica providing for the retrofit one FT4 engine with the FT4 Xonon Combustion System ("FT4 XCS"). The City of Glendale seeks compensatory damages in excess of $7,500,000 and punitive damages. The defendants believe they have meritorious defenses to the claims asserted and intend to defend the action vigorously.

5.   Related Party Transactions

The Company has entered into a services agreement with Catalytica and Woodward to provide the Company with management support, technical services support and administrative services. Costs under these services agreements for the year ended September 30, 1999, September 30, 1998 and for the period from October 21, 1996 (date of inception) to September 30, 1999, are as follows:

                                                                      Period from
                                                                      October 21,
                                                               1996 (date of inception) to
                                                                      September 30,
                                    1999          1998                    1999
                                 ----------    ----------               ----------
Catalytica:
 Research and development....    $2,454,940    $3,182,559               $9,087,576
 General and administrative..    $  685,777    $  816,163               $2,857,248

Woodward:
 Research and development....    $      --     $  552,690               $1,066,177
 General and administrative..    $      --     $  118,550               $  183,742

The Company has also entered into supply agreements with both Catalytica and Woodward to supply combustion system products and control system products to be used by the Company in its business of retrofitting installed and operating gas turbine engines.

           REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Members of Genxon Power Systems, L.L.C. (a company in the development stage):

In our opinion, the accompanying balance sheets and the related statements of operations, of members' capital and of cash flows present fairly in all material respects, the financial position of Genxon Power Systems L.L.C. at September 30, 1998 and 1997, and the results of its operations and its cash flows for the year ended September 30, 1998 and for the period from October 21, 1996 (date of inception) to September 30, 1997. These financials are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations in both fiscal years 1998 and 1997, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                  /s/ PricewaterhouseCoopers LLP


San Jose, California October 26, 1998

       GENXON POWER SYSTEMS, L.L.C. (a company in the development stage)

                                BALANCE SHEETS

                                                                   September 30,
                                                                 -----------------
                                                                 1998         1997
                                                              ----------  -----------
    ASSETS
Current assets:
 Cash and cash equivalents..............................      $  594,573  $    54,366
 Accounts receivable....................................         204,233           --
 Inventory..............................................         278,292      233,977
 Prepaid expenses.......................................              --      358,482
                                                              ----------  -----------
  Total current assets..................................       1,077,098      646,825
                                                              ----------  -----------
Property and equipment, net.............................         897,876      557,362
Note receivable from employee...........................         120,000           --
                                                              ----------  -----------
  Total assets..........................................      $2,094,974  $ 1,204,187
                                                              ==========  ===========

   LIABILITIES AND MEMBERS' CAPITAL

Current liabilities:
 Payable to Woodward Governor Company...................      $    9,060  $    89,483
 Payable to Catalytica Combustion Systems, Inc. ........         320,589      315,580
 Accounts payable.......................................         199,480    1,852,014
 Accrued liabilities....................................         257,093      433,261
                                                              ----------  -----------
  Total current liabilities.............................         786,222    2,690,338
Commitments and contingencies (Note 3)
Members' capital........................................       1,308,752   (1,486,151)
                                                              ----------  -----------
  Total liabilities and members' capital................      $2,094,974  $ 1,204,187
                                                              ==========  ===========

The accompanying notes are an integral part of these financial statements.

       GENXON POWER SYSTEMS, L.L.C. (a company in the development stage)

                           STATEMENTS OF OPERATIONS

                                              Period from
                                              October 21,
                                             1996 (date of
                               Year Ended    inception) to
                             September 30,   September 30,
                                  1998            1997
                             -------------   -------------
Revenues:
 Research contract.........    $   204,233    $    268,000
                               -----------    ------------
Operating expenses:
 Research and development..      8,137,903       8,656,442
 Selling, general and
administrative expenses....      1,709,337       2,147,797
                               -----------    ------------
                                 9,847,240      10,804,239
                               -----------    ------------
Loss from operations.......     (9,643,007)    (10,536,239)
Other income, net..........         27,910          50,088
                               -----------    ------------
Net loss...................    $(9,615,097)   $(10,486,151)
                               ===========    ============

  The accompanying notes are an integral part of these financial statements.

       GENXON POWER SYSTEMS, L.L.C. (a company in the development stage)

                        STATEMENTS OF MEMBERS' CAPITAL

                                              Catalytica
                               Woodward       Combustion
                               Governor        Systems,
                               Company           Inc.             Total
                             ------------    ------------     -------------
Capital contributions...     $ 7,100,000     $ 1,900,000      $  9,000,000
Net loss................      (8,243,076)     (2,243,075)      (10,486,151)
                             -----------     -----------      ------------
Members' capital,
September 30, 1997......      (1,143,076)       (343,075)       (1,486,151)
 Capital contributions..       6,605,000       5,805,000        12,410,000
 Net loss...............      (4,807,548)     (4,807,549)       (9,615,097)
                             -----------     -----------      ------------
Members' capital,
September 30, 1998......     $   654,376     $   654,376      $  1,308,752
                             ===========     ===========      ============

   The accompanying notes are an integral part of these financial statements.

       GENXON POWER SYSTEMS, L.L.C. (a company in the development stage)

                           STATEMENTS OF CASH FLOWS

                                                                        Period from
                                                                        October 21,
                                                                       1996 (date of
                                                         Year ended    Inception) to
                                                       September 30,   September 30,
                                                            1998            1997
                                                       --------------  --------------
Cash flows from operating activities:
 Net loss............................................   $ (9,615,097)   $(10,486,151)
 Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depreciation expense...............................         74,447              --
  Changes in assets and liabilities:
   Accounts receivable...............................       (204,233)             --
   Inventory.........................................        (44,315)       (233,977)
   Prepaid expenses..................................        358,482        (358,482)
   Note receivable from employee.....................       (120,000)             --
   Payable to members................................        (75,414)        405,063
   Accounts payable..................................     (1,652,534)      1,852,014
   Accrued liabilities...............................       (176,168)        433,261
                                                        ------------    ------------
    Net cash used in operating activities............    (11,454,832)     (8,388,272)
                                                        ------------    ------------
Cash flows from investing activities:
 Acquisition of property and equipment...............       (414,991)       (557,362)
                                                        ------------    ------------
Cash flows from financing activities:
 Members' capital contributions......................     12,410,000       9,000,000
                                                        ------------    ------------
Net increase in cash and cash equivalents............        540,207          54,366
Cash and cash equivalents, beginning of period.......         54,366              --
                                                        ------------    ------------
Cash and cash equivalents, end of period.............   $    594,573    $     54,366
                                                        ============    ============

   The accompanying notes are an integral part of these financial statements.

1.   Formation and Business of the Company:

GENXON Power Systems, L.L.C., a Delaware limited liability company, was formed on October 21, 1996 to develop and sell products and services to a wide range of users of out-of-warranty gas turbines which require reductions in emissions, overhaul or upgrade. Except as provided for in the Limited Liability Operating Agreement (the "Operating Agreement"), the existence of GENXON will be perpetual.

Investor members in GENXON Power Systems, L.L.C. received a percentage interest in GEXNON amount of cash and the agreed-upon fair value of certain technology licenses contributed to GENXON. There were two initial investor members, each receiving a 50 percent interest in GENXON. Their initial capital commitments were as follows:

                                        Cash      Technology
                                     Commitment    Licenses       Total
                                     -----------  -----------  ------------
   Catalytica Combustion Systems,
    Inc. (Catalytica)..............   $2,000,000   $8,000,000   $10,000,000
   Woodward Governor Company
    (Woodward).....................   $8,000,000   $2,000,000   $10,000,000

At September 30, 1998, each member had contributed its agreed-upon technology licenses and cash in the total amount of $21.4 million. Additional future cash contributions will be at the discretion of each of the members, but will generally be in proportion to their respective percentage interests in GENXON and will be governed by the terms of the Operating Agreement. For financial statement purposes only, the fair value of the technology licenses has not been recorded.

The Operating Agreement generally provides that profits and losses in any fiscal year, or other applicable period, shall be allocated to each member in proportion to their respective percentage interest. In the event that a member's cumulative capital account, including the fair value of the technology licenses contributed, is reduced to zero, losses will be reallocated to members having positive capital account balances until all members' capital accounts have been reduced to zero. Thereafter, losses will again be allocated to the members based on their respective percentage interests. Such "reallocated" losses shall first be restored by an allocation of profits before any additional profits are allocated to the members. Under the terms of the Operating Agreement, GENXON is required to make cash distributions to each member in the amount of the estimated tax liability for the net taxable income and gains allocated to such member during the fiscal year. Any additional distributions of cash or property will be at the discretion of the board of managers as provided for in the Operating Agreement. At September 30, 1998, cumulative capital account balances determined in accordance with the Operating Agreement are as follows:

                                      Catalytica      Woodward         Total
                                     -------------  -------------  -------------
Cash contributed...................  $  7,705,000   $ 13,705,000   $ 21,410,000
Technology licenses contributed....     8,000,000      2,000,000     10,000,000
Allocation of cumulative net loss..   (10,050,624)   (10,050,624)   (20,101,248)
                                     ------------   ------------   ------------
Capital account balances...........  $  5,654,376   $  5,654,376   $ 11,308,752
                                     ============   ============   ============

2.   Summary of Significant Accounting Policies:

Basis of Presentation:

GENXON's financial statements have been prepared on a basis of accounting assuming that it is a going concern, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. GENXON has reported a net loss of $9.6 million for the year ended September 30, 1998 and a cumulative loss of $20.1 million for the period from October 21, 1996 (date of inception) through September 30, 1998. Management plans to obtain additional capital contributions from its members or other additional investors to meet its current and ongoing obligations. Continued existence of GENXON is dependent on GENXON's ability to ensure the availability of adequate funding and the establishment of profitable operations. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents:

GENXON considers all highly liquid investments purchased with original or remaining maturities of three months or less at the date of purchase to be cash equivalents. Substantially all of GENXON's excess cash is invested in money market accounts with a major investment company.

Concentrations:

At September 30, 1998 one customer accounted for 100% of the Company's accounts receivable.

One customer comprised 100% of the revenue for the year ended, September 30, 1998 and for the period from October 21, 1996 (date of inception) to September 30, 1997.

Fair Value of Financial Instruments:

Carrying amounts of certain of GENXON's financial instruments, including cash and cash equivalents, accounts payable and other accrued liabilities approximate fair value due to their short maturities.

Inventory:

Inventory, consisting of purchased and manufactured parts to be used in the overhaul and upgrade of gas turbine engines, is stated at the lower of cost or estimated selling price.

Property and Equipment:

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives, generally three to 10 years. Gains and losses from the disposal of property and equipment will be taken into income in the year of disposition. At September 30, 1998, property and equipment consisted of tooling costs incurred in the construction of GENXON's manufacturing equipment.

Income Taxes:

The financial statements include no provision for income taxes since GENXON's income and losses are reported in the members' separate tax returns.

Revenue Recognition:

The Company revenue is derived from government research funding related to the prototype development of the Kawasaki program. The Company performs services under time and materials contracts in which revenue is recognized as services are performed.

Recent Accounting Pronouncements:

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. This statement establishes requirements for disclosure of comprehensive income and becomes effective for GENXON for its fiscal year 1999, with reclassification of earlier financial statements for comparative purposes. Comprehensive income generally represents all changes in members' capital except those resulting from investments or contributions by members. GENXON is evaluating alternative formats for presenting this information, but does not expect this pronouncement to materially impact its results of operations.

In June 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise. The new standard becomes effective for GENXON's fiscal year 1999, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. GENXON is evaluating the requirements of SFAS 131 and the effects, if any, on GENXON's current reporting and disclosures.

3.   Commitments and Contingencies:

GENXON entered into an exclusive agreement with Agilis Group, Inc. to provide assistance and advice in the development and design of the combustor and combustor related hardware for GENXON's proprietary catalytic combustion technology. Under the terms of the agreement, Agilis has responsibility as to the details, methods, and means of performing its services. Subject to GENXON's approval and on its behalf, Agilis may enter into purchase commitments and contracts with outside vendors to provide materials and services to complete the projects. At September 30, 1998, GENXON had approximately $0.7 million in open purchase commitments through Agilis. The agreement will expire on the later of the completion of all services described in the agreement or December 31, 2000, unless extended in writing and agreed to by both parties.

GENXON has entered into a technical services agreement with the City of Glendale, California to retrofit an FT4 gas turbine engine which was provided by the City. Under the terms of the agreement, the retrofit will include adding GENXON's proprietary XONON combustion system and a digital control system for a total turnkey price of $0.7 million, and must be completed by December 1998. In the event that GENXON is unable to complete the agreed upon retrofit on time or damages the engine in the process, the agreement requires GENXON to return the engine to its original state or replace it with a similar engine, for which GENXON has recorded a reserve of $134,000. GENXON and the City of Glendale are in discussions regarding the ultimate utilization of XONON technology on either existing or new gas turbines under this agreement.

4.   Related Party Transactions:

GENXON has entered into a services agreement with Catalytica and Woodward to provide GENXON with management support, technical services support and administrative services. Costs under these services agreements for the year ended September 30, 1998 and for the period from October 21, 1996 (date of inception) to September 30, 1997, are as follows:


                                      1998        1997
                                   ----------  ----------
   Catalytica:
     Research and development....  $3,182,559  $3,450,077
     General and administrative..  $  816,163  $1,355,308
   Woodward:
     Research and development....  $  552,690  $  513,487
     General and administrative..  $  118,550  $   65,192

GENXON has also entered into supply agreements with both Catalytica and Woodward to supply combustion system products and control system products to be used by GENXON in its business of retrofitting installed and operating gas turbine engines.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

   CATALYTICA ENERGY SYSTEMS, INC.
   (Registrant)

Dated:  March 15, 2001                     By: /s/ Craig N. Kitchen
       ---------------                         --------------------
                                                Craig N. Kitchen
                                          President and Chief Executive Officer

                               POWER OF ATTORNEY

       KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Craig N. Kitchen, his attorney-in-fact, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

                Signature                                     Title                                     Date
                ---------                                     -----                                     ----
/s/ Craig N. Kitchen                        President, Chief Executive Officer (Principal           March 15, 2001
------------------------------------------                                                          --------------
Craig N. Kitchen                            Executive Officer) and Director

/s/ Ricardo B. Levy                         Chairman of the Board                                   March 15, 2001
------------------------------------------                                                          --------------
Ricardo B. Levy

/s/ Dennis Riebe                            Chief Financial Officer (Principal Accounting and       March 15, 2001
------------------------------------------                                                          --------------
Dennis Riebe                                Financial Officer)

/s/ Lawrence W. Briscoe                     Director                                                March 15, 2001
------------------------------------------                                                          --------------
Lawrence W. Briscoe

/s/ William B. Ellis                        Director                                                March 15, 2001
------------------------------------------                                                          --------------
William B. Ellis

/s/ Frederick M. O'Such                     Director                                                March 15, 2001
------------------------------------------                                                          --------------
Frederick M. O'Such

/s/ John A. Urquhart                        Director                                                March 15, 2001
------------------------------------------                                                          --------------
John A. Urquhart

/s/ Thomas E. White                         Director                                                March 15, 2001
------------------------------------------                                                          --------------
Thomas E. White

/s/ Ernest Mario                            Director                                                March 15, 2001
------------------------------------------                                                          --------------
Ernest Mario

/s/ Howard I. Hoffen                        Director                                                March 15, 2001
------------------------------------------                                                          --------------
Howard I. Hoffen