Form 10-Q
period 2001-03-31
CATALYTICA ENERGY SYSTEMS INC
filed 2001-05-15
CIK 1053361

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________to ______________.

                         Commission File No. 000-31953

                                 ____________

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of May 7, 2001, there were outstanding 12,859,938 shares of the registrant's Common Stock, par value $.001, which is the only class of common stock of the registrant registered under Section 12(g) of the Securities Act of 1933.

                        CATALYTICA ENERGY SYSTEMS, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                March 31, 2001

                                                                                                            Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

   Unaudited Statements of Operations for the three months ended March 31, 2001, and March 31, 2000               3

   Unaudited Balance Sheets as of March 31, 2001, and December 31, 2000                                           4

   Unaudited Statements of Cash Flows for the three months ended March 31, 2001, and March 31, 2000               5

   Notes to Unaudited Financial Statements                                                                        6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                     9

Item 3. Quantitative and Qualitative Disclosures about Market Risk                                               18

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                       20

Item 6. Exhibits and Reports on Form 8-K                                                                         20

Signatures                                                                                                       21

PART I--FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

  CATALYTICA ENERGY SYSTEMS, INC. and CATALYTICA ADVANCED TECHNOLOGIES, INC.
                 (a combined company in the development stage)
                       COMBINED STATEMENTS OF OPERATIONS
                   for the three months ended March 31, 2000
                                      and
     CATALYTICA ENERGY SYSTEMS, INC. (a company in the development stage)
                            STATEMENT OF OPERATIONS
                   for the three months ended March 31, 2001
                   (In thousands, except per share amounts)

                                                                          Three Months Ended March 31,
                                                                         2001                     2000
                                                                         ----                     ----
Revenues:
  Research and development contracts                                   $ 1,446                   $1,275
                                                                       -------                   ------

Costs and expenses:
  Research and development                                               4,093                    1,141
  Selling, general and administrative                                    1,743                    1,094
                                                                       -------                   ------
Total costs and expenses                                                 5,836                    2,235

Operating loss                                                          (4,390)                    (960)

Interest income, net                                                       789                        7
Loss on equity investments                                                (124)                      --
                                                                       -------                   ------

Net loss                                                               $(3,725)                  $ (953)
                                                                       =======                   ======

Basic and diluted net loss per share                                   $ (0.29)                  $(1.87)
                                                                       =======                   ======

Weighted average shares used in computing basic and
diluted net loss per share:                                             12,827                      510
                                                                       =======                   ======

                            See accompanying notes.

     CATALYTICA ENERGY SYSTEMS, INC. (a company in the development stage)
                                 BALANCE SHEET
                                (In thousands)

                                                                  March 31,          December 31,
                                                                    2001                 2000
                                                                    ----                 ----
ASSETS
Current assets:
  Cash and cash equivalents                                        $ 53,446            $ 54,222
  Short-term investments                                                 --               4,490
  Accounts receivable:
     Trade, net                                                       1,598               2,190
     Joint venture                                                      165                 158
  Inventory                                                             349                 180
  Prepaid expenses and other assets                                     531                 524
                                                                   --------            --------
     Total current assets                                            56,089              61,764
Property and equipment:
  Leasehold improvements                                              7,260               7,227
  Equipment                                                           6,161               6,365
                                                                   --------            --------
                                                                     13,421              13,592
  Less accumulated depreciation and amortization                     (8,444)             (8,062)
                                                                   --------            --------
                                                                      4,977               5,530
Notes receivable from employees                                         381                 478
Equity investments                                                    2,177                  --
                                                                   --------            --------
                                                                   $ 63,624            $ 67,772
                                                                   ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of debt obligations                              $    757            $    757
  Liabilities related to spin-off from Catalytica, Inc.               4,000               4,090
  Accounts payable                                                      674               1,364
  Accrued payroll and related expenses                                1,367               1,305
  Other accrued liabilities                                           2,691               2,697
                                                                   --------            --------
     Total current liabilities                                        9,489              10,213

Capital lease obligations                                                78                  89
                                                                   --------            --------
     Total liabilities                                                9,567              10,302
Stockholders' equity:
  Common stock                                                           13                  13
  Additional paid-in capital                                        117,950             117,605
  Deferred compensation                                                (296)               (263)
  Retained deficit                                                  (63,610)            (59,885)
                                                                   --------            --------
     Total stockholders' equity                                      54,057              57,470
                                                                   --------            --------
                                                                   $ 63,624            $ 67,772
                                                                   ========            ========

                            See accompanying notes.

  CATALYTICA ENERGY SYSTEMS, INC.  and CATALYTICA ADVANCED TECHNOLOGIES, INC.
                 (a combined company in the development stage)
                       COMBINED STATEMENTS OF CASH FLOWS
                   for the three months ended March 31, 2000
                                      and
     CATALYTICA ENERGY SYSTEMS, INC. (a company in the development stage)
                            STATEMENT OF CASH FLOWS
                   for the three months ended March 31, 2001
                                (In thousands)

                                                                                                 Three Months Ended March 31,
                                                                                                    2001            2000
                                                                                                    ----            ----
Cash flows from operating activities:
 Net loss                                                                                         $(3,725)       $   (953)
 Adjustments to reconcile net income to net cash provided by (used in) operating activity:
  Depreciation and amortization                                                                       390             119
  Forgiveness of note receivable to former officer                                                    100              --
  Provision for uncollectable accounts                                                               (200)             --
  Losses in equity investments                                                                        124              --
  Stock based compensation                                                                             83              21
  Changes in:
     Accounts and notes receivable                                                                    569          (3,438)
     Inventory                                                                                       (169)            (97)
     Prepaid expenses, and other current assets                                                        (7)              2
     Accounts payable                                                                                (690)             --
     Deferred revenue                                                                                 (69)            375
     Other accrued liabilities                                                                         35             (63)
                                                                                                  -------        --------
        Net cash used in operating activities                                                      (3,559)         (4,034)
Cash flows from investing activities:
 Purchases of investments                                                                          (3,000)        (11,500)
 Maturities of investments                                                                          7,500          11,500
 Equity investments                                                                                (1,734)             --
 Disposition of property and equipment, net                                                             8
 Acquisition of property and equipment                                                               (209)           (145)
                                                                                                  -------        --------
        Net cash used in investing activities                                                       2,565            (145)
Cash flows from financing activities:
 Net payments on capital lease obligations                                                            (11)             --
 Advances from Catalytica, Inc.                                                                        --           2,586
 Payments to Catalytica, Inc.                                                                          --          (2,236)
 Proceeds from stock options                                                                          229               1
                                                                                                  -------        --------
        Net cash provided by financing activities                                                     218             351
                                                                                                  -------        --------
 Net decrease in cash and cash equivalents                                                           (776)         (3,828)
 Cash and cash equivalents at beginning of period                                                  54,222          10,562
                                                                                                  -------        --------
 Cash and cash equivalents at end of period                                                       $53,446        $  6,734
                                                                                                  =======        ========

Additional disclosure of cash flow information:
 Forgiveness of notes receivable to employees                                                     $   113        $     16
                                                                                                  =======        ========
 Assets invested in NovoDynamics, Inc.                                                            $   367        $     --
                                                                                                  =======        ========
 Deferred compensation for issuance and revaluation of stock options to non-employees             $    64        $    176
                                                                                                  =======        ========

                            See accompanying notes.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. Basis of presentation

   Catalytica Energy Systems, Inc. ("Catalytica Energy" or "the Company") and Catalytica Advanced Technologies, Inc. ("Advanced Technologies") were commonly controlled subsidiaries of Catalytica, Inc. The financial statements prior to December 15, 2000 present the combined balance sheets and combined statements of operations, and cash flows. On December 15, 2000, Catalytica, Inc. completed the merger of Catalytica Energy and Advanced Technologies and the spin-off of this combined entity to its stockholders. Catalytica Energy is in the development stage.

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Catalytica Energy Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2000.

2. Earnings (loss) per share

   Earnings (loss) per share is presented in accordance with FAS No. 128, "Earnings Per Share" ("EPS"). For the three months ended March 31, 2000 and March 31, 2001, the inclusion of potentially dilutive securities of 829,494 and 689,914, respectively, are antidilutive, and therefore are excluded from the computation of diluted loss per share.

   (in thousands, except per share amounts):
                                                    Three months ended March 31,
                                                    ---------------------------
                                                           2000      2001
                                                           ----      ----
     Numerator for basic and diluted loss per share      $(3,725)   $ (953)
                                                         -------    ------

     Denominator for basic and diluted loss per share -
                                                         -------    ------
       Weighted-average shares outstanding                12,827       510
                                                         -------    ------

     Basic and diluted loss per share                    $ (0.29)   $(1.87)
                                                         =======    ======

3. Segment Disclosures

   Catalytica Energy operates as one business segment. Consequently, segment disclosure for the three months ended March 31, 2001 is not provided. Prior to December 31, 2000, Catalytica Energy operated primarily in two businesses:
Catalytica Energy, which is in the business of developing and commercializing Xonon technology and Advanced Technologies, which conducted in-house and contract research and development. The Company determined these reportable operating segments based upon how the businesses were managed and operated. As such, the following table discloses their revenues, operating income, and identifiable assets for the above named operating segments for the three months ended March 31, 2000.


                                            For the three months ended March  31,
                                            -------------------------------------
                                                           2000
                                                           ----
Revenues
 Catalytica Energy........................              $   880
 Advanced Technologies....................                  395
                                                        -------
  Total revenues..........................              $ 1,275
                                                        =======
                                            For the three months ended March  31,
                                            -------------------------------------
                                                           2000
                                                           ----
Operating loss
 Catalytica Energy........................              $  (427)
 Advanced Technologies....................                 (533)
                                                        -------
  Total operating loss....................              $  (960)
                                                        =======
                                                  December 31, 2000
                                                  -----------------
Identifiable assets
 Catalytica Energy........................              $66,748
 Advanced Technologies....................                1,024
                                                        -------
  Total assets............................              $67,772
                                                        =======

4. NovoDynamics, Inc.

   In November 2000, Catalytica Energy advanced $0.2 million to NonLinear Dynamics, Inc. ("NonLinear Dynamics") in order to accelerate a contemplated business combination between Catalytica NovoTec, Inc., a Delaware corporation and wholly-owned subsidiary of Catalytica Energy ("NovoTec") and NonLinear Dynamics. NovoTec was engaged in the development of data mining, informatics discovery and high throughput synthesis and testing technologies. Because repayment of the advance was not probable at the time it was made, the entire amount was charged to operations in November 2000.

   In March 2001, Catalytica Energy entered into agreements to invest $2.4 million in NovoDynamics, Inc. ("NovoDynamics"). This amount consists of $1.8 million in cash, forgiveness of a $0.2 million advance made to NonLinear Dynamics, Inc., which was to be payable to NovoTec, and investment of $0.4 million in assets formerly used by NovoTec. In accordance with these agreements, our full investment was completed in April 2001. Catalytica Energy owns shares of Series A voting preferred stock representing approximately 31% of NovoDynamics' outstanding equity. Additionally, Catalytica Energy agreed to loan NovoDyna mics up to $1.5 million if certain milestones are met.

5. Contingencies

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities and Exchange Act of 1934 (the "Exchange Act"), which involve risks and uncertainties including but not limited to those statements containing the words "believes," "anticipates," "estimates," "expects", and words of similar import, regarding our strategy, financial performance and revenue sources. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under "Risk That Could Affect Our Financial Condition and Results of Operations" and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements to reflect new information, events or circumstances after the date of this release or to reflect the incurrence of unanticipated events. See "Forward-Looking Statements."

  Catalytica Energy Systems, Inc. ("Catalytica Energy " or "we") develops proprietary technologies that use catalysts to create energy solutions for essentially pollution-free, reliable power. Its first product, Xonon Cool Combustion, is a breakthrough combustion technology that achieves ultra-low emissions levels for gas turbine power production. Xonon essentially prevents pollution, particularly nitrogen oxides (NOx), a primary contributor to smog, through a proprietary catalytic combustion process.

  In December 2000, we and Catalytica Advanced Technologies, Inc. ("Advanced Technologies") were combined, and all of the shares of the combined company were distributed on a pro rata basis by Catalytica, Inc. to its stockholders.

  In July 2000, we formed Catalytica NovoTec Inc. ("NovoTec") to develop improved catalytic processes employing proprietary high speed testing and
computer learning technologies.   In January 2001, all operations in NovoTec
were ceased.

In March 2001, we entered into agreements to invest $2.4 million in NovoDynamics, Inc. ("NovoDynamics"). This amount consists of $1.8 million in cash, forgiveness of a $0.2 million advance made to NonLinear Dynamics, Inc., which was to be payable to NovoTec, and investment of $0.4 million in assets formerly used by NovoTec. In accordance with these agreements, our full investment was completed in April 2001. We own shares of Series A voting preferred stock representing approximately 31% of NovoDynamics' outstanding equity. Additionally, we agreed to loan NovoDynamics up to $1.5 million if certain milestones are met.

  Our costs to date, excluding costs associated with the discontinued product line, have primarily consisted of expenses to support Xonon development. We expect to significantly increase our research and development expenses to further commercialize Xonon. As we begin to fulfill commercial orders, we will incur cost of goods sold expenses. Costs associated with Advanced Technologies prior to December 15, 2000 primarily consisted of expenses to support contracted research.

  All of our revenue has consisted of revenue from research and development contracts funded either from gas turbine manufacturers, government sources or research institutions, as well as contracted and collaborative research. We do not anticipate product sales until at least the second half of 2001. These sales may require future royalty payments to others.

Results of Operations

  Revenue. Our revenue has consisted entirely of research and development revenues that are derived from cost reimbursement contracts with gas turbine manufacturers, government agencies and research institutions, as well as contracted and collaborative research. Reimbursement contracts provide for partial recovery of our direct and indirect costs. The timing of these reimbursements varies from year to year, and from contract to contract, based on the terms agreed upon by us and the funding party.

  Revenue for the three months ended March 31, 2001, increased by 13.4% when compared with the revenues in the same period in 2000. The increase was principally due to securing $1.0 million of additional cost reimbursement funding by gas turbine manufacturers related to the development of Xonon technology. This increase was offset by a $0.9 million decrease in external funding related to Advanced Technologies' revenues during the period as it discontinued its emphasis on contracted research.

  Most of our research and development contracts are subject to periodic review by the funding partner, which may result in modifications, termination of funding or schedule delays. We cannot ensure that we will continue to receive research and development funding. In return for funding development, collaborative partners receive certain rights in the commercialization of the resulting technology. We expect to continue to pursue funded research programs. These may not, however, be a continual source of revenue. Due to the nature of our operating history, period comparisons of revenues are not necessarily meaningful and should not be relied upon as indications of future performance.

  Research and Development ("R&D"). R&D expense includes compensation and benefits for engineering staff, expenses for contract engineers, materials to build prototype units, fees paid to outside suppliers for subcontracted components and services, supplies used and facility-related costs. We expense all R&D costs as incurred.

  R&D expenses increased 258.7% for the three months ended March 31, 2001, as compared with R&D expenses in the same period in 2000, primarily due to a $1.4 million increase in R&D personnel and subcontractor fees and $0.5 million of materials used in test units. Additionally, in the first quarter of 2000, we entered into an agreement with Enron Corporation ("Enron") to reimburse us for advances made by us to Enron totaling approximately $1.1 million. In December 1999, we agreed to advance cash to Enron in order to accelerate the development of Xonon Cool Combustion applications for gas turbines. In exchange, Enron obligated itself to repay any advances at the end of nine months in either cash or "turbine credits." Under the arrangement, if certain conditions were met, Enron could gain the unilateral right to select whether it would repay our advances with cash or settle them through turbine credits. The turbine credits entitle the holder to a dollar-for-dollar credit on the purchase of certain turbines that specify the use of our Xonon system. Because Enron could gain the right to use the turbine credits to settle the advances and because we were unable to reasonably estimate the amount we would ultimately realize if Enron used turbine credits to settle the advances, we recorded a $1.2 million provision, which was equal to the amount advanced by us to Enron at December 31, 1999. In March 2000, the agreement was amended and Enron reimbursed us for approximately $1.1 million of the previous advance. Accordingly, that amount was recorded in the first quarter of 2000 as a reduction of related R&D expense. R&D expenses are expected to grow in the future as we continue to invest in our R&D capabilities.

  Selling, General and Administrative ("SG&A"). SG&A expenses include compensation, benefits and related costs in support of corporate functions, which include management, business development, marketing, sales and finance. Prior to December 15, 2000, SG&A expenses included charges by Catalytica, Inc. for various costs paid by Catalytica, Inc. on our behalf, including facilities, finance, legal, human resources, pension and other expenses. Charges for those services had been allocated based upon square footage, usage, headcount and other methods that management believed to be reasonable.

  SG&A expenses increased 59.3% for the three months ended March 31, 2001, compared with the same period in 2000. This increase was primarily due to $0.3 million in severance costs associated with the resignation of an officer, $0.15 million associated with the discontinuation of NovoTec's operations, $0.1 million of start-up costs at our Arizona office, and $0.2 million of increased marketing, finance and administration costs related to the commercialization of Xonon. The increase in SG&A was partially offset by $0.1 million of sublease income net of related expenses. We expect SG&A expenses to increase in the future as we enter later stages of commercialization.

In March 2001, we entered into agreements to invest $2.4 million in NovoDynamics, Inc. ("NovoDynamics"). This amount consists of $1.8 million in cash, forgiveness of a $0.2 million advance made to NonLinear Dynamics, Inc., which was to be payable to NovoTec, and investment of $0.4 million in assets formerly used by NovoTec. In accordance with these agreements, our full investment was completed in April 2001. We own shares of Series A voting preferred stock representing approximately 31% of NovoDynamics' outstanding equity. Additionally, we agreed to loan NovoDynamics up to $1.5 million if certain milestones are met. We account for losses in NovoDynamics under the equity method of accounting. Under the equity method of accounting, we are required to record losses to the extent of our capital contribution and debt incurred, if any. In the three months ended March 31, 2001, we recorded a loss of $30,000 on this investment.

  GENXON LLC ("GENXON"), is a 50/50 joint venture with Woodward Governor Company to develop the potential market for upgrading out-of-warranty turbines with new systems to improve emissions and operating performance. We account for losses in GENXON under the equity method of accounting. Under the equity method of accounting, we are required to record losses in the joint venture because we made a capital contribution in an equal amount during this period. We recognized 50% of the loss of the joint venture to the extent of our capital contribution, which resulted in a loss of $0.1 million in the three months ended March 31, 2001 and none in the three months ended March 31, 2000. Although we expect to make further capital contributions during 2001, which will result in the recognition of additional pro rata losses, neither joint venture partner is contractually required to make such capital infusions. A minimal level of investment in GENXON is expected to continue through at least the remainder of 2001.

  Our interest income consists of interest earned on cash, cash equivalents and short-term investments. Interest income increased for the three months ended March 31, 2001, compared with the same period in 2000, due to increased average cash balances in the first quarter of 2001. Interest income in 2001 is expected to be higher than in previous years as a result of higher cash balances related to $50.0 million of cash Catalytica, Inc. invested in us in December 2000, immediately before the close of the distribution of our common stock by Catalytica, Inc.

  No benefit for federal and state income tax is reported in the financial statements because of our Tax Sharing Agreement with Catalytica, Inc. In accordance with this agreement, we are not reimbursed for the tax benefit of our past losses and any net operating losses generated by us prior to our separation with Catalytica, Inc. in December 2000.

Liquidity and Capital Resources

  Prior to the spin-off transaction, Catalytica, Inc. made a $50.0 million cash investment in us. At March 31, 2001, we had cash and cash equivalents totaling approximately $53.4 million. We believe that our current cash resources are adequate to fund currently contemplated operations through at least 2002. Our cash requirements depend on numerous factors, including completion of our product development activities, our ability to successfully commercialize Xonon Cool Combustion technology, market acceptance of our products and other factors. We expect to devote substantial capital resources to further commercialize Xonon Cool Combustion technology, hire and train our production staff, develop and expand our manufacturing capacity, begin production activities and expand our research and development activities.

Other Commitments

  In December 2000, in connection with DSM's merger with Catalytica, Inc., we agreed to indemnify DSM Catalytica for all liabilities related to us and Advanced Technologies incurred prior and subsequent to our spin-off from Catalytica, Inc. Additionally, we agreed to indemnify DSM for any costs associated with the merger, which were not reduced from the merger consideration distributed to shareholders of Catalytica, Inc. in connection with the merger.

  We entered into research collaboration arrangements that may require us to make future royalty payments. These payments generally will be due once specified milestones, such as the commencement of commercial sales of a product incorporating the funded technology, are achieved. Currently, we have three such arrangements with Tanaka Kikinzoku Kogyo ("Tanaka"), Gas Research Institute ("GRI") and the California Energy Commission ("CEC").

  We have developed our catalytic combustion technology under a development agreement with Tanaka, a major Japanese precious metals company. Under this agreement, Tanaka funded a significant amount of the development effort related to this technology. In January 1995, we entered into a new agreement, for further development and commercialization of the catalytic combustion technology, which superseded the original agreement. The new agreement divides commercialization rights to the technology between the parties along market and geographic lines.

We have exclusive rights to manufacture and market catalytic combustion systems for large gas turbines (greater than 25 megawatt ("MW") power output) on a worldwide basis and for small- and medium-sized gas turbines (25 MW power output or less) in the Western Hemisphere and in Western Europe. Tanaka has reciprocal exclusive rights to manufacture and market catalytic combustors for use in automobiles on a worldwide basis and for small- and medium- sized turbines in regions outside of our area of exclusivity. In each case, the manufacturing and marketing party will pay a royalty on net sales to the other party, and an additional royalty on net sales if the sale occurs in the other party's area of exclusivity. Each party is responsible for its own development expenses, and any invention made after May 1, 1995 is the sole property of the party making the invention, while the other party has a right to obtain a royalty-bearing, nonexclusive license to use the invention in its areas of exclusivity.

  We entered into a funding arrangement with GRI to fund the next generation Xonon combustor and demonstrate its performance. We are required to make royalty payments to GRI of $243,000 per year beginning upon the sale, lease or other transfer of the twenty-fifth catalyst module for gas turbines rated greater than 1MW, for seven years, up to a maximum of $1.7 million.

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

RISKS THAT COULD AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risks Related to Our Business

We are an early stage company and your basis for evaluating us is limited

  Our activity to date has consisted of developing the Xonon Cool Combustion technology and designing products for its commercialization. We do not expect to ship our Xonon modules until at least the second half of 2001. Accordingly, there is only a limited basis upon which you can evaluate our business and prospects. Since we are an early stage company, our revenues will initially be low relative to the size of likely orders and may therefore vary significantly from quarter to quarter. You should consider the challenges, expenses and difficulties that we will face as an early stage company seeking to develop, manufacture and sell a new product.

We have incurred losses and anticipate continued operating losses

  As of March 31, 2001, we had an accumulated deficit of $63.6 million. We have not achieved profitability and expect to continue to incur net losses until we can produce sufficient revenues to cover our costs. Our current cash resources are expected to finance operations through 2002. We expect that we will need to raise additional capital before we become profitable. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

We must successfully complete further development work before Xonon-equipped gas turbines can be shipped. Delays in completing this work could result in the loss of orders, and the emergence of significant technical issues could result in termination by original equipment manufacturers ("OEMs") of certain agreements to adapt Xonon to their gas turbines

  Incorporating our technology in each gas turbine model will require adaptation work by us and the OEM, such as additional engineering work and, for some turbines, technology development. In most cases, that work has not yet been completed. For example, we have not yet completed the development of Xonon required to integrate it into the GE 7FA gas turbine. The GE 7FA gas turbine operates at a higher firing temperature than other gas turbine models for which we and GE have done more extensive adaptation work. The remaining work for the 7FA and possibly other gas turbine models may involve significant technical risks and may extend over several years. We are, however, currently performing within the timetables established for completion of these programs. We may not be successful in adapting Xonon technology to particular gas turbine models, and even if we are successful, the development work may result in delays in commercial shipment. Under the terms of our collaborative commercialization and license agreement with GE, GE may terminate the agreement at any time if it determines that there are significant technical issues which indicate that the technical objectives of the Xonon commercialization program are not achievable or cannot be achieved within the timetable established for the program.

We will incur significant costs developing our technology with OEMs. If any OEM fails to complete development for any reason, we may not be able to recover the costs incurred for the development with that OEM

  Given the long lead times for gas turbine orders, we expect that OEMs will take initial orders for Xonon-equipment turbines prior to completion of the development work, and that these initial orders will take into account the attendant risks. For example, for Enron North America's December 1999 7FA order specifying Xonon as the preferred emissions control system, GE and Enron had the right to substitute alternative emissions control technology for any of these gas turbines for any reason, including in the event the Xonon combustion system could not be developed or had not been developed in time to support Enron North America's project schedule. In April 2001, GE and Enron exercised this right and Xonon will not be included in this order. In this type of case, we would lose the revenue associated with these orders, and may not be able to recover costs of development for such a project.

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

If the initial orders for Xonon-equipped turbines do not ship, our reputation could be harmed and future sales could be adversely affected

   Although our OEM customers have received initial orders for Xonon-equipped gas turbines, we cannot ensure that these orders will ultimately be shipped. There are many reasons why these orders might not ship, including:

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

Significant price increases in key materials may reduce our gross margins and profitability

   The prices of palladium and platinum, which are used in the production of Xonon modules, can be volatile. For example, during the period from January 1, 2000 to March 31, 2001, the price of palladium ranged from $433 to $1,090 per troy ounce. During that period, the price of platinum ranged from $414 to $640 per troy ounce. If the long-term costs of these materials were to significantly increase we would, in addition to recycling materials from returned modules, attempt to reduce material usage or find substitute materials. If these efforts were not successful and if these cost increases could not be passed onto the customers of Xonon modules, then our gross margins and profitability would be reduced.

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

Any failure of gas turbines incorporating our technology could damage our reputation, reduce our revenues or otherwise harm our business

   The Xonon combustion system includes components that are located in a critical section of the gas turbine. A mechanical failure of a Xonon-equipped gas turbine may be attributed to the Xonon combustion system, even if the immediate cause is not clear. If this occurs, the reputation of the Xonon combustion system and its acceptability in the marketplace could be negatively impacted.

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

We may have difficulty managing the expansion of our operations

   We are undergoing and expect to continue to undergo growth in the number of our employees, the size of our physical plant and the scope of our operations. We must also continue to integrate the operations of Advanced Technologies, a subsidiary of Catalytica, Inc. which was combined with us prior to the spin-off. This expansion is likely to place a significant strain on our management team and other resources. Our business could be harmed if we encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by such a rapid expansion.

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

The GENXON joint venture may require additional funding or subject us to liability in connection with litigation

   Our joint venture, GENXON, has completed its prototype development but could incur additional costs. Neither joint venture partner is contractually required to make further capital infusions. If our partner decides not to make additional capital contributions, we would be faced with the possibility of having to fund the joint venture on our own or find additional sources of financing. In this event, additional financing might not be available on acceptable terms, or at all.

   On August 14, 2000, the City of Glendale filed a complaint against us, Catalytica, Inc. and GENXON Power Systems, Inc. in Los Angeles County Superior Court. The case has been transferred to the Orange County Superior Court, Case No. 00CC13002. The complaint asserts claims against all defendants for breach of contract, breach of the covenant of good faith and fair dealing, fraud and negligent misrepresentation arising out of defendants' failure to complete its performance under a Technical Services Agreement between the City of Glendale and Catalytica, Inc. providing for the retrofit of the FT4 engine with the FT4 Xonon Combustion System. The City of Glendale seeks compensatory damages in
excess of $7,500,000 and punitive damages.   On January 16, 2001, the court
granted, with leave to amend, our motion to dismiss the causes of action for fraud and negligent misrepresentation asserted in the complaint. The defendants believe they have meritorious defenses to the remaining claims asserted and intend to defend the action vigorously. While it is not possible to predict with certainty the outcome of this matter, and while we do not believe an adverse result would have a material effect on our financial position, it could be material to the results of operations and cash flows for a fiscal year. Moreover, we have agreed to indemnify Catalytica, Inc. for liabilities incurred by Catalytica, Inc. in connection with the operations of GENXON or litigation involving GENXON.

Morgan Stanley Dean Witter Capital Partners ("Morgan Stanley") owns a significant amount of our common stock and has significant influence over our business

   As of March 31, 2001, Morgan Stanley and its affiliates own approximately 32% of our outstanding common stock. Morgan Stanley also has shareholder rights, including rights to appoint directors, and registration rights. As a result, Morgan Stanley and its affiliates hold a substantial voting position in us and may be able to significantly influence our business.

Liabilities incurred by us as a result of the spin-off may have a negative effect on our financial results

   We incurred additional liabilities as a result of the spin-off. For example, when the business of Advanced Technologies was combined with ours, we became responsible for the liabilities of Advanced Technologies. Additionally, we have obligations under the separation agreements we entered into with Catalytica, Inc., Synotex and DSM. For example, we agreed to indemnify DSM Catalytica, Inc. for liabilities arising out of our business, the business of Advanced Technologies and other liabilities of DSM Catalytica, Inc. not associated with the pharmaceuticals business. We are also responsible for liabilities arising out of the distribution of our common stock by Catalytica, Inc. The nature and amount of these potential liabilities cannot be estimated. If we incur these liabilities, our financial results could be harmed.

A large number of our shares may be sold in the market, which may depress the market price of our common stock

   Sales of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to decline. JSB Asset, LLC, an affiliate of Enron, and Morgan Stanley together own approximately 43% of our outstanding shares of common stock, and we granted to JSB Asset, LLC and have agreed to grant to Morgan Stanley, the right to have their shares registered with the SEC immediately after the distribution. Neither Morgan Stanley nor JSB Asset, LLC has exercised this right, although these rights remain outstanding.

The market price of our common stock has been and is likely to be highly volatile

   Factors such as the results of research and development, the effectiveness and commercial viability of products of us or our competitors, changes in environmental regulations, announcements of technological innovations or new products by us or our competitors, fluctuations in our operating results, including changes in recommendations by financial analysts, could have a significant impact on the future price of our common stock. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons that may be unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

Provisions in our charter documents may delay or prevent our acquisition, which could decrease the value of shares of our common stock

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments in 2000 was less than one year. Due to the short term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is required.

   The Company's market risk disclosures set forth above have not changed significantly through the quarter ended March 31, 2001.

     PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

         None

   (b)   Reports on Form 8-K

    The Company filed no reports on Form 8-K during the quarter ended March 31, 2001.

    All information required by other items in Part II is omitted because the items are inapplicable, the answer is negative or substantially the same information has been previously reported by the registrant.

                        CATALYTICA ENERGY SYSTEMS, INC.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 15, 2001
                                    CATALYTICA ENERGY SYSTEMS, INC.
                                    (Registrant)


                                    By:       /s/ DENNIS RIEBE
                                       ----------------------------------
                                                  Dennis Riebe
                                             Vice President of Finance and
                                               Chief Financial Officer
                                    Signing on behalf of the registrant and as
                                    principal financial officer