Form 10-Q
period 2001-06-30
CATALYTICA ENERGY SYSTEMS INC
filed 2001-08-14
CIK 1053361

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

                                      or

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     As of August 8, 2001, there were outstanding 17,209,719 shares of the registrant's Common Stock, par value $.001, which is the only class of common stock of the registrant registered under Section 12(g) of the Securities Act of 1933.

                        CATALYTICA ENERGY SYSTEMS, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                 June 30, 2001

                                                                                                          Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

  Unaudited Statements of Operations for the three and six months ended June 30, 2001, and June 30, 2000          3

  Unaudited Balance Sheets as of June 30, 2001, and December 31, 2000                                             4

  Unaudited Statements of Cash Flows for the six months ended June 30, 2001, and June 30, 2000                    5

  Notes to Unaudited Financial Statements                                                                         6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                     9

Item 3. Quantitative and Qualitative Disclosures about Market Risk                                               19

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                       20

Item 4.  Submission of Matters to a Vote of Security Holders                                                     20

Item 6.  Exhibits and Reports on Form 8-K                                                                        21

Signatures                                                                                                       22

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     CATALYTICA ENERGY SYSTEMS, INC. (a company in the development stage)
                            STATEMENT OF OPERATIONS
               for the three and six months ended June 30, 2001
                   (In thousands, except per share amounts)
                                      and

  CATALYTICA ENERGY SYSTEMS, INC.  and CATALYTICA ADVANCED TECHNOLOGIES, INC.
                 (a combined company in the development stage)
                       COMBINED STATEMENTS OF OPERATIONS
               for the three and six months ended June 30, 2000

                                                         Three Months Ended June 30,               Six Months Ended June 30,
                                                            2001                2000                 2001                 2000
                                                         -------             -------              -------              -------
Revenues:
  Research and development contracts                     $ 2,212             $ 1,158              $ 3,658              $ 2,433

Costs and expenses:
  Research and development                                 3,514               3,103                7,608                4,244
  Selling, general and administrative                      1,939                 993                3,681                2,087
                                                         -------             -------              -------              -------
Total costs and expenses                                   5,453               4,096               11,289                6,331

Operating loss                                            (3,241)             (2,938)              (7,631)              (3,898)

Interest income, net                                         581                 288                1,370                  295
Loss on equity investments                                  (211)                 --                 (335)                  --
                                                         -------             -------              -------              -------

Net loss                                                 $(2,871)            $(2,650)             $(6,596)             $(3,603)
                                                         =======             =======              =======              =======

Basic and diluted net loss per share                     $ (0.22)            $ (5.14)             $ (0.51)             $ (7.02)
                                                         =======             =======              =======              =======

Weighted average shares used in computing
 basic and diluted net loss per share:                    12,905                 516               12,911                  513
                                                         =======             =======              =======              =======

                            See accompanying notes.

     CATALYTICA ENERGY SYSTEMS, INC. (a company in the development stage)
                                 BALANCE SHEET
                                (In thousands)

                                                                             June 30,           December 31,
                                                                                 2001                2000
                                                                             --------            --------
ASSETS
Current assets:
  Cash and cash equivalents                                                  $ 49,268            $ 54,222
  Short-term investments                                                           --               4,490
  Accounts receivable:
     Trade, net                                                                 1,854               2,190
     Joint venture                                                                272                 158
  Inventory                                                                       621                 180
  Prepaid expenses and other assets                                               283                 524
                                                                             --------            --------
     Total current assets                                                      52,298              61,764
Property and equipment:
  Leasehold improvements                                                        7,271               7,227
  Equipment                                                                     6,383               6,365
                                                                             --------            --------
                                                                               13,654              13,592
  Less accumulated depreciation and amortization                               (8,846)             (8,062)
                                                                             --------            --------
                                                                                4,808               5,530
Other assets                                                                      300                  --
Notes receivable from employees                                                   366                 478
Equity investments                                                              2,126                  --
                                                                             --------            --------
                                                                             $ 59,899            $ 67,772
                                                                             ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of debt obligations                                        $     54            $    757
  Liabilities related to spin-off from Catalytica, Inc.                         3,500               4,090
  Accounts payable                                                                505               1,364
  Accrued payroll and related expenses                                          1,894               1,305
  Other accrued liabilities                                                     2,329               2,697
                                                                             --------            --------
     Total current liabilities                                                  8,282              10,213

Capital lease obligations                                                          94                  89
                                                                             --------            --------
     Total liabilities                                                          8,376              10,302

Stockholders' equity:
  Common stock                                                                     13                  13
  Additional paid-in capital                                                  118,225             117,605
  Deferred compensation                                                          (233)               (263)
  Retained deficit                                                            (66,482)            (59,885)
                                                                             --------            --------
     Total stockholders' equity                                                51,523              57,470
                                                                             --------            --------
                                                                             $ 59,899            $ 67,772
                                                                             ========            ========

                            See accompanying notes.

     CATALYTICA ENERGY SYSTEMS, INC. (a company in the development stage)
                            STATEMENT OF CASH FLOWS
                    for the six months ended June 30, 2001
                                (In thousands)
                                      and

  CATALYTICA ENERGY SYSTEMS, INC. and CATALYTICA ADVANCED TECHNOLOGIES, INC.
                 (a combined company in the development stage)
                       COMBINED STATEMENTS OF CASH FLOWS
                    for the six months ended June 30, 2000

                                                                                                          Six Months Ended June 30,
                                                                                                            2001            2000
                                                                                                           -------         -------
Cash flows from operating activities:
 Net loss                                                                                                  $(6,596)        $(3,603)
 Adjustments to reconcile net income to net cash provided by (used in) operating activity:
  Depreciation and amortization                                                                                806             260
   Forgiveness of note receivable to former officer                                                            100              --
   Provision for uncollectable accounts                                                                       (200)             --
  Losses in equity investments                                                                                 335              --
   Stock based compensation                                                                                    157              47
  Changes in:
     Accounts and notes receivable                                                                             206          (1,226)
     Inventory                                                                                                (440)            (54)
     Prepaid expenses, and other current assets                                                                241               5
     Accounts payable                                                                                         (859)             --
     Deferred revenue                                                                                          (17)            722
     Other accrued liabilities                                                                                (352)           (759)
                                                                                                           -------         -------
        Net cash used in operating activities                                                               (6,619)         (4,608)
Cash flows from investing activities:
 Purchases of investments                                                                                   (3,000)         (6,500)
 Maturities of investments                                                                                   7,500           6,500
 Other assets                                                                                                 (300)
 Equity investments                                                                                         (1,894)             --
 Disposition of property and equipment, net                                                                      8
 Acquisition of property and equipment                                                                        (442)           (211)
                                                                                                           -------         -------
        Net cash used in investing activities                                                                1,872            (211)
Cash flows from financing activities:
 Payment on employee note receivable                                                                            --             160
 Net payments on capital lease obligations                                                                     (97)             --
 Advances from Catalytica, Inc.                                                                                 --           6,023
 Payments to Catalytica, Inc.                                                                                 (602)         (4,516)
 Proceeds from stock options                                                                                   492               5
                                                                                                           -------         -------
        Net cash provided by financing activities                                                             (207)          1,672
                                                                                                           -------         -------
 Net decrease in cash and cash equivalents                                                                  (4,954)         (3,147)
 Cash and cash equivalents at beginning of period                                                           54,222          10,562
                                                                                                           -------         -------
 Cash and cash equivalents at end of period                                                                $49,268         $ 7,415
                                                                                                           =======         =======

Additional disclosure of cash flow information:
 Forgiveness of notes receivable to employees                                                              $    28         $    42
                                                                                                           =======         =======
 Deferred compensation for issuance and revaluation of stock options to non-employees                      $    75         $   175
                                                                                                           =======         =======

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

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Catalytica Energy Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2000.

2. Earnings (loss) per share

     Earnings (loss) per share is presented in accordance with FAS No. 128, "Earnings Per Share" ("EPS"). The inclusion of potentially dilutive securities of 814,624 and 799,108, for the three months ended June 30, 2000 and June 30, 2001, respectively, and 851,713 and 838,923, for the six months ended June 30, 2000 and June 30, 2001, respectively, are antidilutive, and therefore are excluded from the computation of diluted loss per share.

(in thousands, except per share amounts):
                                                   Three months ended June 30,            Six months ended June 30,
                                                   ---------------------------           ---------------------------
                                                     2000               2001               2000               2001
                                                   --------           --------           --------           --------
 Numerator for basic and diluted loss
  per share
                                                   $(2,650)           $(2,871)           $(3,603)           $(6,596)
                                                   -------            -------            -------            -------

  Denominator for basic and diluted
   loss per share - weighted-average
   shares outstanding
                                                       516             12,905                513             12,911
                                                   -------            -------            -------            -------

 Basic and diluted loss per share
                                                   $ (5.14)           $ (0.22)           $ (7.02)           $ (0.51)
                                                   =======            =======            =======            =======



3. Segment Disclosures

     Catalytica Energy operates as one business segment. Consequently, segment disclosure for the three and six months ended June 30, 2001 is not provided. Prior to December 31, 2000, Catalytica Energy operated primarily in two businesses: Catalytica Energy, which is in the business of developing and commercializing Xonon technology and Advanced Technologies, which conducted in-house and contract research and development. The Company determined these reportable operating segments based upon how the businesses were managed and operated. As such, the following table discloses their revenues and operating income for the above named operating segments for the three and six months ended June 30, 2000, as well as identifiable assets as of December 31, 2000.

                                 Three months ended    Six months ended
                                            June 30, 2000
                                 --------------------------------------
Revenues
 Catalytica Energy......             $    528            $  1,408
 Advanced Technologies..                  630               1,025
                                     --------            --------
  Total revenues........             $  1,158            $  2,433
                                     ========            ========

                                 Three months ended    Six months ended
                                            June 30, 2000
                                 ---------------------------------------
Operating loss
 Catalytica Energy......             $ (2,581)           $ (3,008)
 Advanced Technologies..                 (357)               (890)
                                     --------            --------
  Total operating loss..             $ (2,938)           $ (3,898)
                                     ========            ========

                                 December 31, 2000
                                 -----------------

Identifiable assets
 Catalytica Energy......             $ 66,748
 Advanced Technologies..                1,024
                                     --------
  Total assets..........             $ 67,772
                                     ========

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

5.  Contingencies

  On August 14, 2000, the City of Glendale filed a complaint against Catalytica Energy, Catalytica, Inc. and GENXON Power Systems, Inc. in Los Angeles County Superior Court. The first amended complaint asserts claims against all defendants for breach of contract, breach of the covenant of good faith and fair dealing, fraud and negligent misrepresentation arising out of defendants' failure to complete its performance under a technical services agreement between the City of Glendale and Catalytica, Inc. providing for the retrofit of an engine The defendants believe they have meritorious defenses to the remaining claims asserted and intend to defend the action vigorously. While it is not possible to predict with certainty the outcome of this matter, and while Catalytica Energy does not believe an adverse result would have a material effect on its financial position, it could be material to the results of operations and cash flows for a fiscal year. Catalytica Energy has agreed to indemnify Catalytica, Inc. for any costs associated with this matter.

     On July 16, 2001, AGC Manufacturing Services, Inc. and AGC Project Development, Inc., collectively referred to as "AGC", filed a demand for arbitration with the American Arbitration Association against Catalytica, Inc. and Catalytica Energy. The arbitration demand asserts claims for breach of contract, fraud, conversion/unjust enrichment, restitution, determination of commercial arrangement terms, and an accounting. These claims arise out of a dispute concerning the interpretation of the Collaboration Agreement, dated November 2, 1993 between AES Project Development, Inc. and Catalytica, Inc., as amended through Amendment 3, dated October 12, 1995. AGC seeks compensatory damages in excess of $5,000,000, punitive damages and declaratory relief establishing ownership in certain Catalytica technology. Catalytica Energy believes it has meritorious defenses to the claims asserted and intends to vigorously defend this action. Catalytica Energy has agreed to indemnify Catalytica, Inc. for any costs associated with this matter.

6.  Subsequent Event

     In August 2001 Catalytica Energy registered 5,000,000 shares of its common stock in a follow-on public offering, 4,250,000 of which were sold by the Company and 750,000 of which were sold by a selling stockholder, at a price to the public of $12.18 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities and Exchange Act of 1934 (the "Exchange Act"), which involve risks and uncertainties including but not limited to those statements containing the words "believes," "anticipates," "estimates," "expects", and words of similar import, regarding our strategy, financial performance and revenue sources. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under "Risks That Could Affect Our Financial Condition and Results of Operations" and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements to reflect new information, events or circumstances after the date of this release or to reflect the incurrence of unanticipated events.

     Catalytica Energy Systems, Inc. ("Catalytica Energy " or "we") designs and develops advanced products for more effective energy production. Our first product, the Xonon Cool Combustion system, prevents the formation of air pollutants in stationary gas turbines that are used primarily for electric power generation. Our Xonon system is the only commercially available pollution prevention technology proven to achieve ultra-low emissions during combustion.

     In December 2000, we and Catalytica Advanced Technologies, Inc.
("Advanced Technologies"), were combined, and all of the shares of the combined company were distributed on a pro rata basis by Catalytica, Inc. to its stockholders.

     In July 2000, we formed Catalytica NovoTec Inc. ("NovoTec"), to develop improved catalytic processes employing proprietary high speed testing and computer learning technologies. In January 2001, all operations in NovoTec were ceased.

     In March 2001, we entered into agreements to invest $2.4 million in NovoDynamics, Inc. ("NovoDynamics"), which develops improved catalytic processes employing proprietary high speed testing and computer learning technologies. This amount consists of $1.8 million in cash, forgiveness of a $0.2 million advance made to NonLinear Dynamics, Inc., which was to be payable to NovoTec, and investment of $0.4 million in assets formerly used by NovoTec. In accordance with these agreements, our full investment was completed in April 2001. We own shares of Series A voting preferred stock representing approximately 31% of NovoDynamics' outstanding equity. Additionally, we agreed to loan NovoDynamics up to $1.5 million if certain milestones are met.

     Our costs to date have primarily consisted of expenses to support Xonon development. We expect to significantly increase our research and development expenses to further commercialize Xonon. Costs associated with Advanced Technologies prior to December 15, 2000 primarily consisted of expenses to support contracted research.

     All of our revenue to date has consisted of research and development revenues that are derived from cost reimbursement contracts with gas turbine manufacturers, government agencies and research institutions, as well as contracted and collaborative research. Reimbursement contracts provide for partial recovery of our direct and indirect costs. The timing of these reimbursements varies from year to year, and from contract to contract, based on the terms agreed upon by us and the funding party.

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

     We shipped our first commercial products in July 2001. Our sales will require royalty payments to others.

Results of Operations

     Revenue. Revenue for the three and six months ended June 30, 2001, increased by 91.0% and 50.3%, respectively, when compared with the revenues in the same periods in 2000. The increase was principally due to securing additional cost reimbursement funding by government programs and gas turbine manufacturers related to the development of Xonon technology.

     Research and Development ("R&D"). R&D expense includes compensation and benefits for engineering staff, expenses for contract engineers, materials to build prototype units, fees paid to outside suppliers for subcontracted components and services, supplies used and facility-related costs. We expense all R&D costs as incurred.

     R&D expenses increased 13.2% and 79.3% for the three and six months ended June 30, 2001, respectively, as compared with R&D expenses in the same periods in 2000. For the three months ended June 30, 2001, the increase was primarily due to $0.4 million of additional R&D spending corresponding to additional cost reimbursement from gas turbine manufacturers. For the six months ended June 30, 2001, R&D expenses increased $3.4 million of which $1.1 million was related to increased R&D staffing, $0.8 million of costs incurred to accelerate the development of Xonon technology, and $0.3 million related to the production of four development units for shipment in 2001. Additionally, in the first quarter of 2000, we entered into an agreement with Enron Corporation ("Enron") to reimburse us for advances made by us to Enron totaling approximately $1.1 million. In December 1999, we agreed to advance cash to Enron in order to accelerate the development of Xonon Cool Combustion applications for gas turbines. In exchange, Enron obligated itself to repay any advances at the end of nine months in either cash or "turbine credits." Under the arrangement, if certain conditions were met, Enron could gain the unilateral right to select whether it would repay our advances with cash or settle them through turbine credits. The turbine credits entitle the holder to a dollar-for-dollar credit on the purchase of certain turbines that specify the use of our Xonon system. Because Enron could gain the right to use the turbine credits to settle the advances and because we were unable to reasonably estimate the amount we would ultimately realize if Enron used turbine credits to settle the advances, we recorded a $1.2 million provision, which was equal to the amount advanced by us to Enron at December 31, 1999. In March 2000, the agreement was amended and Enron reimbursed us for approximately $1.1 million of the previous advance. Accordingly, that amount was recorded in the first quarter of 2000 as a reduction of related R&D expense. R&D expenses are expected to grow in the future as we continue to invest in our R&D capabilities.

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

     SG&A expenses increased 95.3% and 76.4% for the three and six months ended June 30, 2001, respectively, compared with the same periods in 2000. For the three months ended June 30, 2001, the increase was due to $1.0 million of additional marketing, finance and administration costs related to the commercialization of Xonon and operations as a new stand alone company. For the six months ended June 30, 2001, the increase was primarily due to $0.3 million in severance costs associated with the resignation of an officer in the first quarter of 2001, $0.2 million associated with the discontinuation of NovoTec's operations, and $1.1 million of increased marketing, finance and administration costs related to the commercialization of Xonon and operations as a new stand alone company. We expect SG&A expenses to increase in the future as we enter later stages of commercialization.

     In March 2001, we entered into agreements to invest $2.4 million in NovoDynamics. This amount consisted of $1.8 million in cash, forgiveness of a $0.2 million advance made to NonLinear Dynamics, which was to be payable to NovoTec, and investment of $0.4 million in assets formerly used by NovoTec. In accordance with these agreements, our full investment was completed in April 2001. We own shares of Series A voting preferred stock representing approximately 31% of NovoDynamics' outstanding equity. Additionally, we agreed to loan NovoDynamics up to $1.5 million if certain milestones are met. We account for losses in NovoDynamics under the equity method of accounting. Under the equity method of accounting, we are required to record losses to the extent of our capital contribution and debt incurred, if any. For the three and six months ended June 30, 2001, we recorded losses of $0.2 million on this investment.

     GENXON LLC ("GENXON"), is a 50/50 joint venture with Woodward Governor Company to develop the potential market for upgrading out-of-warranty turbines with new systems to improve emissions and operating performance. We account for losses in GENXON under the equity method of accounting. Under the equity method of accounting, we are required to record losses in the joint venture because we made a capital contribution in an equal amount during this period. We recognized 50% of the loss of the joint venture to the extent of our capital contribution, which resulted in a loss of $0.1 million in the three and six months ended June 30, 2001, and none in the three and six months ended June 30, 2000. Although we expect to make further capital contributions during 2001, which will result in the recognition of additional pro rata losses, neither joint venture partner is contractually required to make such capital infusions. A minimal level of investment in GENXON is expected to continue through at least the remainder of 2001.

     Our interest income consists of interest earned on cash, cash equivalents and short-term investments. Interest income increased for the three and six months ended June 30, 2001, compared with the same periods in 2000, due to increased average cash balances in 2001. Interest income in 2001 is expected to be higher than in previous years as a result of higher cash balances related to $50.0 million of cash Catalytica, Inc. invested in us in December 2000, immediately before the close of the distribution of our common stock by Catalytica, Inc and the approximately $47.6 million of proceeds from our follow-on offering completed in August 2001.

Liquidity and Capital Resources

     Prior to our spin-off, Catalytica, Inc. made a $50.0 million cash investment in us. At June 30, 2001, we had cash and cash equivalents totaling approximately $49.3 million. Based on our current plans, we believe that our current cash resources and the proceeds of approximately $47.6 million we received from our recent follow-on offering will be adequate to fund our operations through our cash break-even point. The preceding sentence contains a forward-looking statement regarding our expectations about our ability to reach cash break-even operations. Our cash requirements, and therefore, our ability to reach cash break-even, depend on numerous factors, including completion of our product development activities, our ability to successfully commercialize Xonon Cool Combustion technology, market acceptance of our products and other factors. We expect to devote substantial capital resources to further commercialize Xonon Cool Combustion technology, hire and train our production staff, develop and expand our manufacturing capacity, begin production activities and expand our research and development activities. We intend to incur approximately $10.0 million of expenditures in the next 24 months in connection with establishing a new facility for manufacturing operations. We face substantial uncertainties with our business operations and may not be able to achieve the cash flows that we currently predict. We cannot assure you that our current cash resources together with the proceeds we received from our recent follow-on offering will be sufficient to enable us to reach our cash break-even point.

Other Commitments

     In December 2000, in connection with DSM's merger with Catalytica, Inc., we agreed to indemnify DSM Catalytica for all liabilities related to us and Advanced Technologies incurred prior and subsequent to our spin-off from Catalytica, Inc. Additionally, we agreed to indemnify DSM Catalytica for any costs associated with the merger, which were not reduced from the merger consideration distributed to stockholders of Catalytica, Inc. in connection with the merger.

     We entered into research collaboration arrangements that may require us to make future royalty payments. These payments generally will be due once specified milestones, such as the commencement of commercial sales of a product incorporating the funded technology, are achieved. Currently, we have three such arrangements, with Tanaka Kikinzoku Kogyo, Gas Research Institute and the California Energy Commission. These royalty payments would range from 1.5% to 7.5% of product sales during the period covered by the applicable royalty agreement.

     We have developed our catalytic combustion technology under a development agreement with Tanaka, a major Japanese precious metals company. Under this agreement, Tanaka funded a significant amount of the development effort related to this technology. In January 1995, we entered into a new agreement for further development and commercialization of the catalytic combustion technology, which superseded the original agreement. The new agreement divides commercialization rights to the technology between the parties along market and geographic lines. We have exclusive rights to manufacture and market catalytic combustion systems for large gas turbines (greater than 25 MW power output) on a worldwide basis and for small- and medium-sized gas turbines (25 MW power output or less) in the Western Hemisphere and in Western Europe. Tanaka has reciprocal rights to manufacture and market catalytic combustors for use in automobiles on a worldwide basis and for small- and medium-sized turbines in regions outside of our area of exclusivity. In each case, the manufacturing and marketing party will pay a royalty on net sales to the other party, and an additional royalty on net sales if the sale occurs in the other party's area of exclusivity. Each party is responsible for its own development expenses, and any invention made after May 1, 1995 is the sole property of the party making the invention, while the other party has a right to obtain a royalty-bearing, nonexclusive license to use the invention in its areas of exclusivity.

     We entered into a funding arrangement with the Gas Research Institute, or GRI, to fund the next generation Xonon combustor and demonstrate its performance. We are required to make royalty payments to GRI of $243,000 per year beginning upon the sale, lease or other transfer of the twenty-fifth catalyst module for gas turbines rated greater than 1 MW, for seven years, up to a maximum of $1.7 million.

     We entered into a funding arrangement with the California Energy Commission, or CEC, in which they agreed to fund a portion of our Xonon-engine test and demonstration facility located in Santa Clara, California. Under this agreement, we are required to pay a royalty of 1.5% of the sales price on the sale of each product or right related to this project for fifteen years. We have the right to choose an early buyout option for an amount equal to $2.6 million, without a pre-payment penalty, provided the payment occurs within two years from the date at which royalties are first due to the CEC.

     We have never paid cash dividends on our common stock or any other securities. We anticipate that we will retain any future earnings for use in the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

Impact of Inflation and Foreign Currency Fluctuation

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

  In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"). SFAS 141 establishes new standards for accounting and reporting for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. We expect to adopt this statement during the first quarter of fiscal 2002 and we do not believe that SFAS 141 will have a material effect on our operating results or financial position.

  In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 establishes new standards for goodwill, including the elimination of goodwill amortization to be replaced with methods of periodically evaluating goodwill for impairment. We expect to adopt this statement during the first quarter of fiscal 2002, and we do not believe that SFAS 142 will have a material affect on our operating results or financial position.

RISKS THAT COULD AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risks Related to Our Business

We are an early stage company and your basis for evaluating us is limited.

  Our activity to date has consisted of developing the Xonon Cool Combustion technology and designing products for its commercialization. We shipped our first commercial Xonon modules in July 2001. Accordingly, there is only a limited basis upon which you can evaluate our business and prospects. Since we are an early stage company, our revenues will initially be low relative to the size of likely orders and may therefore vary significantly from quarter to quarter. You should consider the challenges, expenses and difficulties that we will face as an early stage company seeking to develop, manufacture and sell a new product.

We have incurred losses and anticipate continued operating losses.

  As of June 30, 2001, we had an accumulated deficit of $66.5 million. We have not achieved profitability and expect to continue to incur net losses for the next several years. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

We must successfully complete further development and adaptation work before Xonon-equipped gas turbines can be shipped.

  Incorporating our technology in each gas turbine model requires adaptation work by us and the original equipment manufacturer ("OEM"), such as additional engineering work and, for some turbines, technology development. Except for the Kawasaki 1.4 MW gas turbine, that work has not yet been completed. We may not be successful in adapting Xonon technology to particular gas turbine models, and even if we are successful, the development work may result in delays in commercial shipment. Delays in completing this work could result in the loss of orders, and the emergence of significant technical issues could result in termination by OEMs of certain agreements to adapt Xonon to their gas turbines.

We are heavily dependent on our relationships with OEMs and their commitment to adopt and market Xonon technology on their gas turbines.

  Aside from revenues earned under research and development contracts, substantially all of our revenue for the foreseeable future will be derived from sales of Xonon modules to manufacturers of gas turbines for use in their new and installed turbines. We have ongoing programs with several OEMs, which are in various stages of incorporating our Xonon technology into, or evaluating our Xonon technology for incorporation into, their gas turbine product lines. These and future OEMs may decide not to continue the development and commercialization of Xonon combustion systems for their gas turbines.

  Our agreements with OEMs generally provide the OEM with the right to be the sole market channel for distribution of Xonon combustion systems in that OEM's gas turbines. Our OEM agreements generally provide that either party can terminate the agreement if technical issues arise that cannot be resolved. A decision by an OEM to discontinue the commercialization of Xonon combustion systems in its product line could significantly limit our access to the market for that OEM's turbines.

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

If the initial orders for Xonon-equipped turbines do not ship, we would lose the revenues associated with these orders and our reputation could be adversely affected. In addition, we would have lost the opportunity to pursue development for other sales.

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

     For example, in December 1999, GE accepted an order from Enron specifying Xonon as the preferred emissions control system for three GE 7FA gas turbines intended for the Pastoria project in central California. Concurrent with this order, GE agreed to use commercially reasonable efforts to complete development, design and testing of the Xonon Cool Combustion system for GE 7FA turbines. As part of this order, Enron and GE had the right to substitute alternative emissions controls for any reason. In the spring of 2001, we and GE decided that the delivery date of January 2003 selected for these turbines was too early to ensure that this Xonon system could be ready to meet the strict commercial warranties required under this contract, and GE exercised the option to substitute alternative emissions control technology.

     If the initial announced orders for Xonon-equipped turbines do not ultimately ship, we would lose the revenues associated with these orders, and, depending on the stated reasons for cancellation and market perceptions of the cancellation, our reputation could be adversely affected. In addition, we would have lost the opportunity to pursue development for other sales.

We will incur significant costs developing our technology with OEMs. If any OEM does not complete development for any reason, we may not be able to recover costs incurred for the development with that OEM.

     We incur significant costs in developing our technology with OEMs. We recover a substantial portion of these costs through contractual reimbursement with the OEMs. However, we bear some of the development costs ourselves. If OEMs do not complete development work for any reason, we will not be able to recover our share of development costs through product sales.

Xonon-equipped gas turbines may never attain market acceptance.

     Xonon-equipped gas turbines represent an emerging market. If Xonon Cool Combustion technology does not attain market acceptance, end-users may not want to purchase turbines equipped with Xonon modules. If a significant commercial market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses incurred to develop our product and may be unable to achieve profitability. The development of a commercial market for our systems may be impacted by factors that are not within our control, including:

 .  The cost competitiveness of the Xonon combustion system;

 .  A significant drop in demand for new gas turbines;

 .  The future costs of natural gas and other fuels;

 .  Changing regulatory requirements;

 .  The emergence of alternative technologies and products; and

 .  Changes in federal, state or local environmental regulations.

We may have difficulty managing the expansion of our operations.

     We are undergoing and expect to continue to undergo growth in the number of our employees, the size of our physical plant and the scope of our operations. Expanding our manufacturing operations at our new commercial facility in Arizona will require significant management attention. This expansion is likely to place a significant strain on our management team and other resources. Our business could be harmed if we encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by such a rapid expansion.

We have not yet developed Xonon systems for dual fuel turbines, which may account for a portion of our market.

     We believe that a portion of new electric generation projects may require turbines powered by natural gas and an alternative liquid fuel. These turbines are known as "dual fuel". We do not know what portion of the market dual fuel turbines may represent in the future. Xonon is in the development stage for use in dual fuel turbines, and we have not undertaken the adaptation work for any particular turbine models. The necessary adaptation work for specific turbine models may delay availability, or even be unsuccessful, which could adversely affect our sales.

We have limited experience manufacturing Xonon modules on a commercial basis.

     To date, we have focused primarily on research and development and have limited experience manufacturing Xonon modules on a commercial basis. We have constructed a 3,000 square foot manufacturing facility, and we are continuing to develop our manufacturing processes including establishing a new facility in the Phoenix metropolitan area. We may not be able to develop efficient, low-cost manufacturing capability and processes that will enable us to meet the quality, price, engineering, design and production standards or production volumes required to manufacture Xonon modules on a commercial scale. We may also encounter difficulty purchasing components and materials, particularly those with long lead times. Even if we are successful in developing our manufacturing capability and processes, we do not know whether we will do so in time to meet our product commercialization schedule or to satisfy the requirements of our customers.

We are dependent on third party suppliers for the development and supply of key components for our products.

     We have recently entered into commercial arrangements with suppliers of the key components of our systems. We do not know, however, when or whether we will secure arrangements with suppliers of other required materials and components for our Xonon modules, or whether these arrangements will be on terms that will allow us to achieve our objectives. If we fail to obtain suppliers of all the required materials and components for our systems, our business could be harmed. A supplier's failure to supply materials or components in a timely manner, or to supply materials or components that meet our quality, quantity or cost requirements, or our inability to obtain substitute sources of these materials and components on a timely basis or on terms acceptable to us, could harm our ability to manufacture our Xonon modules. Two of our components are provided by a single supplier and are not currently available from any other supplier. Additionally, some of our suppliers use proprietary processes to manufacture components. Although alternative suppliers are available, a switch in suppliers could be costly and could take up to one year to accomplish.

Significant price increases in key materials may reduce our gross margins and profitability.

  The prices of palladium and platinum, which are used in the production of Xonon modules, can be volatile. For example, during the period from January 1, 2000 to March 31, 2001, the price of palladium ranged from $433 to $1,090 per troy ounce. During that period, the price of platinum ranged from $414 to $640 per troy ounce. If the long-term costs of these materials were to significantly increase we would, in addition to recycling materials from returned modules, attempt to reduce material usage or find substitute materials. If these efforts are not successful and if these cost increases cannot be passed onto the customers of Xonon modules, then our gross margins and profitability will be reduced.

Our success depends on the continued demand for gas turbines.

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

Competition from alternative technologies may adversely affect our profitability.

  The market for emissions reduction technologies is intensely competitive. There are alternative technologies which, when used in combination, could reduce gas turbine emissions to levels comparable to or lower than Xonon- equipped gas turbines. These technologies include lean pre-mix combustion systems, which are used in conjunction with gas turbine exhaust cleanup systems such as selective catalytic reduction. Lean pre-mix systems are offered by several gas turbine OEMs, each of whom may prefer to use technology internally developed rather than our technology. There are also a number of companies, universities, research institutions and governments engaged in the development of emissions reduction technologies that could compete with the Xonon technology.

Xonon combustion systems will be deployed in complex and varied operating environments, and they may have limitations or defects that we find only after full deployment.

  Gas turbines equipped with Xonon combustion systems are expected to be subjected to a variety of operating conditions and to be deployed in a number of extremely demanding environments. For example, gas turbines will be deployed in a wide range of temperature conditions, in the presence of atmospheric or other contaminants, under a wide range of operating requirements and with varying maintenance practices. As a result, technical limitations may only become apparent in the field after many Xonon-equipped gas turbines have been deployed. These limitations could require correction, and the corrections could be expensive. In addition, the need to develop and implement these corrections could temporarily delay the sale of new Xonon-equipped gas turbines.

Any failure of gas turbines incorporating our technology could damage our reputation, reduce our revenues or otherwise harm our business.

  The Xonon combustion system includes components that are located in a critical section of the gas turbine. A mechanical failure of a Xonon-equipped gas turbine may be attributed to the Xonon combustion system, even if the immediate cause is not clear. If this occurs, the reputation of the Xonon combustion system and its acceptability in the marketplace could be negatively impacted.

We may be unable to raise additional capital to complete our product development and commercialization plans.

  Our product development and commercialization schedule could be delayed if we are unable to fund our research and development activities or the continuing development of our manufacturing capabilities. Based on current plans, we expect that our current cash resources together with the proceeds we received from our recent follow-on public offering will be sufficient to fund our operations through our anticipated cash break-even point. The preceding sentence contains a forward-looking statement regarding our expectations about our ability to reach cash break-even operations. Despite our current expectations, we may need to raise additional funds to achieve full commercialization of the Xonon combustion systems and other potential products in the event our current plans prove insufficient. We do not know whether we will be able to secure such additional funding on terms acceptable to us to pursue our commercialization plans. We face substantial uncertainties with our business operations and may not be able to achieve the cash flows that we currently predict. Thus, we cannot assure you that our current cash resources together with the proceeds we received from our recent follow-on public offering will be sufficient to enable us to reach our cash break-even point.

If we are unable to protect our intellectual property, others may duplicate our technology.

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

  Further, our competitors may independently develop or patent technologies or processes that are substantially equivalent or superior to ours. If we are found to be infringing on third party patents, we may be unable to obtain licenses to use those patents on acceptable terms, or at all. Failure to obtain needed licenses could delay or prevent the development, manufacture or sale of our systems.

  We rely, in part, on contractual provisions to protect our trade secrets and proprietary knowledge. These agreements may be breached, and we may not have adequate remedies for any breach. Our trade secrets may also be known without breach of such agreements or may be independently developed by competitors.

  If we are unable to attract or retain key personnel, our ability to adapt our technology to gas turbines, to continue to develop our technology, to effectively market our product and to manage our business could be harmed.

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

The GENXON joint venture may require additional funding or subject us to liability in connection with litigation.

  Our joint venture, GENXON, has completed its prototype development but could incur additional costs. Neither joint venture partner is contractually required to make further capital contributions. If our partner decides not to make additional capital contributions, we would be faced with the possibility of having to fund the joint venture on our own.

  On August 14, 2000, the City of Glendale, California filed a complaint against Catalytica, Inc., Catalytica Combustion Systems, Inc. and GENXON. The first amended complaint asserts claims against all defendants for breach of contract, breach of the covenant of good faith and fair dealing, fraud and negligent misrepresentation arising out of defendants' alleged failure to complete performance under a technical services agreement between the City of Glendale and Catalytica, Inc. providing for the retrofit of an engine owned by the city. The City of Glendale seeks compensatory damages in excess of $7,500,000 and punitive damages. We believe that we have meritorious defenses to the claims asserted and intend to defend the action vigorously. While it is not possible to predict with certainty the outcome of this matter, and while we do not believe an adverse result would have a material effect on our financial position, it could be material to the results of operations and cash flows for a fiscal year. We have agreed to indemnify DSM Catalytica, Inc., the successor corporation to Catalytica, Inc., for any costs associated with this matter.

Liabilities incurred by us as a result of our spin-off may have a negative effect on our financial results.

  We incurred additional liabilities as a result of our spin-off from Catalytica, Inc. For example, when the business of Advanced Technologies was combined with ours, we became responsible for the liabilities of Advanced Technologies. Additionally, we have obligations under the separation agreements we entered into with Catalytica, Inc., Synotex and DSM. For example, we agreed to indemnify DSM Catalytica, Inc., the successor corporation to Catalytica, Inc., for liabilities arising out of our business, the business of Advanced Technologies and other liabilities of DSM Catalytica, Inc. not associated with the pharmaceuticals business it purchased from Catalytica, Inc.

  We are also responsible for specified liabilities arising out of the distribution of our common stock by Catalytica, Inc. The nature and amount of these potential liabilities cannot be estimated. If these additional liabilities materialize, our financial results could be harmed.

Provisions in our charter documents may delay or prevent our acquisition, which could decrease the value of shares of our common stock.

  Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. These provisions include a classified board of directors. In addition, our board of directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Although we believe these provisions provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some stockholders.

Subsequent to our follow-on public offering, a large number of shares of our common stock will become available for sale in the future, which may adversely affect the market price of our common stock.

  The market price of our common stock could decline as a result of sales of a large number of shares in the market after our follow-on public offering or the perception that these sales could occur. These factors also could make it more difficult for us to raise funds through future offerings of our common stock. Funds managed by Morgan Stanley Capital Partners III, Inc., or "Morgan Stanley Private Equity", currently own approximately 19.7% of our outstanding shares of common stock. The Morgan Stanley Private Equity funds have the right to have their remaining shares registered under the Securities Act.

  There are 17,209,719 shares of common stock outstanding, all of which is freely transferable without restriction or further registration under the Securities Act, except for any shares held or purchased by our affiliates, sales of which will be limited by Rule 144 under the Securities Act. The holders of approximately 5,014,828 shares of common stock have entered into agreements not to sell those securities for 90 days after the date of the prospectus without the prior written consent of Goldman, Sachs & Co. Goldman, Sachs & Co. may, however, in its sole discretion, release all or any portion of the securities subject to those lock-up agreements.

  The holders of approximately 4,729,637 shares of common stock have registration rights. If those registration rights are exercised, shares covered by a registration statement can be sold in the public market. Additionally, shares issued upon exercise of stock options to persons other than affiliates will be eligible for resale in the public market without restriction, which could adversely affect our stock price. Sales by affiliates could also occur, subject to limitations, under Rule 144 of the Securities Act.

The market price of our common stock is highly volatile and may decline.

  The market price of our common stock is highly volatile. Factors that could cause fluctuation in our stock price may include, among other things:

 .  actual or anticipated variations in quarterly operating results;

 .  announcements or cancellations of orders;

 .  changes in financial estimates by securities analysts;

 .  conditions or trends in our industry;

 .  changes in the market valuations of other companies in our industry;

 . the effectiveness and commercial viability of products offered by us or our competitors;

 .  the results of our research and development;

 . announcements by us or our competitors of technological innovations, new products, significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives;

 .  changes in environmental regulations;

 .  additions or departures of key personnel; and

 .  sales of our common stock.

     Many of these factors are beyond our control. These factors may cause the market price of our common stock to decline, regardless of our operating performance. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons that may be unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

Because a small number of stockholders own a significant percentage of our common stock, they may control all major corporate decisions, and our other stockholders may not be able to influence these corporate decisions.

     As of August, 13, 2001, our executive officers, directors and greater than 5% stockholders controlled approximately 33.6% of our outstanding common stock. If these parties act together, they can significantly influence the election of directors and the approval of actions requiring the approval of a majority of our stockholders. The interests of our management or these investors could conflict with the interests of our other stockholders.

  Based on shares outstanding as of August 13, 2001, the funds managed by Morgan Stanley Private Equity and their affiliates own approximately 19.7% of our outstanding common stock. The Morgan Stanley Private Equity funds also have stockholder rights, including rights to appoint directors and registration rights. As a result, Morgan Stanley Private Equity and its affiliates hold a substantial voting position in us and may be able to significantly influence our business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments in 2000 and 2001 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is required.

     The Company's market risk disclosures set forth above have not changed significantly through the quarter ended June 30, 2001.

    PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

  On August 14, 2000, the City of Glendale, California filed a complaint against Catalytica, Inc., Catalytica Combustion Systems, Inc., and GENXON Power Systems, LLC in Los Angeles County Superior Court. The first amended complaint asserts claims against all defendants for breach of contract, breach of the covenant of good faith and fair dealing, fraud and negligent misrepresentation arising out of defendants' alleged failure to complete performance under a technical services agreement between the City of Glendale and Catalytica, Inc. providing for the retrofit of an engine owned by the city. The City of Glendale seeks compensatory damages in excess of $7,500,000 and punitive damages. We believe we have meritorious defenses to the claims asserted and intend to defend the action vigorously. While it is not possible to predict with certainty the outcome of this matter, and while we do not believe an adverse result would have a material effect on our financial position, it could be material to the results of operations and cash flows for a fiscal year. We have agreed to indemnify Catalytica, Inc. for any costs associated with this matter.

  On July 16, 2001, AGC Manufacturing Services, Inc. and AGC Project Development, Inc., collectively referred to as "AGC", filed a demand for arbitration with the American Arbitration Association against Catalytica, Inc. and us. The arbitration demand asserts claims for breach of contract, fraud, conversion/unjust enrichment, restitution, determination of commercial arrangement terms, and an accounting. These claims arise out of a dispute concerning the interpretation of the Collaboration Agreement, dated November 2, 1993 between AES Project Development, Inc. and Catalytica, Inc., as amended through Amendment 3, dated October 12, 1995. AGC seeks compensatory damages in excess of $5,000,000, punitive damages and declaratory relief establishing ownership in certain Catalytica technology. We believe that we have meritorious defenses to the claims asserted and we intend to vigorously defend this action. We have agreed to indemnify Catalytica, Inc. for any costs associated with this matter.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On June 7, 2001, at the annual stockholder's meeting, a quorum of stockholders of the Company approved the following proposals: (1) the election of a Class I Director; (2) amendment to the Company's 1995 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 1,500,000 shares; and (3) ratification of the appointment of Ernst & Young LLP to serve as the Company's independent auditors for the ensuing year.

  The Board of Directors is divided into three classes, with directors in each class serving for three-year terms. Accordingly, not all Directors are elected at each Annual Meeting of Stockholders. William B. Ellis was re-elected as a Director at the meeting. The Directors whose terms of office continued after the meeting are Ricardo B. Levy, Craig N. Kitchen, Howard I. Hoffen, Ernest Mario, John A. Urquhart, and Frederick M. O'Such. Lawrence W. Briscoe resigned from the Board on April 3, 2001 and Thomas E. White did not stand for re-election.

  The matters described below were voted on at the Annual Meeting of Stockholders, and the number of votes cast with respect to each matter and, with respect to the election of a director, were as indicated.

   Proposal 1. Election of Class I Director


                    Nominee                  For               Abstain
                    -------                  ---               -------
                    William B. Ellis     10,893,783             76,811


   Proposal 2. Approval and amendment of the Company's Stock Option Plan

                                                                    Broker
                                                                    -----
                    For        Against          Abstain            Non-Vote
                    ---        -------          -------            --------
                 8,181,537     497,278          30,896            2,260,883

   Proposal 3. Ratification of Appointment of Independent Auditors

                                                                    Broker
                                                                    -----
                    For        Against          Abstain            Non-Vote
                    ---        -------          -------            --------
                10,736,407     226,752           7,435                    0

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended June 30, 2001.

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


Date: August 14, 2001
                                    CATALYTICA ENERGY SYSTEMS, INC.
                                    (Registrant)


                                    By:      /s/ DENNIS RIEBE
                                       -------------------------------
                                                 Dennis Riebe
                                        Vice President of Finance and
                                           Chief Financial Officer


                                    Signing on behalf of the registrant and as principal financial officer