Form 10-Q
period 2001-09-30
CATALYTICA ENERGY SYSTEMS INC
filed 2001-11-14
CIK 1053361

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 2001

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       For the transition period from _________________to ______________.

                          Commission File No. 000-31953

                                 _____________

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     As of November 7, 2001, there were outstanding 17,345,473 shares of the registrant's Common Stock, par value $.001, which is the only class of common stock of the registrant registered under Section 12(g) of the Securities Act of 1933.

                         CATALYTICA ENERGY SYSTEMS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                               September 30, 2001

                                                                                                                      Page
                                                                                                                       No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

   Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2001, and        3
      September 30, 2000

   Unaudited Consolidated Balance Sheets as of September 30, 2001, and December 31, 2000                              4

   Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2001, and September 30,    5
      2000

   Notes to Unaudited Consolidated Financial Statements                                                               6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                         9

Item 3. Quantitative and Qualitative Disclosures about Market Risk                                                   20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                                            21

Item 2. Changes in Securities and Use of Proceeds                                                                    21

Item 6. Exhibits and Reports on Form 8-K                                                                             21

Signatures                                                                                                           22

PART I--FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

      CATALYTICA ENERGY SYSTEMS, INC. (a company in the development stage)
                      CONSOLIDATED STATEMENT OF OPERATIONS
             for the three and nine months ended September 30, 2001
                    (In thousands, except per share amounts)
                                       and
   CATALYTICA ENERGY SYSTEMS, INC. and CATALYTICA ADVANCED TECHNOLOGIES, INC.
                  (a combined company in the development stage)
               CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
             for the three and nine months ended September 30, 2000
                    (In thousands, except per share amounts)

                                                   Three Months Ended September 30,  Nine Months Ended September 30,
                                                   --------------------------------  -------------------------------
                                                          2001        2000                   2001       2000
                                                          ----        ----                   ----       ----
                                                             Unaudited                          Unaudited
                                                             ---------                          ---------
  Revenues:
      Research and development contracts                $  1,177    $  1,457              $  4,835    $  3,890
                                                        --------    --------              --------    --------
   Costs and expenses:
      Research and development                             3,804       3,060                11,412       7,304
      Selling, general and administrative                  1,536       2,066                 5,217       4,153
      Spin-off and related transaction costs                (875)      1,213                  (875)      1,213
      Legal settlement                                     3,000          --                 3,000          --
                                                        --------    --------              --------    --------
   Total costs and expenses                                7,465       6,339                18,754      12,670
                                                        --------    --------              --------    --------
   Operating loss                                         (6,288)     (4,882)              (13,919)     (8,780)

   Interest income, net                                      671         195                 2,041         490
   Loss on equity investments                               (243)       (236)                 (578)       (236)
                                                        --------    --------              --------    --------

   Net loss                                             $ (5,860)   $ (4,923)             $(12,456)   $ (8,526)
                                                        ========    ========              ========    ========

   Basic and diluted net loss per share                 $  (0.37)   $  (9.53)             $  (0.90)   $ (16.65)
                                                        ========    ========              ========    ========

   Weighted average shares used in
   computing basic and diluted net loss
   per share:                                             15,854         517                13,856         512
                                                        ========    ========              ========    ========

                             See accompanying notes.

      CATALYTICA ENERGY SYSTEMS, INC. (a company in the development stage)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                                    September  30,   December 31,
                                                                         2001            2000
                                                                         ----            ----
ASSETS
Current assets:                                                      (Unaudited)
     Cash and cash equivalents                                        $  91,334       $  54,222
     Short-term investments                                                  --           4,490
     Accounts receivable:
         Trade, net                                                       1,335           2,190
         Joint venture                                                      118             158
     Inventory                                                              373             180
     Prepaid expenses and other assets                                      418             524
                                                                      ---------       ---------
          Total current assets                                           93,578          61,764
Property and equipment:
     Leasehold improvements                                               7,521           7,227
     Equipment                                                            6,654           6,365
                                                                      ---------       ---------
                                                                         14,175          13,592
     Less accumulated depreciation and amortization                      (9,342)         (8,062)
                                                                      ---------       ---------
                                                                          4,833           5,530
Other assets                                                                300              --
Notes receivable from employees                                             379             478
Equity investments                                                        1,884              --
                                                                      ---------       ---------
                                                                      $ 100,974       $  67,772
                                                                      =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of debt obligations                              $      57       $     757
     Liabilities related to spin-off from Catalytica, Inc.                   --           4,090
     Accounts payable                                                       542           1,364
     Accrued payroll and related expenses                                 2,134           1,305
     Accrued legal installment settlement                                 2,000              --
     Other accrued liabilities                                            2,401           2,697
                                                                      ---------       ---------
          Total current liabilities                                       7,134          10,213

Capital lease obligations                                                    80              89
                                                                      ---------       ---------
          Total liabilities                                               7,214          10,302

Stockholders' equity:
    Common stock                                                             17              13
    Additional paid-in capital                                          166,279         117,605
    Deferred compensation                                                  (195)           (263)
    Retained deficit accumulated during the development stage           (72,341)        (59,885)
                                                                      ---------       ---------
          Total stockholders' equity                                     93,760          57,470
                                                                      ---------       ---------
                                                                      $ 100,974       $  67,772
                                                                      =========       =========

                             See accompanying notes.

      CATALYTICA ENERGY SYSTEMS, INC. (a company in the development stage)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  for the nine months ended September 30, 2001
                                 (In thousands)
                                       and
   CATALYTICA ENERGY SYSTEMS, INC. and CATALYTICA ADVANCED TECHNOLOGIES, INC.
                  (a combined company in the development stage)
               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                  for the nine months ended September 30, 2000
                                 (In thousands)

                                                                                                     Nine Months Ended September 30,
                                                                                                            2001        2000
                                                                                                            ----        ----
Cash flows from operating activities:                                                                   (Unaudited) (Unaudited)
   Net loss                                                                                              $(12,456)   $ (8,526)
   Adjustments to reconcile net loss to net cash provided by (used in) operating activity:
     Depreciation and amortization                                                                          1,318         533
     Forgiveness of note receivable to former officer                                                         100         620
     Provision for uncollectable accounts                                                                    (200)         --
     Losses in equity investments                                                                             577         236
     Stock based compensation                                                                                 184         284
     Changes in:
          Accounts and notes receivable                                                                       879        (477)
          Inventory                                                                                          (193)        (42)
          Prepaid expenses, and other current assets                                                          106          10
          Accounts payable                                                                                   (822)         --
          Deferred revenue                                                                                    109         195
          Accrued liabilities                                                                              (1,666)      1,150
                                                                                                         --------    --------
               Net cash used in operating activities                                                      (12,064)     (6,017)
                                                                                                         --------    --------
Cash flows from investing activities:
   Purchases of investments                                                                                (3,000)    (10,500)
   Maturities of investments                                                                                7,500      11,000
   Other assets                                                                                              (300)         --
   Equity investments                                                                                      (1,894)       (236)
   Disposition of property and equipment, net                                                                   8          --
   Acquisition of property and equipment                                                                     (963)       (557)
                                                                                                         --------    --------
               Net cash provided by (used in) investing activities                                          1,351        (293)
                                                                                                         --------    --------
Cash flows from financing activities:
   Net issuance of notes receivable to employees and related parties                                          (28)        (42)
   Net payments on capital lease obligations                                                                   10          --
   Advances from Catalytica, Inc.                                                                              --       7,913
   Payments to Catalytica, Inc.                                                                              (719)     (6,813)
   Proceeds from secondary offering                                                                        47,746          --
   Proceeds from employee stock purchase plan                                                                 200          --
   Proceeds from stock options                                                                                616           5
                                                                                                         --------    --------
               Net cash provided by financing activities                                                   47,825       1,063
                                                                                                         --------    --------
   Net increase (decrease) in cash and cash equivalents                                                    37,112      (5,247)
   Cash and cash equivalents at beginning of period                                                        54,222      10,562
                                                                                                         --------    --------
   Cash and cash equivalents at end of period                                                            $ 91,334    $  5,315
                                                                                                         ========    ========
Additional disclosure of cash flow information:

   Forgiveness of notes receivable to employees                                                          $     43    $     59
                                                                                                         ========    ========
   Deferred compensation for issuance and revaluation of stock options to non-employees                  $     64    $    340
                                                                                                         ========    ========

                             See accompanying notes.

              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

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

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Catalytica Energy Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2000.

2. Earnings (loss) per share

     Earnings (loss) per share is presented in accordance with FAS No. 128, "Earnings Per Share" ("EPS"). The inclusion of potentially dilutive securities of 37,842 and 549,146, for the three months ended September 30, 2000 and September 30, 2001, respectively, and none and 707,475, for the nine months ended September 30, 2000 and September 30, 2001, respectively, are antidilutive, and therefore are excluded from the computation of diluted loss per share.

 (in thousands, except per share amounts):

                                                      Three months ended               Nine months ended
                                                      ------------------               -----------------
                                                        September 30,                    September 30,
                                                        -------------                    -------------
                                                     2001             2000             2001            2000
                                                     ----             ----             ----            ----
Numerator for basic and diluted loss
   per share                                      $ (4,923)        $ (5,860)         $ (8,526)      $(12,456)
                                                  --------         --------          --------       --------

Denominator for basic and diluted
  loss per share - weighted-average
  shares outstanding                                15,854              517            13,856            512
                                                  ========         ========          ========       ========

Basic and diluted loss per share                  $  (0.37)        $  (9.53)         $  (0.90)      $ (16.65)
                                                  ========         ========          ========       ========

3. Segment Disclosures

     Catalytica Energy operates as one business segment. Consequently, segment disclosure for the three and nine months ended September 30, 2001 is not provided. Prior to December 31, 2000, Catalytica Energy operated primarily in two businesses: Catalytica Energy, which is in the business of developing and commercializing Xonon technology and Advanced Technologies, which conducted in-house and contract research and development. The Company determined these reportable operating segments based upon how the businesses were managed and operated. As such, the following table discloses their revenues and operating income for the above named operating segments for the three and nine months ended September 30, 2000, as well as identifiable assets as of December 31, 2000.

                                   Three months ended     Nine months ended
                                                September 30, 2000
                                   ----------------------------------------

Revenues
  Catalytica Energy.............   $ 1,279                     $  2,688
  Advanced Technologies ........       178                        1,202
                                   -------                     --------
    Total revenues .............   $ 1,457                     $  3,890
                                   =======                     ========

                                    Three months ended    Nine months ended
                                                 September 30, 2000
                                   ----------------------------------------
Operating loss
  Catalytica Energy ............   $(4,051)                    $ (7,060)
  Advanced Technologies ........      (831)                      (1,720)
                                   -------                     --------
    Total operating loss .......   $(4,882)                    $ (8,780)
                                   =======                     ========

                                   December 31, 2000
                                   -----------------
Identifiable assets
  Catalytica Energy ............        $66,748
  Advanced Technologies ........          1,024
                                        -------
    Total assets ...............        $67,772
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

     In March 2001, Catalytica Energy entered into agreements to invest $2.4 million in NovoDynamics, Inc. ("NovoDynamics"). This amount consists of $1.8 million in cash, forgiveness of the $0.2 million advance made to NonLinear Dynamics, which was to be payable to NovoTec, and investment of $0.4 million in assets formerly used by NovoTec. In accordance with these agreements, this full investment was completed in April 2001. Catalytica Energy owns shares of Series A voting preferred stock representing approximately 38.4% of NovoDynamics' outstanding equity. Additionally, Catalytica Energy agreed to loan NovoDynamics up to $1.5 million if certain milestones are met. No amounts have been disposed in respect to this arrangement as of September 30, 2001.

5.  Contingencies

     On August 14, 2000, the City of Glendale filed a complaint against Catalytica Energy, Catalytica, Inc. and GENXON Power Systems, Inc. ("the defendants") in Los Angeles County Superior Court. The first amended complaint asserts claims against all defendants for breach of contract, breach of the covenant of good faith and fair dealing, fraud and negligent misrepresentation arising out of defendants' failure to complete its performance under a technical services agreement between the City of Glendale and Catalytica, Inc. providing for the retrofit of an engine. The defendants believe they have meritorious defenses to the remaining claims asserted and intend to defend the action vigorously. While it is not possible to predict with certainty the outcome of this matter, and while Catalytica Energy does not believe an adverse result would have a material effect on its financial position, it could be material to the results of operations and cash flows for a fiscal year. Catalytica Energy has agreed to indemnify Catalytica, Inc. for any costs associated with this matter.

6. Secondary Offering

       In August 2001, Catalytica Energy registered 5,000,000 shares of its common stock in a follow-on public offering, 4,250,000 of which were sold by the Company and 750,000 of which were sold by a selling stockholder, at a price to the public of $12.18 per share.

7.  AGC Settlement

   On July 16, 2001, AGC Manufacturing Services, Inc. and AGC Project Development, Inc. (collectively referred to as "AGC") filed a demand for arbitration against Catalytica, Inc. and Catalytica Energy. The arbitration demand asserted claims for breach of contract, fraud, conversion/unjust enrichment, restitution, determination of commercial arrangement terms and an accounting. These claims arose out of a dispute concerning the interpretation of the Collaboration Agreement, dated November 2, 1993, between AES Project Development, Inc. and Catalytica, Inc., as amended through Amendment 3, dated October 12, 1995. AGC sought compensatory damages in excess of $5,000,000, punitive damages and declaratory relief establishing ownership in certain Catalytica technology. Catalytica Energy agreed to indemnify Catalytica, Inc. for any costs associated with this matter. In September 2001, Catalytica Energy signed a $3.0 million cash settlement with AGC to be paid over a 22-month period in connection with these claims. Catalytica Energy Systems recorded the $3.0 million settlement amount in its financial statements for the quarter ended September 30, 2001. The first $1.0 million settlement installment was paid to AGC during the quarter ended September 30, 2001. The $2.0 million balance will be paid to AGC in quarterly installments through June 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities and Exchange Act of 1934 (the "Exchange Act"), which involve risks and uncertainties including but not limited to those statements containing the words "believes," "anticipates," "estimates," "expects", and words of similar import, regarding our strategy, financial performance and revenue sources. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under "Risks That Could Affect Our Financial Condition and Results of Operations" and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements to reflect new information, events or circumstances after the date of this release or to reflect the occurrence of unanticipated events.

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

Results of Operations

     Revenue. Revenue for the three and nine months ended September 30, 2001 decreased by 19.2% and increased by 24.3%, respectively, when compared with the revenues in the same periods in 2000. The decrease in quarterly revenue was primarily due to a decrease of $0.7 million of program efforts primarily related to General Electric in the third quarter of 2001. However, this decrease was partially offset by an increase of $0.4 million in government program funding through the Department of Energy and other programs in the third quarter of 2001. The increase in year to date revenue was principally due to securing additional cost reimbursement funding by government programs and gas turbine manufacturers related to the development of Xonon technology, particularly in the first half of 2001.

     Research and Development ("R&D"). R&D expense includes compensation and benefits for engineering staff, expenses for contract engineers, materials to build prototype units, fees paid to outside suppliers for subcontracted components and services, supplies used and facility-related costs. We expense all R&D costs as incurred.

     R&D expenses increased 24.3% and 56.2% for the three and nine months ended September 30, 2001, respectively, as compared with R&D expenses in the same periods in 2000. For the three months ended September 30, 2001, the increase was primarily due to $0.7 million of additional R&D staffing incurred to accelerate the development of Xonon technology. For the nine months ended September 30, 2001, R&D expenses increased $4.1 million compared to the same period of 2000. This increase includes $1.8 million related to increased R&D staffing, $0.9 million of costs incurred to accelerate the development of Xonon technology, and $0.3 million related to the production of four development units for shipment in 2001.

     Additionally, in the first quarter of 2000, we entered into an agreement with Enron Corporation ("Enron") to reimburse us for advances made by us to Enron totaling approximately $1.1 million. In December 1999, we agreed to advance cash to Enron in order to accelerate the development of Xonon Cool Combustion applications for gas turbines. In exchange, Enron obligated itself to repay any advances at the end of nine months in either cash or "turbine credits." Under the arrangement, if certain conditions were met, Enron could gain the unilateral right to select whether it would repay our advances with cash or settle them through turbine credits. The turbine credits entitle the holder to a dollar-for-dollar credit on the purchase of certain turbines that specify the use of our Xonon system. Because Enron could gain the right to use the turbine credits to settle the advances and because we were unable to reasonably estimate the amount we would ultimately realize if Enron used turbine credits to settle the advances, we recorded a $1.2 million provision, which was equal to the amount advanced by us to Enron at December 31, 1999. In March 2000, the agreement was amended and Enron reimbursed us for approximately $1.1 million of the previous advance. Accordingly, that amount was recorded in the first quarter of 2000 as a reduction of related R&D expense. R&D expenses are expected to grow in the future as we continue to invest in our R&D capabilities and participate in cost reimbursable government funded programs.

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

     SG&A expenses decreased 25.7% and increased 25.6% for the three and nine months ended September 30, 2001, respectively, compared with the same periods in 2000. For the three months ended September 30, 2001, the decrease was the result of a one-time payment of $0.8 million of severance and loan forgiveness to a former officer in the third quarter of 2000. This decrease was offset by an increase of $0.3 million of additional marketing, finance and administration costs related to the commercialization of Xonon and operations as a new stand-alone company in the third quarter of 2001. For the nine months ended September 30, 2001, the increase primarily resulted from $0.4 million in severance costs associated with the resignation of two officers, $0.2 million associated with the discontinuation of NovoTec's operations, $0.5 million associated with the expansion of our Arizona office, and $0.8 million of increased marketing, finance and administration costs related to the commercialization of Xonon and operations as a new stand alone company in the nine months ended September 30, 2001. This increase was partially offset by a one-time payment of $0.8 million of severance and loan forgiveness to a former officer in the third quarter of 2000. We expect SG&A expenses to increase in the future as we enter later stages of commercialization.

     In the third quarter of 2000, we incurred $1.2 million of expenses associated with our spin-off from Catalytica, Inc. on December 15, 2000. During December 2000, we incurred additional spin-off related transaction costs and recorded a corresponding provision of $3.5 million. In the third quarter of 2001, we paid these transaction costs net of a related credit of $875,000, which was recorded as a reduction of spin-off and related transaction costs.

     In September 2001, we signed a $3.0 million cash settlement with AGC Manufacturing Services, Inc. and AGC Project Development, Inc. (collectively referred to as "AGC") to be paid over a 22-month period in connection with a demand for arbitration filed by AGC with respect to a contract dispute. We recorded the $3.0 million settlement amount in our financial statements for the quarter ended September 30, 2001. The first $1.0 million settlement installment was paid to AGC during the quarter ended September 30, 2001. The $2.0 million balance will be paid to AGC in quarterly installments through June 30, 2003.

     Our interest income primarily consists of interest earned on cash, cash equivalents and short-term investments. Interest income increased for the three and nine months ended September 30, 2001, compared with the same periods in 2000, due to increased average cash balances in 2001. Interest income in 2001 is expected to be higher than in previous years as a result of higher cash balances related to $50.0 million of cash Catalytica, Inc. invested in us in December 2000, immediately before the close of the distribution of our common stock by Catalytica, Inc. and the approximately $47.6 million of proceeds from our follow-on offering completed in August 2001.

     In March 2001, we entered into agreements to invest $2.4 million in NovoDynamics. This amount consisted of $1.8 million in cash, forgiveness of a $0.2 million advance made to NonLinear Dynamics, which was to be payable to NovoTec, and investment of $0.4 million in assets formerly used by NovoTec. In accordance with these agreements, our full investment was completed in April 2001. We own shares of Series A voting preferred stock representing approximately 38.4% of NovoDynamics' outstanding equity. Additionally, we agreed to loan NovoDynamics up to $1.5 million if certain milestones are met. We account for losses in NovoDynamics under the equity method of accounting. Under the equity method of accounting, we are required to record losses to the extent of our capital contribution and debt incurred, if any. For the three and nine months ended September 30, 2001, we recorded losses of $0.2 million and $0.5 million, respectively, on this investment.

     GENXON LLC ("GENXON"), is a 50/50 joint venture with Woodward Governor Company to develop the potential market for upgrading out-of-warranty turbines with new systems to improve emissions and operating performance. We account for losses in GENXON under the equity method of accounting. Under the equity method of accounting, we are required to record losses in the joint venture because we made a capital contribution in an equal amount during this period. We recognized 50% of the loss of the joint venture to the extent of our capital contribution, which resulted in no loss in the three months ended September 30, 2001 and a loss of $0.1 million in the nine months ended September 30, 2001, and $0.2 million in the three and nine months ended September 30, 2000. Although we expect to make further capital contributions during 2001, which will result in the recognition of additional pro rata losses, neither joint venture partner is contractually required to make such capital infusions. A minimal level of investment in GENXON is expected to continue through at least the remainder of 2001.

Liquidity and Capital Resources

     Prior to our spin-off, Catalytica, Inc. made a $50.0 million cash investment in us. At September 30, 2001, we had cash and cash equivalents totaling approximately $91.3 million. Based on our current plans, we believe that our current cash resources and the proceeds of approximately $47.6 million we received from our recent follow-on offering will be adequate to fund our operations through our cash break-even point. The preceding sentence contains a forward-looking statement regarding our expectations about our ability to reach cash break-even operations. Our cash requirements, and therefore, our ability to reach cash break-even, depend on numerous factors, including completion of our product development activities, our ability to successfully commercialize Xonon Cool Combustion technology, market acceptance of our products and other factors. We expect to devote substantial capital resources to further commercialize Xonon Cool Combustion technology, hire and train our production staff, develop and expand our manufacturing capacity, begin production activities and expand our research and development activities. We intend to incur approximately $10.0 million of expenditures in the next 24 months in connection with establishing a new facility for manufacturing operations. We face substantial uncertainties with our business operations and may not be able to achieve the cash flows that we currently predict. We cannot assure you that our current cash resources together with the proceeds we received from our recent follow-on offering will be sufficient to enable us to reach our cash break-even point.

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

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"). SFAS 141 establishes new standards for accounting and reporting for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after September 30, 2001. Use of the pooling-of-interests method will be prohibited. We expect to adopt this statement during the first quarter of fiscal 2002 and we do not believe that SFAS 141 will have a material effect on our operating results or financial position.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 establishes new standards for goodwill, including the elimination of goodwill amortization to be replaced with methods of periodically evaluating goodwill for impairment. We expect to adopt this statement during the first quarter of fiscal 2002, and we do not believe that SFAS 142 will have a material effect on our operating results or financial position.

     In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets
("SFAS 144"), which is effective for fiscal periods beginning after December 15, 2001 and supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS 144 provides a single model for accounting and reporting for the impairment and disposal of long-lived assets. The statement also sets new criteria for the classification of assets held-for-sale and changes the reporting of discontinued operations. We expect to adopt this statement during the first quarter of fiscal 2002, and we do not believe that SFAS 144 will have a material effect on our operating results or financial position.

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

     As of September 30, 2001, we had an accumulated deficit of $72.3 million. We have not achieved profitability and expect to continue to incur net losses for the next several years. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

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

Subsequent to our follow-on public offering, a large number of shares of our common stock became available, which may adversely affect the market price of our common stock.

     The market price of our common stock could decline as a result of sales of a large number of shares in the market after our follow-on public offering or the perception that these sales could occur. These factors also could make it more difficult for us to raise funds through future offerings of our common stock. Funds managed by Morgan Stanley Capital Partners III, Inc., or "Morgan Stanley Private Equity", currently own approximately 19.5% of our outstanding shares of common stock. The Morgan Stanley Private Equity funds have the right to have their remaining shares registered under the Securities Act.

     There are 17,345,473 shares of common stock outstanding, all of which is freely transferable without restriction or further registration under the Securities Act, except for any shares held or purchased by our affiliates, sales of which will be limited by Rule 144 under the Securities Act.

     The holders of approximately 3,386,748 shares of common stock have registration rights. If those registration rights are exercised, shares covered by a registration statement can be sold in the public market. Additionally, shares issued upon exercise of stock options to persons other than affiliates will be eligible for resale in the public market without restriction, which could adversely affect our stock price. Sales by affiliates could also occur, subject to limitations, under Rule 144 of the Securities Act.

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

     As of November 14, 2001, our executive officers, directors and greater than 5% stockholders controlled approximately 34.9% of our outstanding common stock. If these parties act together, they can significantly influence the election of directors and the approval of actions requiring the approval of a majority of our stockholders. The interests of our management or these investors could conflict with the interests of our other stockholders.

     Based on shares outstanding as of November 14, 2001, the funds managed by Morgan Stanley Private Equity and their affiliates own approximately 19.5% of our outstanding common stock. The Morgan Stanley Private Equity funds also have stockholder rights, including rights to appoint directors and registration rights. As a result, Morgan Stanley Private Equity and its affiliates hold a substantial voting position in us and may be able to significantly influence our business.

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

     The Company's market risk disclosures set forth above have not changed significantly through the quarter ended September 30, 2001.

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

     On July 16, 2001, AGC Manufacturing Services, Inc. and AGC Project Development, Inc. (collectively referred to as "AGC") filed a demand for arbitration against Catalytica, Inc. and Catalytica Energy. The arbitration demand asserted claims for breach of contract, fraud, conversion/unjust enrichment, restitution, determination of commercial arrangement terms and an accounting. These claims arose out of a dispute concerning the interpretation of the Collaboration Agreement, dated November 2, 1993, between AES Project Development, Inc. and Catalytica, Inc., as amended through Amendment 3, dated October 12, 1995. AGC sought compensatory damages in excess of $5,000,000, punitive damages and declaratory relief establishing ownership in certain Catalytica technology. Catalytica Energy agreed to indemnify Catalytica, Inc. for any costs associated with this matter. In September 2001, Catalytica Energy signed a $3.0 million cash settlement with AGC to be paid over a 22-month period in connection with these claims. Catalytica Energy Systems recorded the $3.0 million settlement amount in its financial statements for the quarter ended September 30, 2001. The first $1.0 million settlement installment was paid to AGC during the quarter ended September 30, 2001. The $2.0 million balance will be paid to AGC in quarterly installments through June 30, 2003.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On August 8, 2001, we and a selling stockholder offered an aggregate 5,000,000 shares of our common stock, par value $0.001 per share, at a per share price to the public of $12.18 in a firm commitment underwritten public offering. Of these shares, 4,250,000 were sold by us and 750,000 were sold by the selling stockholder. The offering was effected pursuant to a Registration Statement on Form S-1 (Registration No. 333-64682), which the Securities and Exchange Commission declared effective on August 7, 2001. Goldman, Sachs & Co., Merrill Lynch & Co. and Credit Suisse First Boston were the lead underwriters for the offering.

     Of the $60.9 million in aggregate proceeds raised in connection with the offering, $51.8 million was paid to us and $9.1 million was paid to the selling stockholder. Of our aggregate proceeds, we paid (i) $2.7 million to underwriters in connection with underwriting discounts, and (ii) approximately $1.5 million in connection with offering expenses, printing fees, filing fees and legal fees. The net offering proceeds to us after deducting the foregoing expenses were approximately $47.6 million.

     From the date of receipt through September 30, 2001, our net proceeds from this offering were used to develop and commercialize our Xonon Cool Combustion technology, establish our commercial manufacturing facility in the Phoenix metropolitan area, and for general corporate purposes.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

       The Company filed no reports on Form 8-K during the quarter ended September 30, 2001.

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

Date: November 14, 2001
                                CATALYTICA ENERGY SYSTEMS, INC.
                                (Registrant)


                                By:           /s/ DENNIS RIEBE
                                   ------------------------------------------
                                                  Dennis Riebe
                                          Vice President of Finance and
                                             Chief Financial Officer

                                Signing on behalf of the registrant and as principal financial officer