Form 10-K
period 2001-12-31
CATALYTICA ENERGY SYSTEMS INC
filed 2002-04-01
CIK 1053361

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

   (Mark One)
    [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the fiscal year ended December 31, 2001

                                      or

    [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the transition period from            to
                  .

                          Commission File No. 0-20966

                        CATALYTICA ENERGY SYSTEMS, INC.
            (Exact name of Registrant as specified in its charter)

               Delaware                               77-0410420
    (State or other jurisdiction of                  (IRS Employer
    incorporation or organization)              Identification Number)

                              430 Ferguson Drive
                            Mountain View, CA 94043
                   (Address of principal executive offices)

                                (650) 960-3000
             (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $0.001 par value
                               (Title of Class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of March 20, 2002, there were outstanding 11,606,135 shares of the registrant's common stock, par value $0.001, which is the only class of common stock of the registrant registered under Section 12(g) of the Securities Act of 1933. As of that date, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant (based on the closing price for the common stock on The Nasdaq National Market on March 20, 2002) was $42,246,331. For purposes of this disclosure, shares of common stock held by each officer and director of the Registrant and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2001.

================================================================================

                        CATALYTICA ENERGY SYSTEMS, INC.

                          Annual Report on Form 10-K

                               Table of Contents

                               December 31, 2001

                                                                                                Page No.
                                                                                                --------
                                                 PART I

Item 1.   Business.............................................................................     2

Item 2.   Properties...........................................................................    17

Item 3.   Legal Proceedings....................................................................    17

Item 4.   Submission of Matters to a Vote of Security Holders..................................    17

                                                PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters............    18

Item 6.   Selected Financial Data..............................................................    20

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations    21

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk...........................    40

Item 8.   Financial Statements and Supplementary Data..........................................    40

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.    40

                                                PART III

Item 10.  Directors and Executive Officers of the Registrant...................................    41

Item 11.  Executive Compensation...............................................................    41

Item 12.  Security Ownership of Certain Beneficial Owners and Management.......................    41

Item 13.  Certain Relationships and Related Transactions.......................................    41

                                                PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K......................    42

                                    PART I

Item 1.  BUSINESS

Overview

   We are responding to a growing demand in the energy industry for cost-effective solutions for cleaner power through our commitment to the discovery, development, and manufacture of advanced products that ease the environmental impact of power production. Our first product, Xonon(R) Cool Combustion, prevents the formation of nitrogen oxides (NOx) in stationary gas turbines that are used primarily for electric power generation. Additionally, we believe that our proprietary catalytic technology has significant market opportunities in energy production applications outside of gas turbines. In order to pursue these opportunities, we are currently conducting several technology development efforts including early stage development work on fuel processing for fuel cells in automotive applications and adaptation of our Xonon technology to microturbines, hybrid gas turbine fuel cells and diesel applications.

   Our Xonon system is the only commercially available pollution prevention technology proven to achieve ultra-low emissions (less than 5 parts per million ("ppm")) during combustion. We believe that our Xonon system achieves ultra-low emissions of NOx more efficiently and cost-effectively than current systems that remove this pollutant from the turbine exhaust. In addition, we believe that our Xonon system can be broadly deployed across turbine applications where current systems may not be economically or technically viable. Further, we believe that the environmental and operational benefits offered by Xonon will expand the use and broaden the application of gas turbines.

   For over 24 months, we have been using a Xonon-equipped 1.4 MW gas turbine to successfully generate power with ultra-low emissions for Silicon Valley residents and to test our technology in field conditions. The turbine, which functions as part of the Silicon Valley Power grid, has served alternately as a demonstration of Xonon's performance and reliability during unattended full-load operation, and as a development and test engine in support of commercial program initiatives for customers. Since its installation, the Xonon-equipped turbine has run for over 8,600 hours. The system has satisfied federal Environmental Protection Agency, or EPA, guidelines for an emissions control technology that is "achieved in practice" and has demonstrated emissions levels that would satisfy the California and South Coast Air Quality Management District, or SCAQMD, guidelines for gas turbines. We believe that Xonon is the only gas turbine combustion system demonstrated to meet these guidelines without requiring a costly exhaust cleanup system. Furthermore, in February 2001, we successfully completed an evaluation process by the EPA through its Environmental Technology Verification program, which confirmed the ultra-low emissions performance of our turbine.

   We have been working actively with gas turbine original equipment manufacturers, or OEMs, to adapt our technology as part of their stationary gas turbine product lines. We currently have collaborative commercialization agreements in place with General Electric Power Systems, or GE, and Kawasaki Motors Corp., U.S.A., or Kawasaki. Both companies have already received initial orders for Xonon-equipped gas turbines, and in the third quarter of 2001, we shipped our first three commercial Xonon units to Kawasaki. We also have development work underway with Solar Turbines, or Solar, to incorporate the Xonon system into its turbines. Our development of the Xonon technology has been supported by government agencies and research institutions, including the Federal Department of Energy, the EPA, the California Energy Commission Public Interest Energy Research program, the California Air Resources Board and others.

The Market Opportunity

   Three major factors are reshaping today's electric power generation industry:

  . An ongoing need for new generating capacity in the United States to avoid supply/demand imbalances;

  . A continued focus on the environmental consequences associated with the generation of electric power; and

  . An increased demand for distributed power sources due to growing transmission and distribution constraints and to assure very high levels of power reliability and quality to support the requirements of our digital economy.

   Together, these forces are creating a significant need for more environmentally friendly power generation sources. We believe that our Xonon Cool Combustion system is an enabling technology that addresses this growing market need.

Need for Increased Generating Capacity

   Driven by an economic boom and population growth, the demand for electricity in the United States grew dramatically during the 1990s. However, growth in the supply of electricity failed to keep pace. Over the ten-year period from 1990 to 1999, the increase in the peak demand for power was approximately four times as large as the increase in generation capacity. Consequently, several regions of the country suffered significant supply/demand imbalances.

   For example, in California, residents were subjected to repeated rolling blackouts and significant increases in retail electric rates during 2000 and 2001. Fortunately, mild weather conditions, newly installed capacity, and economic factors across the country in the latter half of 2001 avoided a more widespread problem. Nevertheless, the President's National Energy Policy Development Group, or NEPDG, projects that the demand for electricity in the United States will rise 45% from 2000 to 2020. Accordingly, the Department of Energy, or DOE, estimates that the United States will need 355,000 MW of new generating capacity, or the equivalent of 1,300 new large power plants, to meet growing demand and to replace retiring units. According to the DOE, 88% of this growth in capacity will come from gas-fired generation, and a large percentage of these capacity additions will be in densely populated areas where air quality and environmental concerns are the most severe.

   Gas turbines are increasingly the choice for new power generation, due primarily to their inherent operating flexibility, high efficiency, relatively low capital investment, shorter installation time, lower operating costs, and lower emissions. Gas-fueled generation, which includes gas turbines and other generation technologies, as a percent of total installed capacity is expected to rise significantly over the next two decades. The DOE estimates that gas-fired generation, which accounted for 16% of total United States electricity generation in 2000, will represent 32% of total generation by 2020.

   We believe that the environmental and operational benefits of our Xonon technology will expand the use and broaden the applicability of gas turbines, thereby enabling a more rapid and comprehensive response to the need for additional generation capacity.

Continued Environmental Awareness

   One barrier to adding this additional generation capacity is the continued public focus on environmental issues. Electricity production can result in emissions of certain environmentally harmful pollutants, including NOx, carbon monoxide, volatile organic compounds and particulate matter. In the United States, the Clean Air Act creates the National Ambient Air Quality Standards, or NAAQS, which are the basis for regulations that limit these emissions. The NAAQS encourage the use of more effective emissions control technology in two ways. First, they require the use of the best available control technology, or BACT. Second, they provide an economic incentive by requiring that emissions from new sources be offset by emissions reductions from existing sources in areas that do not meet air quality standards. Although permits are issued on a facility-by-facility basis, regulators often issue regulatory guidance setting forth permissible emissions for new and upgraded facilities. These emission standards vary geographically and are most stringent in areas where existing pollution levels are high, including California, the Northeastern states, East Texas, and other urban areas.

   A representative sample of high population density areas and their corresponding permissible emissions includes:

  . California (California Air Resource Board)--2.5 ppm, for all units regardless of size;

  .   Los Angeles Basin (SCAQMD)--2.5 ppm for units greater than 3 MW;

  . Eastern Texas, including Dallas, Austin and San Antonio (Texas Natural Resources Conservation Commission)--3 ppm for units greater than 10 MW (and will apply to smaller units after 2004);

  . Connecticut, Massachusetts, New York and New Jersey--no specific guidance has been issued, however several permits have been issued in the past three years requiring less than 2.5 ppm.

   The increased permitting requirements associated with meeting more stringent emissions requirements, as well as community concerns surrounding construction of new plants near population centers, have significantly increased the time and cost associated with siting and permitting new power plants. These difficulties, combined with other uncertainties surrounding deregulation, have resulted in a situation where only a fraction of planned generation additions have actually been brought on-line. For example, according to the NEPDG, of the approximately 43,000 MW of new generating capacity that power companies planned in 1994 for construction from 1995 to 1999, only about 18,000 MW of capacity were actually built. Completion statistics are even lower in areas with more severe environmental problems and more stringent emissions regulations. The NEPDG found that, in California where emissions restrictions are the strictest in the nation, lengthy and costly siting and permitting issues had prevented the addition of even one single major new power plant between 1991 and 2000. Significant capacity additions, however, have finally been completed since the beginning of 2001and more additions are expected in the next few years.

   Currently available emissions control technologies fail to cost-effectively satisfy the most stringent environmental requirements in gas turbine applications. In order to reduce emissions, gas turbine manufacturers have developed improved flame-based combustion systems. These measures have, in some cases, contributed to shorter component lives. Furthermore, even the most effective of these systems has been unable to achieve ultra-low emissions levels that are required today without add-on exhaust gas cleanup systems. For baseload, or nearly continuous operation, virtually all new gas turbine generating plants that operate in combined cycle (with a heat recovery system) require exhaust cleanup systems to achieve ultra-low emissions. The most common conventional exhaust cleanup system is selective catalytic reduction, or SCR. While this technology has become commonplace, it adds significant capital and operating costs, reduces overall project performance and efficiency, and creates incremental health risks through secondary emissions and through the transportation and storage of hazardous and toxic reagents. In addition, exhaust cleanup systems cannot be used in all gas turbine applications. For small gas turbines with heat recovery systems used in distributed generation applications, the addition of SCR can be cost-prohibitive. Gas turbines that operate in simple cycle (without a heat recovery system), such as peaking turbines and gas pipeline compressors, have exhaust temperatures that are too hot for conventional exhaust cleanup systems. However, there is an emerging technology generically called high-temperature SCR that can be used in some simple cycle applications. At least one high-temperature application has been demonstrated to meet the EPA definition of "achieved in practice" with 8 ppm NOx, and some units are now operating at less than 5 ppm. However, these systems are even more expensive to acquire and operate than traditional SCRs and carry the same attendant risks.

   We believe that the role that environmental protection requirements have played and may continue to play in delaying or ultimately limiting the supply of new generation capacity highlights the need for a cost-effective, widely-applicable emissions technology, like Xonon, that permits turbines to meet the most stringent existing emissions guidelines. We believe that Xonon will not only reduce the operating costs associated with complying with environmental standards, but may create additional value by enabling rapid siting and permitting of projects that otherwise may not have been possible.

Increased Demand for Distributed Power Sources

   The third factor impacting the electric power industry is the emerging demand for distributed power sources, or distributed generation. The DOE projects that about 19,000 megawatts of gas-fired distributed generation capacity will be added by 2020. Two market drivers are contributing to the increased demand for on-site power generation:

    1. Growing transmission and distribution constraints, and

    2. The digital economy's need for high-quality, highly reliable power.

   The electric utility grid in the U.S. is faced with growing transmission and distribution constraints as the result of a lack of investment in an aging, outdated infrastructure. While net generation of electricity has grown 26% over the past decade, the number of transmission miles has remained virtually constant. This lack of investment is creating an electricity bottleneck, which is impacting transmission grid reliability. A recent report published by the North American Electric Reliability Council, or NERC, highlights this growing problem:

   "In the near term, transmission congestion is expected to continue. Demand growth, new generation additions, and the increasing number of energy transactions continue to outstrip the proposed expansion of transmission systems The reliability of the interconnected transmission systems in the long term will be highly dependent upon the location of new generating resources. Unless mechanisms are developed to encourage investment in new transmission facilities and siting issues are addressed, few new transmission facilities and reinforcements will be constructed. This lack of additional transmission facilities and reinforcements will require either that new technologies be developed to alleviate transmission congestion or that generating facilities be located and dispatched in a manner to minimize the use of constrained transmission corridors."(1)

   At the same time, the new digital economy is faced with a need for reliable, high-quality power. The rapid growth in the use of computers, the Internet and telecommunications products has significantly increased the demand for highly reliable power. The electric power grid in the United States was designed to achieve reliability targets for delivery to traditional electric loads, such as lights and motor-operated equipment. Sophisticated digital devices require higher levels of reliability. In addition, brief and sustained outages exact high costs on all types of businesses in terms of lost data, materials and productivity. Sandia National Laboratories, a DOE national security laboratory, estimates that power quality and reliability problems cost U.S. businesses approximately $150 billion annually. Several businesses have sought to avoid the costs associated with poor grid quality and reliability by placing generation sources at or near their point of demand.

   To date, power producers have been unable to offer distributed generation solutions on a wide scale because technologies that can achieve ultra-low emissions, such as fuel cells, remain prohibitively expensive while cost-effective alternatives, such as gas turbines, produce unacceptable levels of emissions that limit their use in densely populated areas requiring distributed applications. We believe that the low-cost, ultra-low emissions solution offered by our Xonon technology will enable the widespread use of distributed generation.

Our Solution

  How Xonon Cool Combustion Is Unique

   A gas turbine operates by compressing incoming air, combining it with fuel and combusting the mixture. The combustion process releases the fuel's energy, forming hot gases that power the turbine. In conventional combustion systems, a flame is used to combust the fuel. The temperature required to sustain a stable flame is significantly higher than the temperature at which the gas turbine is designed to operate, so most of the air is used to cool the combustion process to the level the turbine requires. The high temperature required for a stable flame causes the nitrogen and oxygen in the air to react, forming NOx, a major contributor to air pollution.
--------
(1) Reliability Assessment 2001-2010: The Reliability of Bulk Electric Systems in North America; NERC--October 16, 2001

   We have developed Xonon Cool Combustion, a catalytic technology that combusts fuel flamelessly. This system provides the same amount of output energy as flame-based combustion systems at a lower peak temperature. Importantly, this lower temperature is below the threshold at which significant amounts of NOx are formed. The Xonon combustion system is the only commercially available gas turbine combustion system demonstrated to achieve ultra-low emissions without add-on exhaust gas cleanup systems.

  How Xonon Cool Combustion Is Integrated into the Gas Turbine

   We collaborate with gas turbine OEMs, to adapt their combustion systems to incorporate our Xonon technology. We believe that, together with the OEMs, we can design the Xonon combustion system to suit essentially all sizes and types of gas turbines in land-based applications. For each turbine model that an OEM agrees to pursue, we design a catalytic Xonon module, the key component of the Xonon system, to be incorporated into the design of the turbine combustors.

   We then manufacture the custom-designed Xonon modules and sell the Xonon modules to the OEM to incorporate as an integral part of its product. At present, the Xonon modules have an expected life of 8,000 hours (equivalent to approximately one year of continuous operation) and are designed to be replaced during regular, scheduled maintenance over the 15- to 20-year life of the turbine. We expect to derive revenue from the sale of both new and replacement Xonon modules.

  Key Benefits of Xonon Cool Combustion

   We believe that Xonon can achieve ultra-low NOx emissions levels more efficiently and cost-effectively than current emissions control technologies across a broader range of gas turbine applications. As a result, we believe Xonon will enable the power generation industry to address the significant need for additional, high-quality power supply while simultaneously protecting the environment and mitigating community concerns about air quality, the environment, aesthetics and public safety. In addition, our Xonon system is designed to operate with low carbon monoxide and volatile organic compound emissions, which are other pollutants associated with power generation. Xonon's role as an enabling technology is the product of several key benefits that it offers relative to current emissions control technologies. Xonon:

  . Significantly Reduces the Formation of NOx. High temperatures in conventional gas turbine combustion systems result in the formation of NOx. The Xonon Cool Combustion system allows combustion to occur at lower temperatures, which significantly reduces the formation of NOx without affecting turbine performance.

  . Avoids Costly and Burdensome Exhaust Cleanup. Gas turbines using flame-based combustion can achieve ultra-low emissions only in some applications and only through the combination of lean pre-mix combustion and exhaust cleanup systems. Gas turbine exhaust cleanup systems, however, add significant capital and operating costs, reduce system efficiency, require considerable additional space, and in many cases require the use of hazardous and toxic reagents. Xonon enables gas turbines in essentially all applications to achieve ultra-low emissions, without the use of exhaust cleanup systems.

  . Maintains Combustion Efficiency. Flame-based combustion and the Xonon Cool Combustion system release the same energy from the fuel and therefore achieve the same combustion efficiency required for optimal operation of the turbine.

  . Broadens Gas Turbine Applicability. To date, conventional exhaust cleanup systems cannot be applied cost-effectively to all applications and sizes of gas turbines. For example, simple cycle turbines cannot use conventional exhaust cleanup systems except for high temperature SCRs, which are not yet proven at ultra-low emissions levels and which are more costly than conventional SCRs. In addition, it can be cost-prohibitive for smaller gas turbines to use any exhaust cleanup systems. As a result, these facilities cannot in some cases achieve ultra-low emissions. We believe Xonon will enable almost all applications and sizes of gas turbines to achieve ultra-low emissions, thus broadening their range of use.

  . Expands Gas Turbine Use in Urban Areas. Xonon-equipped turbines can be put into service in densely populated areas where community, environmental, health, and safety concerns may have previously prevented gas turbines from being used.

Market for Xonon

   We believe that Xonon combustion systems offer distinct advantages in all gas turbine markets. We divide our potential market into three sectors based on gas turbine size: small, medium and large gas turbines.

Small Gas Turbines

   Market Description. The small gas turbine sector includes turbines that generate between 1 and 15 MW of electric power. Turbines in this sector serve industrial, commercial and institutional loads in power only and combined heat and power, or cogeneration, applications. The desire to site generation facilities near users for quality and reliability reasons has driven demand for these turbines. Units sited at or near the point of use can enhance power quality and reliability while avoiding the need to expand transmission and distribution capacity.

   We believe that the small gas turbine market sector is poised for growth. According to Diesel & Gas Turbine Worldwide, 327 power generation gas turbines between 1 and 15 MW were ordered during the year ended May 2001. According to the DOE's Strategic Plan for Distributed Energy Resources, its goal for distributed generation, which includes small gas turbines in this size range and other technologies, is to reach 20% of the total power generation capacity additions by 2010. Gas turbine OEMs in this sector include Alstom Power, Kawasaki Heavy Industries, Ltd., GE's Nuovo Pignone subsidiary, Pratt & Whitney Canada Corp., Rolls Royce Allison, and Caterpillar Inc.'s Solar Turbines unit.

   Products. Due to their earlier shipping dates, we expect that Xonon modules for small gas turbines will comprise a majority of our product revenue through 2005. We are currently engaged with OEMs in adapting Xonon for gas turbines they manufacture in this size range.

  . Kawasaki M1A-13X Turbine (1.4 MW). In May 2000, Kawasaki and Enron Energy Services jointly agreed to furnish three Xonon-equipped 1.4 MW Kawasaki gas turbines for a distributed power generation project at a United States government agency healthcare facility located in Massachusetts. Following the receipt of this order, in December 2000, we entered into a collaborative commercialization agreement enabling Kawasaki to market and sell a generator package comprised of a 1.4 MW Kawasaki gas turbine outfitted with the Xonon Cool Combustion system. Kawasaki is currently accepting commercial orders for this generator package. We shipped our first commercial Xonon modules to Kawasaki in the third quarter of 2001.

  . GE-10 Turbine (11 MW). In May 2000, Alliance Power Inc. entered into a preliminary agreement with GE for the purchase of up to six 11 MW GE gas turbines equipped with the Xonon Cool Combustion system. Pre-delivery testing of Xonon-equipped GE turbines began in the second quarter of 2001, with the shipment of two pre-commercial Xonon modules to GE. Subject to successful completion of the development work on this Xonon system, we expect that GE could begin accepting commercial orders for Xonon-equipped GE turbines in the second half of 2002, for delivery commencing in the first half of 2003.

  . Taurus 60 (5 MW). In October 2001, we entered into an agreement with Solar, a wholly owned subsidiary of Caterpillar, for the development and adaptation of the Xonon Cool Combustion system to Solar's Taurus 60, a 5 MW turbine. The 24-month development effort commenced in the first quarter of 2002, and will culminate in full-scale testing on a demonstration engine at Solar's facility.

  . Small, multi-can development ((less than)15 MW). In September 2001, the California Energy Commission, or CEC, notified us that it would award us $3.0 million to help fund application of the Xonon Cool Combustion system to a multi-combustor gas turbine. The development effort for this program commenced in the first quarter of 2002. We expect to partner with an OEM in this effort, with the objective of completing an engine test under full-scale operating conditions, followed by commercialization.

Medium Gas Turbines

   Market Description. The medium gas turbine sector includes turbines that generate between 15 and 60 MW of electric power. These units are generally used for meeting power requirements during periods of peak demand and in energy intensive industrial facilities for power generation and cogeneration.

   According to Diesel & Gas Turbine Worldwide, 401 power generation gas turbines between 15 and 60 MW were ordered during the year ended May 2001. A February 2002 forecast by Forecast International estimates that the global market for this class of unit will remain in excess of 400 units per year over the next ten years. The majority of these units are expected to be used for peaking applications, with the bulk of the remainder used for base load duty. Alstom Power, GE and Rolls Royce Allison manufacture turbines for this market.

   Products. We are in active discussions with OEMs to incorporate the Xonon system into medium-sized gas turbines. However, we expect our revenues from this sector to be smaller than from the small and large gas turbine sectors.

Large Gas Turbines

   Market Description. The large gas turbine sector is comprised of turbines that generate more than 60 MW of electric power. These turbines are used by public utilities and wholesale generating companies to provide large quantities of power to serve utility loads or for resale in wholesale markets.

   In the last couple of years, the market for large gas turbines has demonstrated very high growth, with turbine manufacturers reporting significant sales increases and backlogs. According to Diesel & Gas Turbine Worldwide, there were 629 global orders for gas turbines greater than 60 MW during the year ended May 2001. While the market for large gas turbines has experienced a recent slowdown, due largely to economic factors in the U.S. in the second half of 2001, a February 2002 forecast by Forecast International estimates that the global market will remain in excess of 600 units per year between 2002 and 2011, suggesting continued long-term demand. The continuation of these high order levels is predicated on several factors including the need to replace aging generating plants, continued growth in the U.S. economy, and the environmental attractiveness of natural gas as a fuel when utilized to power highly efficient and clean gas turbine combined-cycle power plants. According to PowerData Group, Alstom Power, GE and Siemens Westinghouse together represent nearly all of this market on a unit basis.

   Products. Due to longer lead times required to apply Xonon to large gas turbines, we expect that Xonon modules for large gas turbines will not comprise a significant portion of our revenue until after 2005. We are working with GE to adapt Xonon for gas turbines it manufactures in this size range.

  . GE 7FA Turbine (170 MW). In November 1998, we signed a collaborative agreement with GE to develop the Xonon Cool Combustion system components for incorporation into GE's model 7EA and 7FA gas turbines. In December 1999, GE accepted an order from Enron specifying Xonon as the preferred emissions control system for three GE 7FA gas turbines intended for the Pastoria project in central California. Concurrent with this order, GE agreed to use commercially reasonable efforts to complete development, design and testing of the Xonon Cool Combustion system for GE 7FA turbines. As part of this order, Enron and GE had the right to substitute alternative emissions controls for any reason. In January 2001, we shipped Xonon modules to GE for rig testing in support of our 7FA program effort. Initial tests were promising and confirmed Xonon's ability to reduce NOx to ultra low levels in a high-firing temperature environment. Despite the positive test results, in the spring of 2001, we and GE decided that the delivery date of January 2003 selected for these turbines was too early to ensure that Xonon could be ready to meet the strict commercial warranties required under this contract, and GE exercised the option to substitute alternative emissions control technology. Since this substitution, we have continued Xonon development for the GE 7FA gas turbine.

Our Strategy

   Our goal is to make Xonon an industry standard as the preferred combustion system for all gas turbines and for similar applications. Our strategy for achieving this goal is as follows:

  . Continue to Develop Our OEM Relationships. We develop and sell Xonon combustion modules to gas turbine OEMs. We have entered into collaborative development and commercialization agreements with leading turbine manufacturers for the joint design and application of Xonon Cool Combustion technology to their turbines.

      We believe offering Xonon on their gas turbines gives OEMs a competitive advantage in new equipment sales. We also believe that Xonon module replacement services and the availability of Xonon as an upgrade for existing gas turbines will enhance the OEMs' service businesses. Once an OEM adopts Xonon combustion technology on one of its gas turbines, we will work to extend the Xonon combustion technology to other gas turbines in its product lines. We believe our existing collaborative relationships with OEMs place us at a considerable competitive advantage over other potential developers of catalytic combustion and competing technologies.

  . Market Currently Offered Xonon-Equipped Gas Turbines. During the early stages of commercialization, we work with our OEM partners and actively seek prospective users of Xonon-equipped gas turbines. We participate in the initial stages of discussions relating to their gas turbine orders. We also work with OEMs to identify situations where project circumstances are well suited for early adoption of Xonon.

  . Establish and Promote Xonon Brand Awareness. We believe that increased awareness of our Xonon Cool Combustion technology and its benefits among end-users will increase OEMs' incorporation of Xonon combustion systems across their product lines. We actively promote awareness of Xonon combustion systems among a broad audience through peer-reviewed technical articles, advertisements in trade journals, presentations at trade shows and other promotional activities. We establish brand awareness by targeting our marketing and product development activities to demonstrate the range of Xonon's benefits. We expect that the OEMs will market the Xonon combustion system under our Xonon brand.

  . Develop and Defend Our Intellectual Property and Broaden Our Technology Base. Our Xonon Cool Combustion technology is a proprietary technology protected by patents. We believe our intellectual property base and our accumulated experience in applying catalytic combustion to operating systems place us at a considerable advantage relative to other potential developers of catalytic combustion and competing technologies. We intend to continue technological development of Xonon to further extend catalyst life, gain experience with a wider set of gas turbine operating conditions and develop component design approaches for gas turbines under different operating conditions and combustion configurations.

  . Expand the Applications of Our Technology. We believe our technology is applicable to other types of gas turbines, such as microturbines and turbines incorporated in fuel cell-gas turbine hybrid power systems. We also believe our technology can be used in combustion systems other than gas turbines, such as diesel engines. We expect to continue research and development in these areas where technical and commercial factors appear encouraging.

  . Participate in the Development of Regulations. Federal, state and local air agencies are continually developing regulations and guidance affecting the permitting and operation of gas turbines. We participate in these development efforts by attending workshops and hearings, providing written comments to draft documents and participating in public forums, such as trade associations, as well as meeting with key individuals in regulatory agencies. We do this to ensure that the agencies are aware of Xonon's capabilities and limitations when creating regulations.

Recent Milestones Achieved

   The following is a summary of milestones that we have recently achieved.

 Date                                            Recent Milestones
 ----                                            -----------------

Q1 2000 Announced satisfaction of all EPA guidelines for an "achieved in practice" technology

Q2 2000 Agreed to pursue an amendment to our collaborative commercialization and license agreement with
        GE in order to commercialize the Xonon--equipped GE-10 gas turbine (formerly the Nuovo
        Pignone PGT10 turbine)

Q2 2000 Alliance Power signed preliminary agreement with GE to order up to six Xonon-equipped GE-10 gas turbines

Q2 2000 Enron Energy Services ordered three Xonon-equipped Kawasaki M1A-13X gas turbines

Q3 2000 Received distributed power generation research award from the DOE, which provided for additional
        R&D funding

Q3 2000 Received the EPA's first Clean Air Excellence Award in the Clean Air Technology category for impact, innovation and replicability

Q4 2000 Catalytica Energy Systems spun off as a new public entity from Catalytica, Inc.

Q4 2000 Entered into commercialization agreement with Kawasaki to supply Xonon-equipped Kawasaki turbines to the distributed generation market

Q1 2001 Received third party confirmation of Xonon's ultra-low emissions capabilities from the EPA's
        Environmental Technology Verification Program

Q2 2001 Achieved 8,000 hours of power production with a Xonon-equipped gas turbine operating at Silicon
        Valley Power

Q2 2001 Awarded a research and development cost sharing contract by the DOE to fund development of fuel reforming and fuel processing technology for use in transportation applications, which was increased to an aggregate $11.7 million

Q3 2001 Shipped first commercial Xonon units for incorporation into Kawasaki M1A-13X

Q3 2001 Completed follow-on public offering, raising $47.6 million in net proceeds to us through sale of
        4,250,000 shares

Q3 2001 Received notification of $3.0 million award from the CEC for expanded application of Xonon to a small, multi-can gas turbine

Q4 2001 Finalized agreement with Solar Turbines to develop Xonon-Equipped Taurus 60 gas turbines

Q4 2001 Opened new facility in Arizona to house dedicated commercial manufacturing operations

Manufacturing

   We currently manufacture both prototype and production Xonon modules at our facility in Mountain View, California. We believe that, with modest capital expenditures, we can expand our capabilities in Mountain View to supply a sufficient number of both development and production Xonon modules to satisfy our short-term needs. We plan to retain all proprietary manufacturing within our facilities and outsource the manufacturing of non-critical components to third party suppliers.

   We plan to use manufacturing cells for internal production. Our manufacturing cells consist of a sequence of manufacturing equipment arranged in a manner to allow the simultaneous production of three different varieties of Xonon modules on three separate coating lines. Certain equipment is common to all coating lines, such as ovens, rollers and other support equipment. Our cells are designed to produce all varieties of Xonon modules. Our first manufacturing cell located at our Mountain View facility was developed in 1999 with a single coating line, and has demonstrated initial production of commercial-quality modules. Since we are able to manufacture our Xonon modules much more quickly than gas turbines are manufactured, we anticipate that we will be able to accommodate demand for our modules.

   Based on our commercialization plan, we anticipate that our existing facilities will provide sufficient capacity through 2002. We anticipate achieving production efficiencies as commercial production volume increases over the next three years. In addition, we will expand our production capabilities at our new facility in the Phoenix metropolitan area, which is expected to come on-line by the end of 2002. Upon initiation of production in our new facility, our focus will be manufacturing commercial modules at our Phoenix area facility, with the Mountain View facility serving primarily for the manufacture of prototype and development modules, and as a back-up site for commercial manufacturing. Over the long term, we intend to manufacture our modules in high commercial volumes at our production facility in Arizona.

   We manage our supply of critical materials through dual-sourcing procurement, strategic inventory control and identification of substitute materials. We purchase metal fabrication components from suppliers already supplying similar components to the turbine OEMs. Other materials required for Xonon module production are sourced from the specialty chemicals and specialty metals industries. We expect these components and materials to have lead times of under four months at full production quantities. In the case of all of our components and materials, with the exception of one, a high temperature steel alloy, we have identified either alternative suppliers or substitute materials. The alloy's primary use is in the jet aircraft and turbine industries, and we believe that at full production levels our requirements would represent less than 5% of our supplier's present demand. We believe the continuing supply of this material will be ensured by its demand in its primary market. We are also evaluating substitute materials for this alloy.

   We expect the Xonon modules to be returned to us at the end of their useful life. We expect to reclaim, reuse or recycle most components of the module, particularly the precious metals palladium and platinum, in order to reduce our costs and protect ourselves against the volatility of precious metal prices.

   In the fourth quarter of 1999, we earned ISO 9001 Registration from Underwriters Laboratories, Inc. for the design and manufacture of Xonon modules. The ISO series standards are internationally recognized quality management system requirements developed by the International Organization of Standardization, or ISO. ISO 9001 is the most comprehensive standard in the ISO 9000 series.

   In addition to our manufacturing facilities, we operate facilities used for testing and developing our technologies. We have catalyst test facilities, including two combustion test rigs, at our site in Mountain View, California. These facilities are capable of testing catalysts at a range of gas turbine operating conditions representative of most gas turbines that are presently manufactured. We have additional facilities for the testing of critical combustor components such as preburners and mixers.

Technology

   In a gas turbine system, a fuel, often natural gas but also other hydrocarbons, is burned in a chamber with air compressed by the gas turbine's compressor. This heat energy is then converted to mechanical energy in the turbine section to drive an electric generator or other device.

   In a conventional gas turbine combustion system, fuel is injected into a combustion chamber that is filled with compressed air. The fuel-air mixture burns at a high temperature. NOx is formed when the nitrogen present in the air is exposed to very high temperatures, such as those in a flame. As a result, NOx concentrations reach over 100 ppm in the gas turbine exhaust. Over the past twenty years systems have been developed which reduce the temperature at which the fuel is burned by altering the composition of the fuel; most often by using water, steam or air to dilute the concentration of fuel in the combustor before it is mixed with the compressed air and burned. As the fuel-air mixture becomes leaner, the combustion temperature lowers, thus reducing the NOx emissions. These systems are generically called "lean pre-mix" combustion systems. Today most gas turbines are manufactured with a version of this type of system that uses air to dilute the mixture and are known as "dry low NOx" systems.

   However, the combustion temperature must be sufficiently hot to prevent the flame from flickering or being extinguished. In practice this has limited the lean pre-mix systems to operating at NOx levels no lower than approximately 9 ppm for the very best commercial systems using air and approximately 25 ppm for those using steam or water.

   The Xonon system combusts the fuel using a different principle. Instead of heating the fuel-air mixture in a flame until it is hot enough to burn, Xonon passes this mixture over a chemical catalyst that causes the combustion reaction to take place at much lower temperatures. About half the fuel is combusted in the catalyst. The remaining fuel is combusted downstream of the catalyst in a homogeneous reaction, also at a temperature low enough to prevent formation of significant amounts of NOx. The resulting concentration of NOx in the gas turbine exhaust will be in the range of 1 to 5 ppm and below 3 ppm in most gas turbines built today.

Competition

   We expect Xonon-equipped gas turbines to compete with turbines outfitted with current emissions reduction technologies, including lean pre-mix combustion and conventional exhaust cleanup systems. Lean pre-mix combustion systems are manufactured and provided by gas turbine OEMs as part of their turbine product line. These gas turbine OEMs represent the potential customer base for our Xonon modules, and we expect to rely upon them to distribute Xonon-equipped turbines to end-users. We expect that OEMs will continue to develop technologies that may compete with ours.

   Third parties, including Cormatech, Engelhard, EmeraChem, Mitsubishi and Siemens, manufacture conventional exhaust cleanup systems. End-users generally purchase these systems directly from the manufacturers, through packagers, or from vendors of heat recovery steam generation equipment. Gas turbine OEMs do not function as intermediaries in these transactions and do not receive any economic value from the sale of exhaust systems.

   We expect that gas turbine OEMs will choose to purchase Xonon modules and distribute Xonon-equipped turbines despite the fact that Xonon represents a direct competitive challenge to their existing emissions control products. We believe this will be the case for two reasons. First, Xonon combustion systems achieve ultra-low emissions at lower costs than competing technologies. Based on this cost differential, turbines that incorporate Xonon Cool Combustion technology should offer a significant competitive advantage over turbines equipped with conventional emissions control technology. Incorporation of Xonon Cool Combustion technology, therefore, enhances the OEM's product line and offers the potential for the turbine OEM to gain market share from competitors whose turbines do not incorporate Xonon Cool Combustion technology. Second, incorporating Xonon into its turbines should allow the OEM to capture a larger portion of the economics associated with pollution control. Currently, most OEMs do not capture the portion of economics associated with exhaust cleanup systems. Because Xonon replaces lean pre-mix technology and eliminates the need for exhaust cleanup systems, its incorporation in the turbine allows OEMs to capture a larger portion of the economic value associated with emissions reduction.

   Over time, the Xonon combustion system may also face competition from new entrants to the market for emissions reduction. New entrants may eventually develop competing technologies, catalytic or otherwise, that also achieve ultra-low emissions on a cost-effective basis. For example, Precision Combustion, Inc., or PCI, has indicated on its web site that it is working with Siemens Westinghouse, Honeywell and Solar Turbines.

New Technology Development

   We believe that our proprietary catalytic technology has significant market opportunities in energy production applications outside of gas turbines. As a result, we are pursuing new product development efforts, which leverage our proprietary Xonon catalyst technology.

   In July 2001, we were selected by the DOE for an $11.2 million cost-shared contract to help fund the development of a compact fuel processor capable of operating on multiple fuels for use with fuel cells in transportation applications. In September 2001, this contract amount was increased to $11.7 million. The 48-month development effort commenced in October 2001 in association with the National Fuel Cell Research Center, whom we have engaged as a sub-contractor. The program will focus on delivering a compact fuel-flexible fuel processor prototype to be used with Proton Exchange Membrane ("PEM") fuel cells in an automotive application. The availability of a cost-effective, compact system that can convert conventional fuels, such as gasoline, to hydrogen to power fuel cells remains one of the barriers to widespread commercialization of fuel cell use in automobiles. We believe that the low volume and weight enabled by our technology, combined with our technology's high efficiencies and rapid transient response, could provide a solution to this problem.

   We are also pursuing the application of our Xonon technology for diesel engines. In 2001, we commenced development of a prototype reductant generator designed to enable over-the-road diesel trucks to meet the stringent 2007 EPA emission requirements by significantly improving NOx storage and release technology. While current NOx trap technology has been proven to reduce NOx emissions in diesel engines, certain operating constraints persist. These operating issues include significant performance limitations and a negative impact on fuel economy. We believe that the use of our technology will solve these issues by enabling enhanced regeneration of NOx traps for improved performance and fuel efficiency. The goal of the combined system is to reduce NOx by 90 to 95%.

   In 2001, we spent $14.6 million on research and development activities of which approximately $11.7 million was related to customer and government sponsored programs in which we received $5.5 million of cost reimbursement.

Intellectual Property

   We rely on a combination of patents, trade secrets, trademarks, copyrights and contracts to protect our proprietary technology, including the Xonon Cool Combustion system. Our intellectual property strategy is to identify key intellectual property developed by us in order to protect it in a timely and effective manner, and to use and assert such intellectual property to our competitive advantage in the catalytic combustion business. Intellectual property includes proprietary technology, know-how, business strategies and market information. An objective of our intellectual property strategy is to enable us to be first to market with proprietary technology and to sustain a long-term technological lead in the market.

   We use patents as the primary means of protecting our technological advances and innovations. We have adopted a proactive approach to identifying patentable inventions and securing patent protection through the timely filing and aggressive prosecution of patent applications. Our employees participate in a comprehensive invention disclosure program involving preparation of written invention memoranda and preservation of supporting laboratory records. Patent applications are filed in various jurisdictions internationally, which are carefully chosen based on the likely value and enforceability of intellectual property rights in those jurisdictions, and to strategically reflect our anticipated major markets.

   As of December 31, 2001, we either owned (exclusively or jointly), held exclusive license rights from third parties for, or held license rights from affiliates for 24 U.S. patents and 49 international registered patents. Additional domestic and international patent applications are currently in preparation. Among other things, our patents cover our proprietary Xonon Cool Combustion system designs, catalyst compositions, new materials, manufacturing processes, operating techniques, methods of control, combustor components and combustor system designs.

   We believe that we have developed a significant international patent portfolio. We have filed an increasing number of patent applications each year, and we anticipate that this trend will continue. We actively monitor the patent position, technical developments and market activities of our competitors. We expect that our growing patent portfolio, especially when coupled with a strong enforcement program, will provide us with a significant advantage over our competitors. We plan to vigorously defend our intellectual property.

   Portions of our know-how are also protected as trade secrets and supported through contractual agreements with our employees, suppliers, partners and customers. We aggressively protect our intellectual property rights in our collaboration agreements with a view to capturing maximum value from our products in our markets and ensuring a competitive advantage.

Other Businesses

  NovoDynamics, Inc.

   In July 2000, we formed Catalytica NovoTec Inc. ("NovoTec") as a wholly owned subsidiary. NovoTec was formed to develop improved catalytic processes employing proprietary high speed testing and computer learning technologies. In January 2001, all operations in NovoTec were ceased and assets contributed to NovoTec were used to purchase equity in NovoDynamics, Inc. ("NovoDynamics"). We currently own approximately 34.4% of NovoDynamics' outstanding equity.

  Sud-Chemie Catalytica, L.L.C.

   In 1998, Catalytica Advanced Technologies, which was merged into us in December 2000, formed a joint venture with United Catalysts, Inc., a division of Sud-Chemie Group, to form Sud-Chemie Catalytica. The joint venture was formed to custom manufacture organometallic catalysts. Formerly named Single-Site Catalysts, the name was changed to Sud-Chemie Catalytica in March 2000 to more closely identify the company with the parents of the joint venture. This joint venture is currently winding down. The operating agreement for this joint venture does not require any further capital contributions by Catalytica Advanced Technologies or us beyond the initial $0.15 million contribution. We do not expect to incur further losses as we do not intend to make any additional capital contributions.

Facilities

   We lease approximately 85,000 square feet in Mountain View, California pursuant to a lease that expires in December 2003, with a five-year option for renewal. We currently sublease approximately 20,000 square feet at this site.

   In 2001, we expanded our manufacturing facilities and initiated relocation of our headquarters to Gilbert, Arizona under a lease for approximately 43,000 square feet. In December 2001, we entered into an option agreement to purchase this site. In March 2002, we completed the purchase of this facility.

   We lease an additional 5,300 square foot facility in Scottsdale, Arizona, which is entirely subleased. This lease expires in August 2003.

Human Resources

   As of December 31, 2001, we employed 96 persons. None of our employees is represented by a labor union. We believe our relations with our employees are good.

  Directors, Executive Officers and Key Employees

   Our directors, executive officers and key employees are as follows:

Name                 Age Position with Catalytica Energy Systems
----                 --- ---------------------------------------
Ricardo B. Levy.....  57 Chairman of the Board and Director
Craig N. Kitchen....  51 President and Chief Executive Officer and Director
Ralph A. Dalla Betta  57 Chief Technology Officer and Vice President, Technology
Dennis S. Riebe.....  59 Chief Financial Officer
Patrick T. Conroy...  56 Senior Vice President, Product Development
William B. Ellis....  61 Director
Frederick M. O'Such.  64 Director
John A. Urquhart....  73 Director
Ernest Mario........  63 Director
Howard I. Hoffen....  38 Director
Susan F. Tierney....  50 Director
Peter Cartwright....  72 Director

   Ricardo B. Levy, Ph.D. joined our board of directors in June 1995 as chairman of the board. He was a founder of Catalytica, Inc., and was a director of Catalytica, Inc. from 1974 to December 2000. He served as chief operating officer from Catalytica, Inc.'s inception in 1974 until August 1991. He served as president and chief executive officer of Catalytica, Inc. from August 1991 until December 2000. Before founding Catalytica, Inc., Dr. Levy was a founding member of Exxon's chemical physics research team. Dr. Levy also serves on the board of directors of the public companies, Pharmacopeia, Inc. and StemCells, Inc., and is a director of a privately held company. Dr. Levy has an M.S. from Princeton University and a Ph.D. in chemical engineering from Stanford University. Dr. Levy is an alumnus of Princeton and Harvard University's Executive Management Program.

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

   Patrick T. Conroy has served as our senior vice president, product development since September 1998. Since October 1997, Mr. Conroy has served as president and chief executive officer of GENXON Power Systems LLC. From 1971 until February 1997, Mr. Conroy was employed by Westinghouse Electric Corporation in the nuclear energy and power generation businesses. Significant positions during his tenure at Westinghouse included four years as operations manager of the nuclear service business and six years as general manager of the power generation service business. He was also the senior sales executive for Westinghouse's power generation business in Europe, the Middle East and Africa and president of a joint venture with Rolls Royce Industrial Power. Mr. Conroy holds a B.S. in marine engineering from the US Merchant Marine Academy (Kings Point) and has completed graduate work in business administration at Widener University.

   William B. Ellis joined our board of directors in September 1995. Mr. Ellis is a senior fellow of the Yale University School of Forestry and Environmental Studies. Mr. Ellis retired as chairman of Northeast Utilities in 1995, where he also served as chief executive officer from 1983 to 1993. Mr. Ellis joined Northeast Utilities in 1976 as its chief financial officer. Mr. Ellis was a consultant with McKinsey & Co. from 1969 to 1976 and was a principal in that firm from 1975 to 1976. Mr. Ellis serves on the board of directors of the Massachusetts Mutual Life Insurance Company and on the Pew Center on Global Climate Change. He has a Ph.D. in chemical engineering from the University of Maryland.

   Frederick M. O'Such joined our board of directors in 1995. From 1986 until 2001, Mr. O'Such served as president and chief executive officer of Xertex Capital. From 1981 to 1986, Mr. O'Such served as chief executive officer of Xertex Corporation. From 1970 to 1981, Mr. O'Such served as group president and vice president, corporate development with Envirotech Corporation. He served as group vice president with Gulton Industries, Inc. from 1963 to 1970. Mr. O'Such is a member of several boards of directors, including Herrick-Pacific Corporation. Mr. O'Such holds a B.S. in chemical engineering from Lehigh University and an M.B.A. from Harvard University.

   John A. Urquhart joined our board of directors in April 1997. Mr. Urquhart serves on a number of other boards of directors, including those of the following public companies: Hubbell Incorporated, TECO Energy, Inc., and Tampa Electric Co. He served as a senior advisor to the chairman of Enron Corp. from 1998 until 2001, and also served as the vice chairman of Enron from 1990 to 1998. He previously served as the senior vice president/executive vice president of industrial and power systems at General Electric. In addition, he served five years as a committee member on the board of the United States Council for Energy Awareness. Mr. Urquhart holds a B.S. in engineering from the Virginia Polytechnic Institute.

   Ernest Mario, Ph.D. joined our board of directors in September 2000. Dr. Mario is currently Chairman and Chief Executive Officer of Apothogen, Inc. Prior to joining Apothogen, Inc. in January 2002, Dr. Mario was Chairman and Chief Executive Officer of ALZA Corp. until July 1993. From July 1993 Dr. Mario served as deputy chairman and chief executive officer of Glaxo Holding p.l.c., having served in a variety of executive positions with Glaxo, Inc. beginning in 1986. From 1977 to 1984, he held various executive level positions with Squibb Corporation, ending as president and chief executive officer of Squibb Medical Products. Dr. Mario is a member of the board of directors of several companies, including the following public companies: SonoSite, COR Therapeutics, Orchid BioSciences, Inc. and Pharmaceutical Product Development Co. Dr. Mario has a Ph.D. and an M.S. in physical sciences from the University of Rhode Island and a B.S. in pharmacy from Rutgers University.

   Howard I. Hoffen joined our board of directors in September 2000. Mr. Hoffen is currently the Chairman and Chief Executive Officer of Morgan Stanley Private Equity, and has been a Managing Director of Morgan Stanley & Co., Incorporated since 1997. He joined Morgan Stanley & Co., Incorporated in 1985 and Morgan Stanley Private Equity in 1986. Mr. Hoffen also serves on a number of boards of directors, including the boards of the public companies, Allegiance Telecom, Inc. and Choice One Communications, Inc., and is a director of several privately held companies. Mr. Hoffen has a B.S. from Columbia University and an M.B.A. from the Harvard Business School.

   Susan F. Tierney, Ph.D. joined our board of directors in December 2000. Dr. Tierney is currently the Senior Vice President of Lexecon Inc. Dr. Tierney is chairman of the board of directors of The Energy Foundation and the Energy Innovations Institute, non-profit organizations. Additionally, she is a director of the following non-profit organizations: Electric Power Research Institute, Clean Air-Cool Planet, and the Northeast States Clean Air Foundation. Before joining Lexecon (and its predecessor company, the Economics Resource Group) in November 1995, Dr. Tierney served in senior positions in federal and state government from 1983 until 1995. Previously, she was an assistant professor at the University of California, Irvine from 1978 until 1982. Dr. Tierney has a Ph.D. in public policy and planning, a Masters degree in regional planning from Cornell University, and a bachelor's degree from Scripps College.

   Peter Cartwright joined our board of directors in December 2001. Mr. Cartwright currently serves as a director as well as the President and Chief Executive Officer of Calpine, Inc., which he founded in 1984. From 1979 to 1984, Mr. Cartwright was Vice President and General Manager of Gibbs & Hill, Inc.'s Western Regional Office. From 1960 to 1979, Mr. Cartwright worked for General Electric Corporation's Nuclear Energy Division. Mr. Cartwright obtained a Master of Science Degree in Civil Engineering from Columbia University in 1953 and a Bachelor of Science Degree in Geological Engineering from Princeton University in 1952.

Item 2.  PROPERTIES

   Our research and development facility is based in Mountain View, California, occupying four buildings covering approximately 85,000 square feet. Our lease expires on December 31, 2003, with a five-year option for renewal. We currently sublease approximately 20,000 square feet at this site.

   In 2001, we initiated relocation of our headquarters to Gilbert, Arizona and expanded our future manufacturing facilities under a seven-year lease for approximately 43,000 square feet. In December 2001, we entered into an option agreement to purchase this site. In March 2002, we completed the purchase of this facility. We believe that our existing facilities are adequate for the Company's present needs.

   We lease an additional 5,300 square foot facility in Scottsdale, Arizona, which is entirely subleased. This lease expires in August 2003.

Item 3.  LEGAL PROCEEDINGS

   On August 14, 2000, the City of Glendale filed a complaint against us, Catalytica, Inc. and GENXON Power Systems, Inc. a then 50/50 joint venture between us and Woodward Governor Company ("WGC"), in Los Angeles County Superior Court. The case has been transferred to the Orange County Superior Court, Case No. 00CC13002. The first amended complaint asserts claims against all defendants for breach of contract, breach of the covenant of good faith and fair dealing, fraud and negligent misrepresentation arising out of defendants' failure to complete its performance under a Technical Services Agreement between the City of Glendale and Catalytica, Inc. providing for the retrofit of the FT4 engine with the FT4 Xonon Combustion System. The City of Glendale seeks compensatory damages in excess of $7,500,000 and punitive damages. On May 31, 2001, we filed an answer to the first amended complaint. We have agreed to indemnify Catalytica, Inc. for any costs associated with this matter.

   In March 2002, the parties entered into a settlement agreement with respect to this matter. Under the terms of the settlement agreement, we will pay the City of Glendale $3.0 million, and all parties will dismiss and release all claims. Under the terms of an agreement with WGC, WGC is obligated to reimburse us for $1.5 million of this amount. On March 27, 2002, we were notified by WGC that it was disputing the amount of its reimbursement obligation to us. We believe that we are entitled to reimbursement of the entire $1.5 million pursuant to the terms of our agreement with WGC and intend to pursue such reimbursement.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year covered by this report.

                                    PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

Common Stock

   Our common stock is listed on the Nasdaq National Market under the symbol "CESI." The following table sets forth high and low trading prices per share for our common stock as quoted on the Nasdaq National Market for the period from December 18, 2000 (the effective date of our spin-off) until December 31, 2000 and for each quarter of 2001. Such prices represent interdealer prices and do not include retail mark-ups or mark-downs or commissions and may not represent actual transactions.

                              December 18,  Quarter  Quarter     Quarter      Quarter
                              2000 through   ended    ended       ended        ended
                              December 31, March 31, June 30, September 30, December 31,
                                  2000       2001      2001       2001          2001
                              ------------ --------- -------- ------------- ------------
Common stock price per share:
   High......................   $19.500     $20.937   $24.00     $20.57        $9.15
   Low.......................    12.625      12.125    14.35       5.40         4.00

   As of March 20, 2002, there were approximately 661 holders of record of our common stock, as shown on the records of our transfer agent. The number of record holders does not include shares held in "street name" through brokers.

Dividend Policy

   We have never paid cash dividends on our common stock or any other securities. We anticipate that we will retain any future earnings for use in the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

Use of Proceeds from Registered Securities

   On August 8, 2001, we and a selling stockholder offered an aggregate 5,000,000 shares of our common stock, par value $0.001 per share, at a per share price to the public of $12.18 in a firm commitment underwritten public offering. Of these shares, 4,250,000 were sold by us and 750,000 were sold by an existing stockholder. The offering was effected pursuant to a Registration Statement on Form S-1 (Registration No.333-64682), which the Securities and Exchange Commission declared effective on August 7, 2001. Goldman, Sachs & Co., Merrill Lynch & Co. and Credit Suisse First Boston were the lead underwriters for the offering.

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

   From the date of receipt through December 31, 2001, our net proceeds from this offering were used to develop and commercialize our Xonon Cool Combustion technology, establish our commercial manufacturing facility in the Phoenix metropolitan area, and for general corporate purposes.

Shareholder Rights Plan

   On January 29, 2002, our Board of Directors adopted a Shareholder Rights Plan. Under this plan, we will distribute Preferred Stock Purchase Rights as a dividend at the rate of one Right for each share of our common stock held by stockholders of record as of February 20, 2002 (the "Record Date"). The Board of Directors also authorized the issuance of Rights for each share of common stock issued after the Record Date, until the occurrence of certain specified events. The Shareholder Rights Plan was adopted to provide protection to stockholders in the event of an unsolicited attempt to acquire us. Each Right will entitle the registered holder to purchase from us one one-thousandth of a share of Series A Preferred stock at an exercise price of $45, subject to adjustment.

   The Rights are not exercisable until triggered by certain conditions including the acquisition of beneficial ownership of 15% of our common stock. However, Morgan Stanley Capital Partners III, L.P. ("MSCP"), and its affiliates may acquire up to 21.5% of our common stock without triggering the Rights. If the Rights are triggered then each holder of a Right which has not been exercised (other than Rights beneficially owned by the Acquiring Person) will have the right to receive, upon exercise, voting Common Shares having a value equal to two times the Purchase Price.

   We are entitled to redeem the Rights, for $0.001 per Right, at the discretion of our Board of Directors, until certain specified times. We may also require the exchange of Rights, under certain additional circumstances. We also have the ability to amend the Rights, subject to certain limitations.

Item 6.  SELECTED FINANCIAL DATA

   The following tables contain selected financial data as of and for each of the five years ended December 31, 1997, 1998, 1999, 2000 and 2001 derived from our financial statements. The selected financial data are qualified by reference to, and should be read in conjunction with, our financial statements and the notes to those financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations. No cash dividends were declared in any of the periods presented.

                                                         Years ended December 31,
                                             -----------------------------------------------
                                               1997     1998      1999      2000      2001
                                             --------  -------  --------  --------  --------
                                                  (in thousands, except per share data)
Statement of Operations Data:
   Research and development contracts....... $  5,139  $ 6,279  $  3,053  $  5,487  $  5,523
                                             --------  -------  --------  --------  --------
Costs and expenses:
   Research and development(1)..............    6,009    9,313     9,627    11,277    14,622
   Selling general and administrative.......      671    1,269     3,536     5,356     7,017
   Spin-off and related transaction
     costs..................................       --       --        --     5,304        --
   Legal settlements........................       --       --     1,250        --     3,250
                                             --------  -------  --------  --------  --------
       Total costs and expenses.............    6,680   10,582    14,413    21,937    24,889
                                             --------  -------  --------  --------  --------
Operating loss..............................   (1,541)  (4,303)  (11,360)  (16,450)  (19,366)
Loss on equity investments..................   (4,355)  (3,826)   (1,133)     (236)     (707)
Impairment charge to implied goodwill
  of an equity investment...................       --       --        --        --    (2,145)
Interest income.............................       --    1,409     1,041       886     2,672
Interest expense............................     (374)    (177)     (278)     (110)      (43)
                                             --------  -------  --------  --------  --------
Net loss.................................... $ (6,270) $(6,897) $(11,730) $(15,910) $(19,589)
                                             ========  =======  ========  ========  ========
Basic and diluted net loss per share(2).....       --       --        --  $ (15.91) $  (1.33)
                                             ========  =======  ========  ========  ========
Weighted average shares used for above
  calculation...............................       --       --        --     1,000    14,747
                                             ========  =======  ========  ========  ========

                                                               December 31,
                                             -----------------------------------------------
                                               1997     1998      1999      2000      2001
                                             --------  -------  --------  --------  --------
Combined Balance Sheet Data:
   Cash, cash equivalents and short term
     investments............................ $     --  $22,847  $ 16,032  $ 58,712  $ 87,647
       Total assets.........................    2,871   28,520    19,840    67,772    95,140
       Total stockholders' equity
         (deficit)..........................  (15,198)  24,137    12,552    57,470    86,722

--------
(1) See Note 2 to the financial statements.
(2) Since we did not have a formal capital structure until December 2000, loss per share information prior to that date has not been presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act, which involve risks and uncertainties including but not limited to those statements containing the words "believes", "anticipates", "estimates", "expects", and words of similar import, regarding the Company's strategy, financial performance and revenue sources. The Company's actual results could differ materially from the results anticipated in these forward- looking statements as a result of certain factors including those set forth under "Risks That Could Affect Our Financial Condition and Results of Operations" and elsewhere in this report. The Company undertakes no obligation to update publicly any forward-looking statements to reflect new information, events or circumstances after the date of this release or to reflect the occurrence of unanticipated events. See "Forward-Looking Statements".

Overview

   We design and develop advanced products for cleaner energy production. Our first product, the Xonon Cool Combustion system, prevents the formation nitrogen oxides (NOx), a significant air pollutant in stationary gas turbines that are used primarily for electric power generation. Our Xonon system is the only commercially available pollution prevention technology proven to achieve ultra-low emissions during combustion.

   In December 2000, we and Catalytica Advanced Technologies, Inc. ("CAT") were combined, and all of the shares of the combined company were distributed on a pro rata basis by Catalytica, Inc. to its stockholders.

   In our early stage of development we were engaged in developing, manufacturing and marketing technologies that use catalysts to measure the existence of harmful pollutants. In 1995, we ceased efforts to develop measurement products and disposed of related assets in 1996. Prior to our combination with Catalytica Advanced Technologies, new technologies were developed through Catalytica Advanced Technologies. In July 2000, we formed Catalytica NovoTec Inc. ("NovoTec") to develop improved catalytic processes employing proprietary high speed testing and computer learning technologies. In January 2001, all operations in NovoTec were ceased.

   Our costs to date, excluding costs associated with the discontinued product line of Advanced Sensor Devices ("ASD"), an inactive subsidiary of Catalytica Energy, have primarily consisted of expenses to support Xonon development. We expect to increase our research and development expenses to further commercialize Xonon. As we begin to fulfill commercial orders, we will incur cost of goods sold expenses. Costs associated with Catalytica Advanced Technologies to date have primarily consisted of expenses to support contracted research.

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

Results of Operations

Comparison of the years ended December 31, 1999, December 31, 2000, and December 31, 2001.

  Revenue

                                         For the year ended
                                            December 31,       Annual % Change
                                        -------------------- ------------------
                                         1999   2000   2001  2000/1999 2001/2000
                                        ------ ------ ------ --------- ---------
                                           (in thousands)
Total revenue.......................... $3,053 $5,487 $5,523    80%       0.7%

   Revenue remained relatively flat for the twelve months ended December 31, 2001, compared with the twelve months ended December 31, 2000. Revenue of funded external research related to Catalytica Advanced Technologies decreased, as anticipated, due to the merger with us and subsequent elimination of most of Catalytica Advanced Technologies' efforts. This decrease was entirely offset by increased research funding of Xonon efforts through the DOE.

   Revenue increased 80% for the twelve months ended December 31, 2000, compared with the twelve months ended December 31, 1999. This increase was principally due to securing $2.7 million of additional external development funding for Xonon development programs in 2000. During 2000 we received $2.9 million of revenue related to GE programs. This increase was slightly offset by a $0.3 million decrease in external funding related to Catalytica Advanced Technologies' revenues as it decreased its emphasis on contract research and focused its efforts on development of new business opportunities.

  Costs and Expenses

                                                     For the year ended
                                                        December 31,        Annual % Change
                                                   ---------------------- ------------------
                                                    1999   2000    2001   2000/1999 2001/2000
                                                   ------ ------- ------- --------- ---------
                                                       (in thousands)
Research and development (includes allocated
  costs from Catalytica, Inc. of $2,045, $1,678,
  and $0 for the years ended December 31, 1999,
  2000, and 2001, respectively)................... $9,627 $11,277 $14,622    17%        30%

Selling, general and administrative (includes
  allocated costs from Catalytica, Inc. of $1,052,
  $875, and $0 for the years ended December 31,
  1999, 2000, and 2001, respectively).............  3,536   5,356   7,017    51%        31%

Spin-off and related transaction costs............     --   5,304      --    --         --

Legal settlements.................................  1,250      --   3,250    --         --

   Research and Development ("R&D") R&D expense includes compensation and benefits for engineering staff, expenses for contract engineers, materials to build prototype units, fees paid to outside suppliers for subcontracted components and services, supplies used and facility-related costs. We expense all R&D costs as incurred.

   For the twelve months ended December 31, 2001, R&D expenses increased $3.3 million or 30% compared to the same period of 2000. This increase includes $1.4 million related to increased R&D staffing, $0.5 million of additional material costs incurred to accelerate the development of Xonon technology, and $0.3 million related to the production of development units. R&D expenses are expected to grow in the future as we continue to invest in our R&D capabilities and participate in cost reimbursable government funded programs. In 2001, we spent $14.6 million on R&D activities of which approximately $11.7 million was related to customer and government sponsored programs in which we received $5.5 million of cost reimbursement.

   In December 1999, we agreed to advance cash to an affiliate of Enron Corporation ("Enron") in order to accelerate the development of Xonon Cool Combustion applications for gas turbines. In exchange, Enron obligated itself to repay any advances at the end of nine months in either cash or "turbine credits." Under the arrangement, if certain conditions were met, Enron could gain the unilateral right to select whether it would repay our advances with cash or settle them through turbine credits. The turbine credits entitle the holder to a dollar-for-dollar credit on the purchase of certain turbines that specify the use of our Xonon system. Because Enron could gain the right to use the turbine credits to settle the advances and because we were unable to reasonably estimate the amount we would ultimately realize if Enron used turbine credits to settle the advances, we recorded a $1.2 million provision, which was equal to the amount advanced by us to Enron at December 31, 1999. In March 2000, the agreement was amended and Enron reimbursed us in cash for approximately $1.1 million of the previous advance. Accordingly, that amount was recorded in the first quarter of 2000 as a reduction of related R&D expense.

   R&D expense increased 17% for the twelve months ended December 31, 2000, compared with the twelve months ended December 31, 1999. Once the prototype development program of our then 50% owned GENXON joint venture was completed in June 1999, the engineering efforts relating to additional catalyst system testing and development were conducted principally by us and consequently resulted in our having increased R&D costs of approximately $2.0 million in 2000 over 1999. The increase in R&D expenditures was also attributable to an increase of $2.0 million from Xonon development programs.

   Through the end of the second quarter of 1999, a significant portion of our research activity was conducted on behalf of GENXON (see "Loss on Equity Investments"). As a result, some R&D costs were incurred by GENXON rather than by us. The following amounts of R&D expenses were incurred by us (under our contract with GENXON) and charged to GENXON: none in 2001 and 2000, and $2.0 million in 1999. Additionally, GENXON incurred other significant R&D costs reflected in the GENXON financial statements. Once GENXON completed its final program in June 1999, all further R&D efforts were conducted principally by us and consequently are reflected in our R&D costs. Until December 2001, we accounted for losses of our equity investments in GENXON under the equity method of accounting, at which time we obtained 100% ownership in GENXON and consolidated GENXON in our financial statements.

   Selling, General and Administrative ("SG&A") expenses include compensation, benefits and related costs in support of corporate functions, which include management, business development, marketing, human resources, sales, finance, and allocated facilities costs. Prior to December 15, 2000, SG&A expenses included charges by Catalytica, Inc. for various costs paid by Catalytica, Inc. on our behalf, including facilities, finance, legal, human resources, pension and other expenses. Charges for those services had been allocated based upon square footage, usage, headcount and other methods that management believes to be reasonable.

   For the twelve months ended December 31, 2001, the increase of 31% in SG&A primarily resulted from a payment of $0.9 million of severance and loan forgiveness to a former officer in the third quarter of 2000, offset by $0.4 million in severance costs associated with the resignation of two officers in 2001, $0.2 million associated with the discontinuation of NovoTec's operations, $0.8 million associated with the expansion of our Arizona office, $0.4 million of restructuring costs, and $1.7 million of increased marketing, finance and administration costs related to the commercialization of Xonon and operations as a new stand alone company in 2001. We expect SG&A expenses to increase in the future as we enter later stages of commercialization of our products.

   In the third quarter of 2000, we incurred $1.2 million of expenses associated with our spin-off from Catalytica, Inc. on December 15, 2000. During December 2000, we incurred additional spin-off related transaction costs of $4.1 million. In the third quarter of 2001, a related credit of $0.9 million, negotiated pursuant to an agreement with our investment bankers to provide service for our follow-on offering, was recorded as a reduction of SG&A costs.

   SG&A expenses increased 51% for the twelve months ended December 31, 2000, compared with the twelve months ended December 31, 1999. This increase resulted from $0.9 million in severance costs associated with the resignation of our former President and Chief Executive Officer. In addition, $0.9 million of the increase was due to increased staffing and administration costs of which $0.3 million was related to the commercialization of Xonon and $0.6 million was related to NovoTec, our subsidiary, which was formed in June 2000. Additionally, we recorded $5.3 million in transaction costs in the third and fourth quarters of 2000, related to our spin-off.

   In March 2002, we entered into a settlement agreement to settle a matter between us and the City of Glendale. Under the terms of the settlement agreement, we will pay the City of Glendale $3.0 million, and all parties will dismiss and release all claims. Under the terms of an agreement with Woodward Governor Company ("WGC"), WGC is obligated to reimburse us for $1.5 million of this amount. We have recorded a net reserve of $1.5 million as of December 31, 2001, to accrue for the settlement of this matter of which $0.25 million was reserved in 2001 and $1.25 million was reserved in 1999. On March 27, 2002, we were notified by WGC that it was disputing the amount of its reimbursement obligation to us. We believe that we are entitled to reimbursement of the entire $1.5 million pursuant to the terms of our agreement with WGC and intend to pursue such reimbursement.

   In September 2001, we signed a $3.0 million cash settlement with AGC Manufacturing Services, Inc. and AGC Project Development, Inc. (collectively referred to as "AGC") to be paid over a 22-month period in connection with a demand for arbitration filed by AGC with respect to a contract dispute. We recorded the $3.0 million settlement amount in our financial statements for the quarter ended September 30, 2001. The first $1.5 million settlement installment was paid to AGC during the twelve months ended December 31, 2001. The $1.5 million balance will be paid to AGC in quarterly installments through June 30, 2003.

  Loss on Equity Investments

                                                  For the year ended
                                                     December 31,      Annual % Change
                                                  ------------------ ------------------
                                                   1999   2000  2001 2000/1999 2001/2000
                                                  ------  ----  ---- --------- ---------
                                                    (in thousands)
Loss on equity investments....................... $1,133  $236  $707    (79)%     200%

   NovoDynamics. In March 2001, we entered into agreements to invest $2.3 million in NovoDynamics. This amount consisted of $1.8 million in cash, forgiveness of a $0.2 million advance made to Nonlinear Dynamics, which was to be payable to NovoTec, and investment of $0.3 million in assets formerly used by NovoTec. In accordance with these agreements, our full investment was completed in April 2001. We originally purchased shares of Series A voting preferred stock representing approximately 38.4% of Novo Dynamics' outstanding equity. Additionally, we agreed to loan NovoDynamics up to $1.5 million if certain milestones are met. We accounted for losses in NovoDynamics under the equity method of accounting until the fourth quarter of 2001. Under the equity method of accounting, we are required to record losses to the extent of our capital contribution and debt incurred, if any. We currently own approximately 34.4% of NovoDynamics' outstanding equity.

   We periodically evaluate our equity investments for impairment. On December 31, 2001, we evaluated our investment in NovoDynamics under Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock ("APB 18") and determined that a loss in the carrying value of the investment had occurred which was other than temporary based on NovoDynamics' financial history and projected future losses. At that time, we determined that the estimated fair value of our investment in NovoDynamics was zero. The carrying value of the investment at December 31, 2001 had been $1.6 million, and based on our evaluation of the investment, that entire amount was charged as an impairment to implied goodwill of an equity investment on December 31, 2001. As of December 31, 2001, as a result of the carrying value of this investment being zero, we discontinued applying the equity method. In 2001, prior to the suspension of the equity method treatment of this investment, we recorded losses of $0.6 million on this investment.

   In December 2001, we committed to loan $0.5 million of the above described $1.5 million aggregate loan to NovoDynamics to be made available on January 7, 2002. As of December 31, 2001, we recorded a note payable for the $0.5 million and a receivable of $0.5 million on our balance sheet. Because repayment of the note was not certain at the time it was made, an allowance of $0.5 million was recorded against the loan and $0.5 million was charged as an impairment to implied goodwill of an equity investment on December 31, 2001.

   GENXON On December 19, 2001, we purchased WGC's equity interest in GENXON for $10,000 making us the sole equity owner of GENXON, which had, up until that date, been a 50/50 joint venture between us and WGC. At that time, GENXON became a wholly owned subsidiary of us. We recorded our loss in our equity interest in GENXON through December 19, 2001. Prior to this date, GENXON was a 50/50 joint venture with WGC to develop the potential market for upgrading out-of-warranty turbines with new systems to improve emissions and operating performance. Because the carrying value of the net investment in GENXON is zero and we were not obligated to pay down GENXON's debts, we ceased recognizing our pro rata share of GENXON's losses in the first half of 2000. Under the equity method of accounting, we were required to record losses in the joint venture because we made a capital contribution in an equal amount during this period. We recognized 50% of the loss of the joint venture to the extent of our capital contribution, which resulted in $0.1 million, $0.2 million, and $1.1 million of loss in the twelve months ended December 31, 2001, 2000, and 1999, respectively. The financial statements of us and GENXON were consolidated as of December 31, 2001.

   Sud-Chemie Catalytica, Inc. In 1998, Catalytica Advanced Technologies, which was subquently merged into us, formed a joint venture with United Catalysts, Inc., a division of Sud-Chemie Group, to form Sud-Chemie Catalytica. No losses were recorded by Catalytica Advanced Technologies or us in 2001, 2000 and 1999 related to Sud-Chemie Catalytica, because we had recorded its share of losses to the extent of our capital contribution of $0.15 million in 1998. This joint venture is currently winding down. The operating agreement for this joint venture does not require any further capital contributions by Catalytica Advanced Technologies or us beyond the initial $0.15 million contribution. We do not expect to incur further losses as we do not intend to make any additional capital contributions.

  Interest Income

                                         For the year ended
                                            December 31,      Annual % Change
                                         ------------------ ------------------
                                          1999  2000  2001  2000/1999 2001/2000
                                         ------ ---- ------ --------- ---------
                                           (in thousands)
 Interest income........................ $1,041 $886 $2,672    (15)%     202%

   Our interest income consists of interest earned on cash, cash equivalents and short-term investments. Interest income increased for the twelve months ended December 31, 2001, compared with the twelve months ended December 31, 2000, due to higher average cash balances related to $50.0 million of cash Catalytica, Inc. invested in us in December 2000, immediately before the close of the distribution of our common stock by Catalytica, Inc. Additionally, in August 2001, we completed a follow-on offering which generated approximately $47.6 million of cash. All interest income is generated from money market and short-term investments. Interest income is expected to decrease as we use cash to fund operations and the commercialization of Xonon.

   Interest income decreased for the twelve months ended December 31, 2000, compared with the twelve months ended December 31, 1999, due to reduced average cash balances attributable to the funding of operations.

  Interest Expense

                                         For the year ended
                                            December 31,      Annual % Change
                                         ------------------ -----------------
                                          1999   2000  2001 2000/1999 2001/2000
                                         ----    ----  ---- --------- ---------
                                           (in thousands)
 Interest expense....................... $278    $110  $43     (60)%     (61%)

   Interest expense decreased 61% for the twelve months ended December 31, 2001 compared with the twelve months ended December 31, 2000, due to $0.1 million of interest cost in 2000 related to a repayment of an advance by Enron, which was partially offset by interest expense related to office equipment leases. Interest expense is expected to be minimal for the next few years.

   Interest expense decreased 60% for the twelve months ended December 31, 2000, compared with the twelve months ended December 31, 1999, due to Catalytica, Inc. discontinuing charging Catalytica Advanced Technologies interest related to intercompany debt owed to Catalytica, Inc. Catalytica Energy incurred a $0.1 million interest cost in the first quarter of 2000 related to the recovery of $1.1 million of the $1.2 million advance paid by us to Enron and incurred to develop Xonon technology.

  Income Taxes

   No benefit from income taxes is recorded in 2001 due to our inability to recognize the benefit from our losses. No benefit for federal and state income tax is reported in 1999 and 2000 because of our Tax Sharing Agreement with Catalytica, Inc. In accordance with this agreement, we are not reimbursed for the tax benefit of our past losses and any net operating losses generated by us prior to our separation with Catalytica, Inc. in December 2000.

  Restructuring and Related Activities

   In the fourth quarter of 2001, our management approved a restructuring plan to move the Company's finance department to Gilbert, Arizona and to realign two additional functions within its corporate structure. Accordingly, we plan to eliminate 7 employee positions in connection with this plan. Restructuring and related charges of $0.36 million were expensed during the fourth quarter of 2001. As of December 31, 2001, we had not yet completed any of the planned employee separations under the 2001 restructuring plan. We expect to substantially complete the initiatives contemplated under the restructuring plan by July 1, 2002. Components of accrued restructuring costs and amounts charged against the accrual as of December 31, 2001 were as follows:

                                         Beginning Adjustments and December 31,
                                          accrual   expenditures       2001
                                         --------- --------------- ------------
                                                     (in thousands)
Employee separation costs...............   $359          --            $359

  Critical Accounting Policies and Estimates

   Our discussion and analysis of the financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to contract terms, equity investments, bad debts, inventories, investments, intangible assets, income taxes, financing operations, restructuring, contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

   We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. We recognize revenue from our funded research and development contracts as work is performed and billable hours are incurred by us, in accordance with each contract. Since these programs are subject to government audits, we maintain a revenue cost reserve for our government-funded programs in the event any of these funded costs, including overhead, are disallowed. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of any of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We maintain a reserve for employee and related party notes in the event repayment of a note is uncertain. We frequently review the repayment ability of employees and related parties. If the financial condition of any employee or related party were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances or write- offs would be required. We write down our inventory based on market prices of precious metals equal to the difference between the cost of inventory and their estimated realizable value. If actual market conditions become less favorable, additional inventory write-downs may be required. We currently hold equity interests in NovoDynamics and Sud-Chemie Catalytica. We record an investment impairment charge against the carrying value of these investment when we believe the investment has experienced a decline in value that is other than temporary based on adverse changes in market conditions or poor operating results of the underlying investment which could result in losses or an inability to recover the carrying value of the investment that may not be reflected in the investment's current carrying value. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We record a reserve for contingencies including litigation settlements when a liability becomes probable.

Related Party Transactions

   NovoDynamics, Inc. In March 2001, we entered into agreements to invest $2.3 million in NovoDynamics. This amount consisted of $1.8 million in cash, forgiveness of a $0.2 million advance made to NonLinear Dynamics, which was to be payable to NovoTec, a subsidiary of us, and investment of $0.3 million in assets formerly used by NovoTec. In accordance with these agreements, this full investment was completed in April 2001. In 2001, we owned shares of Series A voting preferred stock representing approximately 38.4% of NovoDynamics' outstanding equity. Subsequent to December 31, 2001, we owned approximately 34.4% of NovoDynamics' outstanding equity as a result of NovoDynamics issuing an additional approximately $0.7 million of Series B preferred stock. We recorded our investment at cost and recorded its share of pro rata losses under the equity method in the period from March 2001 through December 31, 2001. The investment was accounted for as implied goodwill.

   Additionally, in March 2001, we agreed to loan NovoDynamics up to $1.5 million if certain milestones were met. On December 31, 2001, we committed to loan $0.5 million of the $1.5 million to NovoDynamics on January 7, 2002. As of December 31, 2001, we recorded a note payable for the $0.5 million and a receivable of $0.5 million on its balance sheet. Because repayment of the note was not certain at the time it was made, an allowance of $0.5 million was recorded against the loan and this amount was charged as impairment to implied goodwill of an equity investment on December 31, 2001.

   We periodically evaluate our equity investments. On December 31, 2001, we evaluated our investment in NovoDynamics under Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock ("APB 18") and determined that an impairment in the carrying value of the investment had occurred which was other than temporary. At that time, we determined that the estimated fair value of our investment in NovoDynamics was zero. The carrying value of the investment at December 31, 2001 had been $1.6 million, and the entire amount was charged as impairment to implied goodwill in non-operating expenses on December 31, 2001. At that time, we discontinued applying the equity method because our net investment was zero.

   As of December 31, 2001, two of our directors held a direct investment in NovoDynamics Series B voting preferred stock, which represented slightly less than 1% of NovoDynamics' outstanding stock.

   Catalytica, Inc. Prior to the spin-off, the financial statements include allocations from Catalytica, Inc. for the cost of functions and services provided by them to us. These allocations include charges for facilities, finance, legal, human resources, and other employee benefit costs and totaled $3.1 million, $2.6 million, and none respectively, for the years ended December 31, 1999, 2000, and 2001. Charges for these services have been allocated based upon square footage, usage, headcount and other methods that management believes to be reasonable.

   Prior to Enron Ventures Corporation's investment, we used borrowings from Catalytica, Inc. to fund our operations. In January 1998, when Enron invested in us, all of our intercompany debt was forgiven and we incurred no further intercompany debt. CAT continued to borrow from Catalytica, Inc. and incurred interest expense on these borrowings through December 31, 1999. Catalytica, Inc. charged interest at a rate of 7%. Related interest charged was $0.3 million for the year ended December 31, 1999, and none for the years ended December 31, 2000 and 2001.

   In December 2000, in accordance with the merger agreement between DSM and Catalytica, Inc., $7.3 million of intercompany debt owed to Catalytica, Inc. by CAT was forgiven.

   Investment By Enron On January 14, 1998, Enron, purchased a 15% minority interest in us for $30.0 million in cash. Enron also received a three-year option to purchase an additional 535,715 shares of us for $14.4 million in cash. This option expired unexercised on January 14, 2001. In connection with the Enron Stock Purchase Agreement, we entered into a Share Exchange Agreement, providing Enron the right to exchange the Series B Preferred Stock of us for Catalytica, Inc. common stock. After the five year anniversary of the agreement, if we had not undertaken a public offering, in which we received at least $20.0 million, Enron had the right to require Catalytica, Inc. to exchange all of the outstanding shares of Series B Preferred Stock for that number of shares of Catalytica, Inc. common stock based upon a determined exchange rate. The exchange rate was based upon the fair value of the Series B Preferred Stock and the market value of Catalytica, Inc.'s common stock at the time of conversion. In conjunction with the Enron Stock Purchase Agreement, $16.2 million of indebtedness owed to Catalytica, Inc. by us was contributed to our capital. In December 2000, Enron converted all of its Series B Preferred Stock and received 1,342,889 shares of our common stock. In November 2001, Enron sold all of its shares of our common stock to a third party and did not assign any of its rights under the Share Exchange Agreement.

   Transaction With An Affiliate of Enron In December 1999, an affiliate of Enron ("the Affiliate"), the holder of a minority interest in us, specified our Xonon combustion system as the preferred emissions control system for certain turbine orders from GE Power Systems ("GE"). In connection therewith, we and this Affiliate of Enron signed an agreement, which provided, among other things, that we agreed to advance the Affiliate up to $9.9 million to accelerate the development of the Xonon-equipped GE gas turbines, and the Affiliate had the right to elect to repay the advances to us in cash or turbine credits. Turbine credits entitle the holder to a dollar-for-dollar credit on the purchase of certain turbines (in the case of these specific credits, those that specify the use of our Xonon process). Repayment in cash or other consideration was required by September 30, 2000. We advanced the Enron affiliate $1.2 million at December 31, 1999 under this arrangement. Since the Enron affiliate had the option of repaying the advance in cash or turbine credits and the fair market value of the latter was not reasonably estimatable and because: (1) we are not in the business of buying turbines, (2) we are not in the business of exchanging turbine credits with those that buy turbines, and
(3) in our particular case, the turbine credits we would receive specified they could only be used on purchases of turbines that specify the use of our Xonon process, and Xonon is a relatively new technology, and there can be no assurance that it will be specified by sufficient buyers of turbines to create a market for these turbine credits, we, therefore, recorded a provision equal to the advance as research and development expense. In February 2000, we advanced the Enron affiliate an additional $1.8 million. In March 2000, the arrangement between us and the Affiliate was amended and all previous advances through that date of $2.9 million from us were refunded, less certain costs, and the related provision was eliminated and reduced research and development expense in this period.

   Transactions With Officers In July 2000, our President and Chief Executive Officer resigned. His separation agreement provided for severance of approximately $18,000 a month for twelve months and a payment of $18,900. We recorded a charge in the third quarter of 2000 for $234,900 related to the officer's severance. If he remained unemployed after the twelve months, payments of $18,000 would continue for an additional six months or until he was employed, whichever came first. These payments were expensed when they became probable, through November 2001 when the arrangement ended. In addition, previous loans and accrued interest of $620,000 were forgiven and we recorded a charge in the third quarter of 2000 for this amount.

Additionally, vesting of his options to purchase common stock was accelerated. We recorded compensation expense totaling $0.1 million in the third quarter of 2000 associated with the acceleration of vesting of these options.

   In January 2001, our Senior Vice President of Business Development resigned. His separation agreement provided for a severance payment totaling approximately $0.18 million. In addition, a previous loan of $0.1 million was immediately forgiven. We recorded a charge in the first quarter of 2001 for $0.3 million related to the forgiveness of the officer's loan and severance. The former officer is currently indebted to us for approximately $0.17 million which is payable in installments through March 31, 2005. Interest accrues on this note at an annual rate of 6%.

   In August 2001, our Vice President of Operations resigned. His separation agreement provided for a severance payment totaling approximately $82,000.

   Investments As of December 31, 2001, we had invested approximately $25.0 million with Morgan Stanley Private Wealth Management. This amount is invested primarily in a money market account and commercial and government short-term paper. We have a board member who is the Chairman and Chief Executive Officer of Morgan Stanley Private Equity, and is a Managing Director of Morgan Stanley & Co., Incorporated.

Liquidity and Capital Resources

                                                       Year ended December 31,
                                                     ---------------------------
                                                      1999      2000      2001
                                                     -------  --------  --------
                                                            (in thousands)
                                                     ---------------------------
Cash, cash equivalents, and short-term investments.. $16,032  $ 58,712  $ 87,647
Working capital.....................................  10,653    51,552    81,330
Cash provided by (used in)
   Operating activities............................. $(7,367) $(10,740) $(15,313)
   Investing activities.............................  (1,488)       66   (16,658)
   Financing activities.............................   1,763    54,334    47,813
                                                     -------  --------  --------
Net increase (decrease) in cash and cash equivalents $(7,092) $ 43,660  $ 15,842
                                                     =======  ========  ========
Current Ratio.......................................    2.62      6.05     10.73
                                                     =======  ========  ========

   Prior to our spin-off, Catalytica, Inc. made a $50.0 million cash investment in us. Additionally, in August 2001, we received net proceeds of approximately $47.6 million from a follow-on offering. At December 31, 2001, we had cash and cash equivalents totaling approximately $87.6 million. Based on our current plans, we believe that our current cash resources will be adequate to fund our operations through our cash break-even point. The preceding sentence contains a forward-looking statement regarding our expectations about our ability to reach cash break-even operations. Our cash requirements, and therefore, our ability to reach cash break-even, depend on numerous factors, including completion of our product development activities, our ability to successfully expand commercialization of Xonon Cool Combustion technology, market acceptance of our products and other factors. We expect to devote substantial capital resources to further commercialize Xonon Cool Combustion technology, hire and train our production staff, develop and expand our manufacturing capacity, begin production activities and expand our research and development activities. We face substantial uncertainties with our business operations and may not be able to achieve the cash flows that we currently predict. We cannot assure you that our current cash resources will be sufficient to enable us to reach our cash break-even point.

   In December 2001, we purchased a $0.1 million non-refundable option to enter into an agreement to purchase a 43,000 square foot manufacturing facility and administrative building in Gilbert, Arizona which had been leased by us. In 2002, we purchased an additional $0.3 million option to extend the purchase date of the building. These options totaling $0.4 million were applied toward the purchase price of the facility. In March 2002, we completed our purchase of this site. The building was purchased for $4.1 million, and 75% of the building purchase was financed through a five-year term loan agreement with the Arizona State Compensation Fund at a 7.375% annual rate of interest with a twenty-five year amortization. Prior to March 2002, we had leased this facility under a seven-year lease commitment that expired on October 31, 2008. The committed future lease payments associated with this facility, which totalled approximately $2.0 million, were cancelled upon completion of the purchase of the facility in March 2002.

   There are no other significant contractual obligations or commercial commitments as of December 31, 2001.

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

   We entered into research collaboration arrangements that may require us to make future royalty payments. These payments would generally be due once specified milestones, such as the commencement of commercial sales of a product incorporating the funded technology, are achieved. Currently, we have four such arrangements with Tanaka Kikinzoku Kogyo ("Tanaka"), Gas Technology Institute ("GTI")(formally known as Gas Research Institute), the California Energy Commission ("CEC") and WGC.

   We have developed our catalytic combustion technology under a development agreement with Tanaka, a major Japanese precious metals company. Under this agreement, Tanaka funded a significant amount of the development effort related to this technology. In January 1995, we entered into a new agreement, for further development and commercialization of the catalytic combustion technology, which superseded the original agreement. The new agreement divides commercialization rights to the technology between the parties along market and geographic lines. We have exclusive rights to manufacture and market catalytic combustion systems for large gas turbines (greater than 25 MW power output) on a worldwide basis and non-exclusive rights for small- and medium-sized gas turbines (25 MW power output or less) worldwide. Tanaka has reciprocal exclusive rights to manufacture and market catalytic combustors for use in automobiles on a worldwide basis and non-exclusive rights for small- and medium- sized turbines worldwide. In each case, the manufacturing and marketing party will pay a royalty on net sales to the other party. Each party is responsible for its own development expenses, and any invention made after May 1, 1995 is the sole property of the party making the invention, while the other party has a right to obtain a royalty-bearing, nonexclusive license to use the invention in its areas of exclusivity. As commercialized, the Xonon Cool Combustion System contains significant technology developed by us after May 1, 1995 and no technology developed by Tanaka after this date. Our development agreement with Tanaka expires in 2005, and we have no further royalty obligations with Tanaka after 2005.

   We entered into a funding arrangement with GTI to fund the next generation Xonon combustor and demonstrate its performance. We will be required to make royalty payments to GTI of $243,000 per year beginning with the sale, lease or other transfer of the twenty-fifth catalyst module for gas turbines rated greater than 1MW, for seven years, up to a maximum of $1.7 million.

   We entered into a funding arrangement with the CEC in which they agreed to fund a portion of our Xonon-engine test and demonstration facility located in Santa Clara, California. Under this agreement, we are required to pay a royalty of 1.5% of the sales price on the sale of each product or right related to this project for fifteen years upon initiation of the first Xonon commercial sale of a Xonon- equipped engine greater than 1MW.

We have the right to choose an early buyout option for an amount equal to $2.6 million, without a pre-payment penalty, provided the payment occurs within two years from the date at which royalties are first due to the CEC.

   On December 19, 2001, we purchased WGC's equity interest in GENXON making us the sole equity owner of GENXON, which had up to that date, been a 50/50 joint venture between us and WGC. As part of the purchase agreement, we also obtained a commitment from WGC to pay 50% of the first $3,000,000 and 30% of any amount above that of any settlement or judgment against the defendants in the then pending City of Glendale lawsuit, except for damages specified to have been awarded due to fraud or misrepresentation by Catalytica, Inc., Catalytica Combustion Systems, Inc., or us.

   Also, on December 19, 2001, we entered into an agreement with WGC pursuant to which WGC assigned a patent to us, and we and WGC cross-licensed certain intellectual property to each other. Under this agreement, we must pay WGC between $5,000 and $15,000 upon each shipment of a Xonon commercial unit. The agreement also provides that, each time we sublicense the WGC technology licensed to us to a gas turbine manufacturer or third party control manufacturer, we will pay WGC a control technology license fee of $50,000, as well as a $3,000 additional license fee for each sale of a Xonon control system sold by such manufacturer. We are obligated to make these payments through December 31, 2014 or until our cumulative payments and license fees to WGC totals $15.0 million, whichever occurs first.

   In addition, WGC must pay us a fee of one percent of the sale price of each WGC control system installed in conjunction with Xonon catalytic modules for new and retrofit turbines. WGC is obligated to make these payments through December 31, 2014 or until we have received total payments of $2.0 million, whichever occurs first.

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

Impact of Recently Issued Accounting Standards

   In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"). SFAS 141 establishes new standards for accounting and reporting for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after September 30, 2001. Use of the pooling-of-interests method will be prohibited. We expect to adopt this statement during the first quarter of fiscal 2002 and we do not believe that SFAS 141 will have a material effect on our operating results or financial position.

   In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 establishes new standards for goodwill, including the elimination of goodwill amortization to be replaced with methods of periodically evaluating goodwill for impairment. We expect to adopt this statement during the first quarter of fiscal 2002, and we do not believe that SFAS 142 will have a material effect on our operating results or financial position.

   In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which is effective for fiscal periods beginning after

December 15, 2001 and supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS 144 provides a single model for accounting and reporting for the impairment and disposal of long-lived assets. The statement also sets new criteria for the classification of assets held-for-sale and changes the reporting of discontinued operations. We expect to adopt this statement during the first quarter of fiscal 2002, and we do not believe that SFAS 144 will have a material effect on our operating results or financial position.

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

   As of December 31, 2001, we had an accumulated deficit of $79.5 million. We have not achieved profitability and expect to continue to incur net losses for the next several years. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

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

   Aside from revenues earned under research and development contracts, substantially all of our revenue for the foreseeable future will be derived from sales of Xonon modules to manufacturers of gas turbines for use in their new and installed turbines. We have ongoing programs with several OEMs, which are in various stages of incorporating our Xonon technology into, or evaluating our Xonon technology for incorporation into their gas turbine product lines. These and future OEMs may decide not to continue the development and commercialization of Xonon combustion systems for their gas turbines.

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

   Some of our agreements provide the OEM limited exclusivity, which prevents us from entering into agreements with other OEMs regarding the application of Xonon to some of their competing turbines.

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

   We are undergoing and expect to continue to undergo growth in the number of our employees, the size of our physical plant and the scope of our operations. Continuing to expand our manufacturing operations at our new commercial facility in Arizona will require significant management attention. This expansion is likely to place a significant strain on our management team and other resources. Our business could be harmed if we encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by such a rapid expansion.

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

   To date, we have focused primarily on research and development and have limited experience manufacturing Xonon modules on a commercial basis. We have constructed a 3,000 square foot manufacturing facility in Mountain View, CA, and we are continuing to develop our manufacturing processes, which include our new facility in the Phoenix metropolitan area. We may not be able to develop efficient, low-cost manufacturing capability and processes that will enable us to meet the quality, price, engineering, design and production standards or production volumes required to manufacture Xonon modules on a commercial scale. We may also encounter difficulty purchasing components and materials, particularly those with long lead times. Even if we are successful in developing our manufacturing capability and processes, we do not know whether we will do so in time to meet our product commercialization schedule or to satisfy the requirements of our customers.

  We are dependent on third party suppliers for the development and supply of key components for our products.

   We have recently entered into commercial arrangements with suppliers of the key components of our systems. We do not know, however, when or whether we will secure arrangements with suppliers of other required materials and components for our Xonon modules, or whether these arrangements will be on terms that will allow us to achieve our objectives. If we fail to obtain suppliers of all the required materials and components for our systems, our business could be harmed. A supplier's failure to supply materials or components in a timely manner, or to supply materials or components that meet our quality, quantity or cost requirements, or our inability to obtain substitute sources of these materials and components on a timely basis or on terms acceptable to us, could harm our ability to manufacture our Xonon modules. One of our components is provided by a single supplier and is not currently available from any other supplier. Additionally, some of our suppliers use proprietary processes to manufacture components. Although alternative suppliers are available, a switch in suppliers could be costly and could take up to one year to accomplish.

  Significant price increases in key materials may reduce our gross margins and profitability.

   The prices of palladium and platinum, which are used in the production of Xonon modules, can be volatile. For example, during the period from January 1, 2001 to December 31, 2001, the price of palladium ranged from $315 to $1,090 per troy ounce. During that period, the price of platinum ranged from $415 to $633 per troy ounce. If the long-term costs of these materials were to significantly increase we would, in addition to recycling materials from returned modules, attempt to reduce material usage or find substitute materials. If these efforts are not successful and if these cost increases cannot be passed onto the customers of Xonon modules, then our gross margins and profitability will be reduced.

  Our success depends on the continued demand for gas turbines.

   A significant portion of the market for Xonon combustion systems will result from the purchase and installation of new Xonon-equipped gas turbines. If the market for gas turbines significantly declines, the demand for Xonon combustion systems could be reduced. The market for new gas turbines has historically been cyclical in nature and experienced a slowdown due to economic factors in the second half of 2001. If this cyclical pattern continues in the future, then during periods of low demand, the portion of our business derived from new turbine sales will decline.

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

   Our product development and commercialization schedule could be delayed if we are unable to fund our research and development activities or the continuing development of our manufacturing capabilities. Based on current plans, we expect that our current cash resources will be sufficient to fund our operations through our anticipated cash break-even point. The preceding sentence contains a forward-looking statement regarding our expectations about our ability to reach cash break-even operations. Despite our current expectations, we may need to raise additional funds to achieve full commercialization of the Xonon combustion systems and other potential products in the event our current plans prove insufficient. We do not know whether we will be able to secure such additional funding on terms acceptable to us to pursue our commercialization plans. We face substantial uncertainties with our business operations and may not be able to achieve the cash flows that we currently predict. Thus, we cannot assure you that our current cash resources will be sufficient to enable us to reach our cash break-even point.

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

  GENXON may subject us to liability in connection with litigation.

   On December 19, 2001, we purchased WGC's equity interest in GENXON making us the sole equity owner of GENXON, which had, up to that date, been a 50/50 joint venture between us and WGC. As part of the purchase agreement, we also obtained a commitment from WGC to pay 50% of the first $3,000,000 and 30% of any amount above that of any settlement or judgment against the defendants in the pending City of Glendale lawsuit, except for damages specified to have been awarded due to fraud or misrepresentation by Catalytica, Inc., Catalytica Combustion Systems, Inc., or us.

   On August 14, 2000, the City of Glendale filed a complaint against us, Catalytica, Inc. and GENXON Power Systems, Inc. in Los Angeles County Superior Court. The case has been transferred to the Orange County Superior Court, Case No. 00CC13002. The first amended complaint asserts claims against all defendants for breach of contract, breach of the covenant of good faith and fair dealing, fraud and negligent misrepresentation arising out of defendants' failure to complete its performance under a Technical Services Agreement between the City of Glendale and Catalytica, Inc. providing for the retrofit of the FT4 engine with the FT4 Xonon(R) Combustion System. The City of Glendale seeks compensatory damages in excess of $7,500,000 and punitive damages. On May 31, 2001, we filed an answer to the first amended complaint. We have agreed to indemnify Catalytica, Inc. for any costs associated with this matter.

   In March 2002, the parties entered into a settlement agreement with respect to this matter. Under the terms of the settlement agreement, we will pay the City of Glendale $3.0 million, and all parties will dismiss and release all claims. Under the terms of an agreement with WGC, WGC is obligated to reimburse us for $1.5 million of this amount. We have recorded a net reserve of $1.5 million as of December 31, 2001, to accrue for the settlement of this matter. On March 27, 2002, we were notified by WGC that it was disputing the amount of its reimbursement obligation to us. We believe that we are entitled to reimbursement of the entire $1.5 million pursuant to the terms of our agreement with WGC and intend to pursue such reimbursement.

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

  Provisions in our charter documents and our adoption of a rights plan may delay or prevent our acquisition, which could decrease the value of shares of our common stock.

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

   In addition, we have adopted a shareowner rights plan. The rights are not intended to prevent a takeover of us. However, the rights may have the effect of rendering more difficult or discouraging an acquisition of us deemed undesirable by our board of directors. The rights will cause substantial dilution to a person or group that attempts to acquire us on terms or in a manner not approved by our board of directors, except pursuant to an offer conditioned upon redemption of the rights.

   As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law, which prevents some shareowners from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock.

   Any provision of our certificate of incorporation, bylaws, our shareowner rights plan or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our shareowners to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

  Subsequent to our follow-on public offering, a large number of shares of our common stock became available, which may adversely affect the market price of our common stock.

   The market price of our common stock could decline as a result of sales of a large number of shares in the market or the perception that these sales could occur. These factors also could make it more difficult for us to raise funds through future offerings of our common stock. Funds managed by Morgan Stanley Capital Partners III, Inc., or "Morgan Stanley Private Equity", currently own approximately 19.3% of our outstanding shares of common stock. The Morgan Stanley Private Equity funds have the right to have their remaining shares registered under the Securities Act.

   There are 17,510,198 shares of common stock outstanding as of March 20, 2002, all of which are freely transferable without restriction or further registration under the Securities Act, except for any shares held or purchased by our affiliates, sales of which will be limited by Rule 144 under the Securities Act.

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

   As of March 20, 2002, our executive officers, directors and greater than 5% stockholders controlled approximately 33.4% of our outstanding common stock. If these parties act together, they can significantly influence the election of directors and the approval of actions requiring the approval of a majority of our stockholders. The interests of our management or these investors could conflict with the interests of our other stockholders.

   Based on shares outstanding as of March 20, 2001, the funds managed by Morgan Stanley Private Equity and their affiliates own approximately 19.3% of our outstanding common stock. The Morgan Stanley Private Equity funds also have stockholder rights, including rights to appoint directors and registration rights. As a result, Morgan Stanley Private Equity and its affiliates hold a substantial voting position in us and may be able to significantly influence our business.

                          FORWARD-LOOKING STATEMENTS

   This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intend," "potential" or "continue" or the negative of such terms or other comparable terminology. In addition, these forward-looking statements include, but are not limited to, statements regarding our market opportunities and the growth of the market for our solutions, the applicability of our solutions across turbine applications, the efficiency of our solutions, the limits on current generation capacity due to environmental concerns, the cost of ultra-low emissions technology and its effects, the uniqueness of Xonon, our ability to design Xonon for different turbine models, our future sales, our ability to broaden the range of uses of turbines, sources of our revenues, delivery of our first commercial modules, our ability to create an industry standard, our competitive advantage in the marketplace, the value or our intellectual property and effectiveness of our patent portfolio, availability and expense of resources and raw materials necessary for production and manufacturing, our ability to recycle parts, the level of research and development by OEMs, our commitments to joint ventures, our relations with employees, the liquidity and sufficiency of existing cash and cash equivalents, our use of earnings, our investment in research and development, our commitment to funded research programs, the impact of interest income and expense, critical accounting policies, our ability to generate cash and achieve cash break-even operations and our business strategies and plan of operations. These statements are only predictions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those discussed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risks That Could Affect Our Financial Condition and Results of Operations."

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments in 2001 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is required.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Our Financial Statements and the report of the independent auditors appear on pages 45 through 71 of this Form 10-K.

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

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  A. (1) Financial Statements:

   The following financial statements of the Registrant are filed as part of this Report

                                                                         Page
                                                                         ----
   Report of Ernst & Young LLP, Independent Auditors....................  45

   Statements of Operations for the years ended December 31, 1999, 2000, and 2001...........................................................  46

   Balance Sheets at December 31, 2000 and 2001.........................  47

   Statements of Stockholders' Equity for the years ended December 31,
     1996, 1997, 1998, 1999, 2000, and 2001.............................  48

   Statements of Cash Flows for the years ended December 31, 1999, 2000, and 2001...........................................................  51

   Notes to Financial Statements........................................  52

   (2) Financial Statement Schedules:

   None. Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

   (3) Exhibits

Exhibit
Number  Notes Description
------  ----- -----------
  2.1   (5)   Assignment and Assumption Agreement between Catalytica, Inc. and the registrant effective as of July 25, 1995.

  2.2   (4)   Employee Matters Agreement between Catalytica, Inc. and the registrant.

  2.3   (4)   Master Trademark Ownership and License Agreement between Catalytica, Inc. and the registrant.

  2.4   (4)   Tax Sharing Agreement between Catalytica, Inc., Synotex, Inc. and the registrant.

  2.5   (4)   Master Confidential Disclosure Agreement between Catalytica, Inc. and the registrant.

  2.6   (5)   Cross-License Agreement between Catalytica, Inc. and the registrant effective as of July
                1995.

  2.7   (5)   Cross-License Agreement between Catalytica Advanced Technologies, Inc. and Catalytica,
                Inc. dated July 1995.

  2.8   (4)   Indemnification Agreement among Catalytica, Inc. and the registrant.

  2.9   (4)   Master Transitional Services Agreement between Catalytica, Inc. and the registrant.

  2.10  (4)   Real Estate Matters Agreement between Catalytica, Inc. and the registrant.

  2.11  (4)   Master Separation Agreement between Catalytica, Inc. and the registrant.

  3.1   (4)   Amended and Restated Certificate of Incorporation to be effective upon completion of the distribution of the Registrant's Common Stock.

  3.2   (5)   Amended and Restated Bylaws to be effective upon completion of the distribution of the
                Registrant's Common Stock.

  3.3   (2)   Audit Committee Charter.

Exhibit
Number  Notes  Description
------  -----  -----------
  4.1   (4)    Stock Certificate specimen of the Registrant.

  4.2   (1)    Preferred Stock Rights Agreement, dated as of January 29, 2002, between the Registrant and
                 Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights
                 Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively.

 10.1   (6)    1995 Catalytica Combustion Systems, Inc. Stock Option Plan with agreements there under.

 10.3   (5)    Promissory Note from Patrick T. Conroy issued to GENXON Power Systems LLC dated
                 November 1997.

 10.4   (5)    Promissory Notes from Peter B. Evans issued to registrant both dated July 20, 1999.

 10.8   (7)+   Agreement, dated as of July 18, 1988, between Catalytica, Inc. and Tanaka Kikinzoku
                 Kogyo K.K.

 10.9   (8)+   Agreement, dated as of January 31, 1995, between Catalytica, Inc. and Tanaka Kikinzoku
                 Kogyo K.K.

 10.12  (4)+   Collaborative Commercialization and License Agreement among General Electric Co.,
                 GENXON Power System, LLC and the registrant dated as of November 19, 1998.

 10.13  (5)    Letter Agreement with Craig N. Kitchen dated June 6, 2000.

 10.16  (5)    Form of Indemnification Agreement for directors of the registrant.

 10.17  (5)    Registration Rights Agreement between Morgan Stanley Dean Witter Capital Partners and its affiliates and the registrant.

 10.18  (5)    Employee Stock Purchase Plan of the Registrant.

 10.19  (5)    Letter Agreement with Dennis S. Riebe dated August 29, 2000.

 10.20  (5)    Catalytica Energy Systems, Inc. 1995 Stock Plan (as amended and restated October 26, 2000).

 10.21  (3)    Letter Agreement with Ronald L. Alto dated February 16, 2001.

 10.24  (3)    Stock Purchase Warrant Agreement between the Registrant and Glaxo Wellcome, Inc. dated
                 December 15, 2000.

 10.26  (5)+   Technology Development and Transfer Agreement between Kawasaki Heavy Industries, Ltd.
                 and Registrant dated December 13, 2000.

 10.27  (5)+   Xonon Module Supply Agreement, dated December 13, 2000, by and among Kawasaki
                 Heavy Industries, Ltd and Registrant.

 10.28  (5)    Form of Change of Control Severance Agreements between Patrick T. Conroy and the
                 Registrant dated April 5, 2001, Dennis S. Riebe and the Registrant dated April 5, 2001,
                 Craig N. Kitchen and the Registrant dated April 5, 2001, and Ralph A. Dalla Betta and the
                 Registrant dated April 17, 2001.

 10.29  (5)    Lease Agreement between GH Tech I L.L.C. and the Registrant dated June 22, 2001.

 10.30  ++     Amendment No. 1 to the Collaborative Commercialization and License Agreement between
                 Catalytica Combustion Systems, Inc. and Genxon Power Systems, L.L.C. and General
                 Electric Company dated January 3, 2002.

 10.31         Consulting Agreement with John A. Urquhart dated January 1, 2002.

 10.32         GENXON Membership Transfer and Settlement Agreement dated December 19, 2001, between the Registrant, Woodward Governor Company, and GENXON Power Systems.

Exhibit
Number  Notes Description
------  ----- -----------
 10.33        Control Patent Assignment and Cross-License Agreement between the Registrant and Woodward
                Governor Company dated December 19, 2001.

 10.34        Loan Agreement between the Arizona State Compensation Fund and the Registrant dated
                March 18, 2002.

 21.1         Subsidiaries of registrant.

 23.1         Independent Auditors' Consent of Ernst & Young LLP.

 23.2         Independent Accountants' Consent of PricewaterhouseCoopers LLP.

 24.1         Power of Attorney (contained on page 73).

--------
 + Confidential treatment has been granted for portions of these agreements. ++ Confidential treatment has been requested for portions of these agreements.
 (1) Incorporated by reference to exhibits filed with our registration statement on Form 8-A (Commission File No. 000-31953).
 (2) Appendix A to the Proxy Statement filed on Schedule 14A dated April 24, 2001 "Commission File No. 000-31953."
 (3) Incorporated by reference to exhibits filed with our Form 10-K for the year ended December 31, 2000 (Commission File No. 000-31953).
 (4) Incorporated by reference to exhibits filed with our Post Effective Amendment No. 1 to Form S-1 (Commission File No. 333-44772).
 (5) Incorporated by reference to exhibits filed with our registration statement on Form S-1 (Commission File No. 333-44772).
 (6) Incorporated by reference to exhibits filed with Catalytica, Inc.'s Form 10-Q for the quarter ended September 30, 1998 (Commission File No. 0-20966).
 (7) Incorporated by reference to exhibits filed with Catalytica, Inc.'s Registration Statement on Form S-1 (Registration Statement No. 33-55696).
 (8) Incorporated by reference to exhibits filed with Catalytica, Inc.'s Form 10-K for the year ended December 31, 1994 (Commission File No. 0-20966).

   "Xonon" is s registered trademark and "cool combustion", "Catalytica Energy Systems" and the stylized Catalytica logo are trademarks of Catalytica Energy Systems, Inc.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
Catalytica Energy Systems, Inc.

   We have audited the accompanying consolidated balance sheets of Catalytica Energy Systems, Inc. (a company in the development stage) as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended and for the period from August 1, 1995 (inception) through December 31, 2001. We have also audited the accompanying combined statements of operations, stockholders' equity and cash flows of Catalytica Energy Systems, Inc. and Catalytica Advanced Technologies, Inc. (a combined company in the development stage) for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of GENXON Power Systems, LLC, formerly a joint venture in which Catalytica Energy Systems, Inc. had a 50% interest and for which this Company recognized losses of $4,355,000, $3,676,000, and $1,133,000 as of December 31,
1997, 1998 and 1999, respectively. Those statements were audited by other auditors whose reports have been furnished to us and included an explanatory paragraph that is discussed in note 3 to the financial statements. Our opinion, insofar as it relates to data included for Genxon Power Systems, LLC, is based solely on the reports of other auditors.

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

   In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Catalytica Energy Systems, Inc. (a company in the development stage) at December 31, 2000 and 2001, and the consolidated results of its operations and its cash flows for the years then ended and for the period from August 1, 1995 (inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, based on our audit and the reports of other auditors, the combined financial statements of Catalytica Energy Systems, Inc. and Catalytica Advanced Technologies, Inc. (a combined company in the development stage) for the year ended December 31, 1999 referred to above presents fairly, in all material respects, the combined results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

                                          /s/  ERNST & YOUNG LLP

San Jose, California
January 25, 2002

  CATALYTICA ENERGY SYSTEMS, INC. and CATALYTICA ADVANCED TECHNOLOGIES, INC.
                 (a combined company in the development stage)

                       COMBINED STATEMENT OF OPERATIONS
                     for the year ended December 31, 1999
                                      and
                        CATALYTICA ENERGY SYSTEMS, INC.
                     (a company in the development stage)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                for the years ended December 31, 2000 and 2001
          and for the period from inception through December 31, 2001
                   (In thousands, except per share amounts)

                                                                                               Cumulative
                                                                                                Amounts
                                                                                                  from
                                                                                               Inception
                                                              For the year ended December 31,   through
                                                              ------------------------------  December 31,
                                                                1999        2000      2001        2001
                                                              --------    --------  --------  ------------
Revenues:
   Research and development contracts........................ $  3,053    $  5,487  $  5,523    $ 54,040
                                                              --------    --------  --------    --------
Costs and expenses:
   Research and development..................................    9,627      11,277    14,622      83,787
   Selling, general and administrative.......................    3,536       5,356     7,017      23,091
   Spin-off and related transaction costs....................       --       5,304        --       5,304
   Legal settlements.........................................    1,250          --     3,250       4,500
   Costs associated with discontinued product line...........       --          --        --       9,299
                                                              --------    --------  --------    --------
       Total costs and expenses..............................   14,413      21,937    24,889     125,981
                                                              --------    --------  --------    --------
Operating loss...............................................  (11,360)    (16,450)  (19,366)    (71,941)
Loss on equity investments...................................   (1,133)       (236)     (707)    (10,258)
Impairment charge to implied goodwill of an equity investment       --          --    (2,145)     (2,145)
Interest income..............................................    1,041         886     2,672       6,008
Interest expense.............................................     (278)       (110)      (43)     (1,138)
                                                              --------    --------  --------    --------
Net loss..................................................... $(11,730)   $(15,910) $(19,589)   $(79,474)
                                                              ========    ========  ========    ========
Basic and diluted net loss per share(1)......................             $ (15.91) $  (1.33)
                                                                          ========  ========
Weighted average shares used in computing basic and diluted
  net loss per share.........................................                1,000    14,747
                                                                          ========  ========

--------
(1) See Note 1, Net Loss per Share.

                            See accompanying notes.

     CATALYTICA ENERGY SYSTEMS, INC. (a company in the development stage)

                          CONSOLIDATED BALANCE SHEETS
                         at December 31, 2000 and 2001
                   (In thousands, except per share amounts)

                                                                                           December 31,
                                                                                        ------------------
                                                                                          2000      2001
                                                                                        --------  --------
                                        ASSETS
                                        ------
Current assets:
   Cash and cash equivalents........................................................... $ 54,222  $ 70,064
   Short-term investments..............................................................    4,490    17,583
   Accounts receivable:
       Trade, less allowance of $100 in 2001 and 2000..................................    2,190     1,208
       Joint venture...................................................................      158       116
   Inventory...........................................................................      180       178
   Prepaid expenses and other assets...................................................      524       536
                                                                                        --------  --------
          Total current assets.........................................................   61,764    89,685
Property and equipment:
   Leasehold improvements and equipment................................................   13,592    14,682
   Less accumulated depreciation and amortization......................................   (8,062)   (9,905)
                                                                                        --------  --------
                                                                                           5,530     4,777
Long term deposit......................................................................       --       300
Notes receivable from employees and related party, less allowance of $525 in 2001 and
  $225 in 2000.........................................................................      478       378
                                                                                        --------  --------
          Total assets................................................................. $ 67,772  $ 95,140
                                                                                        ========  ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------
Current liabilities:
   Payable to Catalytica, Inc.......................................................... $    602  $     --
   Liabilities related to spin-off from Catalytica, Inc................................    4,090        --
   Accounts payable....................................................................    1,364       829
   Accrued payroll.....................................................................    1,305     2,432
   Accrued liabilities.................................................................    2,478     4,758
   Deferred revenue, net...............................................................      219       276
   Current portion of capital lease obligation.........................................      155        60
                                                                                        --------  --------
          Total current liabilities....................................................   10,213     8,355
Capital lease obligation...............................................................       89        63
                                                                                        --------  --------
          Total liabilities............................................................   10,302     8,418

Commitments and contingencies

Stockholders' equity:
   Convertible preferred stock, $0.001 par value; authorized--5,000 shares in 2000 and
     2001, none issued in 2000 and 2001................................................       --        --
   Common stock, $0.001 par value; authorized--70,000 shares in 2000 and 2001;
     issued and outstanding--12,698 shares in 2000 and 17,463 in 2001..................       13        17
   Additional paid-in capital..........................................................  117,605   166,439
   Deferred compensation...............................................................     (263)     (260)
   Deficit accumulated during the development stage....................................  (59,885)  (79,474)
                                                                                        --------  --------
          Total stockholders' equity...................................................   57,470    86,722
                                                                                        --------  --------
          Total liabilities and stockholders' equity................................... $ 67,772  $ 95,140
                                                                                        ========  ========

                            See accompanying notes.

  CATALYTICA ENERGY SYSTEMS, INC. and CATALYTICA ADVANCED TECHNOLOGIES, INC.
                 (a combined company in the development stage)

                  COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
                     for the year ended December 31, 1999
                                      and
     CATALYTICA ENERGY SYSTEMS, INC. (a company in the development stage)

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY for the years ended December 31, 2000 and 2001 and for the period from inception through December 31, 2001
                                (In thousands)

                                                        Catalytica Energy Systems, Inc.       Advanced Technologies, Inc.
                                                   ----------------------------------------- -----------------------------
                                                         Preferred Stock                     Preferred Stock
                                                   ---------------------------               ---------------
                                                     Series A      Series B    Common Stock     Series A     Common Stock
                                                   ------------- ------------- ------------- --------------- -------------
                                                   Shares Amount Shares Amount Shares Amount Shares   Amount Shares Amount
                                                   ------ ------ ------ ------ ------ ------ ------   ------ ------ ------
Capital contributions (August 1, 1995)............ 7,000   $ 7      --   $--    500    $ 1   3,000     $ 3   1,000   $ 1
Net loss from Nov. 1, 1994 (inception) to
 Dec. 31, 1996....................................    --    --      --    --     --     --      --      --      --    --
                                                   -----   ---   -----   ---    ---    ---   -----     ---   -----   ---
Balance at Dec. 31, 1996.......................... 7,000     7      --    --    500      1   3,000       3   1,000     1
Net loss..........................................    --    --      --    --     --     --      --      --      --    --
                                                   -----   ---   -----   ---    ---    ---   -----     ---   -----   ---
Bal. at Dec. 31, 1997............................. 7,000     7      --    --    500      1   3,000       3   1,000     1
Issuance of preferred stock to Enron in January
 1998.............................................    --    --   1,339     1     --     --      --      --      --    --
Forgiveness of Catalytica, Inc. notes in January
 1998.............................................    --    --      --    --     --     --      --      --      --    --
Issuance of stock options at various dates in 1998    --    --      --    --     --     --      --      --      --    --
Net loss..........................................    --    --      --    --     --     --      --      --      --    --
                                                   -----   ---   -----   ---    ---    ---   -----     ---   -----   ---
Bal. at Dec. 31, 1998............................. 7,000     7   1,339     1    500      1   3,000       3   1,000     1
Issuance of stock options at various dates in 1999    --    --      --    --     --     --      --      --      --    --
Issuance of stock options at various dates in 1999    --    --      --    --     --     --      --      --      --    --
Acceleration of stock option vesting at various
 dates in 1999....................................    --    --      --    --     --     --      --      --      --    --
Amortization of deferred compensation.............    --    --      --    --     --     --      --      --      --    --
Net loss..........................................    --    --      --    --     --     --      --      --      --    --
                                                   -----   ---   -----   ---    ---    ---   -----     ---   -----   ---
Bal. at Dec. 31, 1999 (carried forward)........... 7,000     7   1,339     1    500      1   3,000       3   1,000     1



                                                                          Deficit
                                                                        During the
                                                   Paid-In   Deferred   Development Stockholders'
                                                   Capital Compensation    Stage       Equity
                                                   ------- ------------ ----------- -------------
Capital contributions (August 1, 1995)............ $10,138    $  --      $     --     $ 10,150
Net loss from Nov. 1, 1994 (inception) to
 Dec. 31, 1996....................................      --       --       (19,078)     (19,078)
                                                   -------    -----      --------     --------
Balance at Dec. 31, 1996..........................  10,138       --       (19,078)      (8,928)
Net loss..........................................      --       --        (6,270)      (6,270)
                                                   -------    -----      --------     --------
Bal. at Dec. 31, 1997.............................  10,138       --       (25,348)     (15,198)
Issuance of preferred stock to Enron in January
 1998.............................................  29,921       --            --       29,922
Forgiveness of Catalytica, Inc. notes in January
 1998.............................................  16,222       --            --       16,222
Issuance of stock options at various dates in 1998      88       --            --           88
Net loss..........................................      --       --        (6,897)      (6,897)
                                                   -------    -----      --------     --------
Bal. at Dec. 31, 1998.............................  56,369       --       (32,245)      24,137
Issuance of stock options at various dates in 1999      82       --            --           82
Issuance of stock options at various dates in 1999     256     (256)           --           --
Acceleration of stock option vesting at various
 dates in 1999....................................      11       --            --           11
Amortization of deferred compensation.............      --       52            --           52
Net loss..........................................      --       --       (11,730)     (11,730)
                                                   -------    -----      --------     --------
Bal. at Dec. 31, 1999 (carried forward)...........  56,718     (204)      (43,975)      12,552

                            See accompanying notes.

  CATALYTICA ENERGY SYSTEMS, INC. and CATALYTICA ADVANCED TECHNOLOGIES, INC.
                 (a combined company in the development stage)

                  COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
                     for the year ended December 31, 1999
                                      and
     CATALYTICA ENERGY SYSTEMS, INC. (a company in the development stage)

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY for the years ended December 31, 2000 and 2001 and for the period from inception through December 31, 2001
                                (In thousands)
                                  (Continued)

                                                       Catalytica Energy Systems, Inc.         Advanced Technologies, Inc.
                                                 -------------------------------------------  -----------------------------
                                                        Preferred Stock                       Preferred Stock
                                                 ----------------------------                 --------------
                                                    Series A       Series B     Common Stock     Series A      Common Stock
                                                 -------------  -------------  -------------  --------------  -------------
                                                 Shares  Amount Shares  Amount Shares  Amount Shares   Amount Shares  Amount
                                                 ------  ------ ------  ------ ------  ------ ------   ------ ------  ------
Bal. at Dec. 31, 1999 (brought forward).........  7,000   $ 7    1,339   $ 1      500   $ 1    3,000    $ 3    1,000   $ 1
Cancellation of common stock and Series A
 preferred held by Catalytica, Inc.............. (7,000)   (7)      --    --     (500)   (1)      --     --       --    --
Purchase of $50,000 of common stock by
 Catalytica, Inc. and distribution to Catalytica
 Energy shareholders on December 15, 2000.......     --    --       --    --    3,828     4       --     --       --    --
Distribution of remaining Catalytica Energy
 common stock to shareholders in connection
 with the spin-off from Catalytica, Inc. on
 December 15, 2000..............................     --    --       --    --    7,499     8       --     --       --    --
Cancellation of CAT common and Series A
 preferred stock in connection with its merger
 with Catalytica Energy in December 2000........     --    --       --    --       --    --   (3,000)    (3)  (1,000)   (1)
Conversion of Series B preferred stock to
 Catalytica Energy common stock by Enron in
 December 2000..................................     --    --   (1,339)   (1)   1,343     1       --     --       --    --
Forgiveness of Catalytica, Inc. intercompany
 debt in December 2000..........................     --    --       --    --       --    --       --     --       --    --
Carrying value of assets contributed by
 Catalytica, Inc. to Catalytica Energy in
 December 2000..................................     --    --       --    --       --    --       --     --       --    --
Exercise of stock options at various dates
 in 2000........................................     --    --       --    --       28    --       --     --       --    --
Issuance of stock options at various dates
 in 2000........................................     --    --       --    --       --    --       --     --       --    --
Acceleration of stock option vesting at various
 dates in 2000..................................     --    --       --    --       --    --       --     --       --    --
Amortization of deferred compensation...........     --    --       --    --       --    --       --     --       --    --
Net loss........................................     --    --       --    --       --    --       --     --       --    --
                                                 ------   ---   ------   ---   ------   ---   ------    ---   ------   ---
Bal. at Dec. 31, 2000 (carried forward).........     --    --       --    --   12,698    13       --     --       --    --



                                                                          Deficit
                                                                        During the
                                                 Paid-In     Deferred   Development Stockholders'
                                                 Capital   Compensation    Stage       Equity
                                                 --------  ------------ ----------- -------------
Bal. at Dec. 31, 1999 (brought forward)......... $ 56,718     $(204)     $(43,975)    $ 12,552
Cancellation of common stock and Series A
 preferred held by Catalytica, Inc..............        8        --            --           --
Purchase of $50,000 of common stock by
 Catalytica, Inc. and distribution to Catalytica
 Energy shareholders on December 15, 2000.......   49,996        --            --       50,000
Distribution of remaining Catalytica Energy
 common stock to shareholders in connection
 with the spin-off from Catalytica, Inc. on
 December 15, 2000..............................       (8)       --            --           --
Cancellation of CAT common and Series A
 preferred stock in connection with its merger
 with Catalytica Energy in December 2000........        4        --            --           --
Conversion of Series B preferred stock to
 Catalytica Energy common stock by Enron in
 December 2000..................................       --        --            --           --
Forgiveness of Catalytica, Inc. intercompany
 debt in December 2000..........................    7,263        --            --        7,263
Carrying value of assets contributed by
 Catalytica, Inc. to Catalytica Energy in
 December 2000..................................    3,185        --            --        3,185
Exercise of stock options at various dates
 in 2000........................................       15        --            --           15
Issuance of stock options at various dates
 in 2000........................................      225      (176)           --           49
Acceleration of stock option vesting at various
 dates in 2000..................................      199        --            --          199
Amortization of deferred compensation...........       --       117            --          117
Net loss........................................       --        --       (15,910)     (15,910)
                                                 --------     -----      --------     --------
Bal. at Dec. 31, 2000 (carried forward).........  117,605      (263)      (59,885)      57,470

                            See accompanying notes.

  CATALYTICA ENERGY SYSTEMS, INC. and CATALYTICA ADVANCED TECHNOLOGIES, INC.
                 (a combined company in the development stage)

                  COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
                     for the year ended December 31, 1999
                                      and
     CATALYTICA ENERGY SYSTEMS, INC. (a company in the development stage)

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY for the years ended December 31, 2000 and 2001 and for the period from inception through December 31, 2001
                                (In thousands)
                                  (Continued)

                                                    Catalytica Energy Systems, Inc.       Advanced Technologies, Inc.
                                               ----------------------------------------- -----------------------------
                                                     Preferred Stock                     Preferred Stock
                                               ---------------------------               ---------------
                                                 Series A      Series B    Common Stock     Series A     Common Stock
                                               ------------- ------------- ------------- --------------- ------------- Paid-In
                                               Shares Amount Shares Amount Shares Amount Shares   Amount Shares Amount Capital
                                               ------ ------ ------ ------ ------ ------ ------   ------ ------ ------ --------
Bal. at Dec. 31, 2000 (brought forward).......   --    $--     --    $--   12,698  $13     --      $--     --    $--   $117,605
Exercise of stock options at various dates
 in 2001......................................   --     --     --     --      498   --     --       --     --     --        767
Purchase of shares through employee stock
 purchase plan at July 1, 2001................   --     --     --     --       17   --     --       --     --     --        200
Sale of Catalytica Energy common stock through
 follow-on offering, net of $4,025 of issuance
 costs, on August 2, 2001.....................   --     --     --     --    4,250    4     --       --     --     --     47,638
Issuance of stock options at various dates
 in 2001......................................   --     --     --     --       --   --     --       --     --     --        229
Amortization of deferred compensation.........   --     --     --     --       --   --     --       --     --     --         --
Net loss......................................   --     --     --     --       --   --     --       --     --     --         --
                                                ---    ---     --    ---   ------  ---     --      ---     --    ---   --------
Bal. at Dec. 31, 2001.........................   --    $--     --    $--   17,463  $17     --      $--     --    $--   $166,439
                                                ===    ===     ==    ===   ======  ===     ==      ===     ==    ===   ========



                                                              Deficit
                                                            During the
                                                 Deferred   Development Stockholders'
                                               Compensation    Stage       Equity
                                               ------------ ----------- -------------
Bal. at Dec. 31, 2000 (brought forward).......    $(263)     $(59,885)    $ 57,470
Exercise of stock options at various dates
 in 2001......................................       --            --          767
Purchase of shares through employee stock
 purchase plan at July 1, 2001................       --            --          200
Sale of Catalytica Energy common stock through
 follow-on offering, net of $4,025 of issuance
 costs, on August 2, 2001.....................       --            --       47,642
Issuance of stock options at various dates
 in 2001......................................     (155)           --           74
Amortization of deferred compensation.........      158            --          158
Net loss......................................       --       (19,589)     (19,589)
                                                  -----      --------     --------
Bal. at Dec. 31, 2001.........................    $(260)     $ 79,474     $ 86,722
                                                  =====      ========     ========

                            See accompanying notes.

  CATALYTICA ENERGY SYSTEMS, INC. and CATALYTICA ADVANCED TECHNOLOGIES, INC.
                 (a combined company in the development stage)

                       COMBINED STATEMENT OF CASH FLOWS
                     for the year ended December 31, 1999
                                      and
     CATALYTICA ENERGY SYSTEMS, INC. (a company in the development stage)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                for the years ended December 31, 2000 and 2001
          and for the period from inception through December 31, 2001
                                (In thousands)

                                                                                                                 Cumulative
                                                                                                                Amounts from
                                                                                   Year ended December 31,    Inception through
                                                                                ----------------------------    December 31,
                                                                                  1999      2000      2001          2001
                                                                                --------  --------  --------  -----------------
Cash flows from operating activities:
 Net loss...................................................................... $(11,730) $(15,910) $(19,589)     $ (79,474)
 Adjustments to reconcile net loss to net cash used in operating activity:
  Depreciation and amortization................................................      230       235     1,854          2,490
  Forgiveness of note receivable to former officer.............................       --       623       100            723
  Provision for uncollectable accounts.........................................      100       100       300            500
  Losses in equity investments.................................................    1,133       236       707         10,258
  Acceleration of stock option vesting.........................................       94       199        --            293
  Stock based compensation.....................................................       51       166       233            539
  Impairment charge to implied goodwill of an equity investment................       --        --     1,645          1,645
  Changes in:
    Accounts and notes receivable..............................................    1,893    (1,701)    1,008         (1,705)
    Inventory..................................................................      (31)     (124)     (124)          (304)
    Accounts payable...........................................................     (404)    1,364      (535)           829
    Prepaid expenses and other current assets..................................      (29)     (389)       88           (330)
    Deferred revenue...........................................................      (44)      219       183            402
    Accrued liabilities........................................................    1,370     4,242    (1,183)         4,590
                                                                                --------  --------  --------      ---------
Net cash used in operating activities..........................................   (7,367)  (10,740)  (15,313)       (59,544)
                                                                                --------  --------  --------      ---------

Cash flows from investing activities:
 Purchases of investments......................................................  (26,635)  (35,688)  (22,500)      (122,025)
 Maturities of investments.....................................................   26,624    37,000     9,500        105,555
 Deposit on facilities.........................................................       --        --      (400)          (400)
 Contributions in equity investments...........................................     (883)     (236)   (1,894)       (11,445)
 Purchase of property and equipment, net.......................................     (594)  (1,010 )   (1,364)        (5,054)
                                                                                --------  --------  --------      ---------
Net cash provided by (used in) investing activities............................   (1,488)       66   (16,658)       (33,369)
                                                                                --------  --------  --------      ---------

Cash flows from financing activities:
 Net issuance of notes receivable to employees and related party...............     (219)      (42)     (189)        (1,451)
 Net payments on capital lease obligations.....................................      (56)      244        (5)           239
 Advances from Catalytica, Inc.................................................    4,867    11,560        --         41,934
 Payments to Catalytica, Inc...................................................   (2,829)   (7,443)     (602)       (16,441)
 Proceeds from stock options...................................................       --        15       767            782
 Proceeds from issuance of shares through employee stock purchase plan.........       --        --       200            200
 Proceeds from follow-on offering, net.........................................       --        --    47,642         47,642
 Proceeds from issuance of common and Series A preferred stock at inception....       --        --        --         10,150
 Proceeds from issuance of Series B preferred stock and option to Enron........       --        --        --         29,922
 Issuance of common stock in connection with spin-off from Catalytica, Inc.....       --    50,000        --         50,000
                                                                                --------  --------  --------      ---------
Net cash provided by financing activities......................................    1,763    54,334    47,813        162,977
                                                                                --------  --------  --------      ---------
 Net increase (decrease) in cash and cash equivalents..........................   (7,092)   43,660    15,842         70,064
 Cash and cash equivalents at beginning of year................................   17,654    10,562    54,222             --
                                                                                --------  --------  --------      ---------
 Cash and cash equivalents at end of year...................................... $ 10,562  $ 54,222  $ 70,064      $  70,064
                                                                                ========  ========  ========      =========
 Additional disclosure of cash flow information:
  Conversion of Catalytica, Inc. payable to additional paid in capital......... $     --  $  7,263  $     --      $  23,485
                                                                                ========  ========  ========      =========
  Assets contributed from Catalytica, Inc...................................... $     --  $  3,185  $     --      $   3,185
                                                                                ========  ========  ========      =========
  Liabilities transferred from Catalytica, Inc................................. $     --  $  2,224  $     --      $   2,224
                                                                                ========  ========  ========      =========
  Forgiveness of notes receivable to employees................................. $     67  $     76  $    188      $     389
                                                                                ========  ========  ========      =========
  Interest paid................................................................ $      3  $    110  $     43      $     210
                                                                                ========  ========  ========      =========
  Deferred compensation for issuance and revaluation of stock options to
    non-employees.............................................................. $    255  $    176  $    158      $     589
                                                                                ========  ========  ========      =========
  Assets invested in NovoDynamics, Inc......................................... $     --  $     --  $    567      $     567
                                                                                ========  ========  ========      =========

                            See accompanying notes.

  CATALYTICA ENERGY SYSTEMS, INC. and CATALYTICA ADVANCED TECHNOLOGIES, INC.
                 (a combined company in the development stage)
                     for the year ended December 31, 1999
                                      and
     CATALYTICA ENERGY SYSTEMS, INC. (a company in the development stage)
                for the years ended December 31, 2000 and 2001

                         NOTES TO FINANCIAL STATEMENTS

Note 1.  Description of Business and Significant Accounting Policies

   Description of Business Catalytica Energy Systems, Inc. ("Catalytica Energy") operated as an element of Catalytica, Inc.'s research and development activities from inception through the date of its incorporation as a separate division. In 1995, Catalytica Energy was incorporated and became a subsidiary of Catalytica, Inc. Catalytica Energy is engaged in developing, manufacturing and marketing technologies that use catalysts to prevent the formation of harmful pollutants.

   In 1995, Catalytica Energy ceased efforts to develop measurement related products and disposed of related net assets in 1996. Cumulative net costs associated with the discontinued product line were $9.3 million. Beginning in 1996, development efforts were focused on Xonon technology. Advanced Sensor Devices ("ASD"), an inactive subsidiary of Catalytica Energy, was merged into Catalytica Energy in December 2000. In July 2000, Catalytica Energy formed Catalytica NovoTec Inc. ("NovoTec") as a wholly owned subsidiary. NovoTec was formed to develop improved catalytic processes employing proprietary high speed testing and computer learning technologies. In January 2001, all operations in NovoTec were ceased and assets contributed to NovoTec were used to purchase equity in NovoDynamics, Inc. ("NovoDynamics").

   Catalytica Advanced Technologies, Inc. ("CAT") was incorporated in 1995. CAT conducted in-house and contract research and development. In December 2000, CAT merged into Catalytica Energy. In 1998, CAT and United Catalysts, Inc. formed Sud-Chemie Catalytica L.L.C., a 50/50 joint venture. In that year, CAT recognized losses of $0.15 million relating to this operation to the extent of its investment. Since that year, no further capital contributions were made to this business therefore no additional losses have been recognized.

   On December 19, 2001, Catalytica Energy purchased Woodward Governor Company's ("WGC") equity interest in GENXON making it the sole equity owner of GENXON, which had been a 50/50 joint venture between Catalytica Energy and WGC. The Company recorded its loss in the equity interest in GENXON through December 19, 2001. The financial statements of Catalytica Energy and GENXON were consolidated as of December 31, 2001. Prior to December 19, 2001, GENXON had been a 50/50 joint venture between Catalytica Energy and WGC to serve the gas turbine retrofit market for installed, out-of-warranty engines.

   Follow-on Offering In August 2001, Catalytica Energy registered 5,000,000 shares of its common stock in a follow-on public offering, of which 4,250,000 shares were sold by the Company and 750,000 shares were sold by an existing stockholder, at a price to the public of $12.18 per share for net proceeds of $47.6 million.

   Spin Out Transaction On August 2, 2000, Catalytica, Inc. entered into an Agreement and Plan of Merger by and among Synotex Company, Inc. ("Synotex"), pursuant to which a subsidiary of Synotex merged with and into Catalytica, Inc. Immediately prior to the consummation of the Merger, Catalytica Energy and CAT were merged, Catalytica, Inc. contributed $50 million in exchange for shares of Catalytica Energy common stock and all of the common shares of Catalytica Energy were distributed on a pro rata basis to the Catalytica, Inc. stockholders. Catalytica Energy agreed to indemnify Catalytica Inc. for all Catalytica Energy and CAT liabilities incurred prior and subsequent to the spin-off. Additionally, Catalytica Energy agreed to indemnify Synotex for any costs associated with the merger ("deal costs"), which were not reduced from the merger consideration distributed to shareholders of Catalytica, Inc.

  CATALYTICA ENERGY SYSTEMS, INC. and CATALYTICA ADVANCED TECHNOLOGIES, INC.

   Basis of Presentation Catalytica Energy and CAT were commonly controlled subsidiaries of Catalytica, Inc. until December 15, 2000. The 1999 financial statements present the combined statement of operations, stockholders' equity, and cash flows. In December 2000, Catalytica, Inc. completed its merger of CAT and Catalytica Energy and spin-out of Catalytica Energy to its stockholders. Catalytica Energy is in the development stage. Accordingly, cumulative losses and cash flows from inception through December 31, 2001 are presented on the statements of operations and cash flows.

   Reclassifications Prior period amounts have been reclassified where necessary to conform to the 2001 presentation.

   Cash Equivalents Catalytica Energy considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents.

   Investments Catalytica Energy's investments consist principally of commercial paper with maturities of twelve months or less and are classified as held to maturity. They are carried at cost, which approximates their fair market value.

   Investments in Equity Investments and Joint Ventures Investments in equity investments and joint ventures where Catalytica Energy has a 20% to 50% ownership interest are accounted for under the equity method. Under this method, Catalytica Energy records its pro rata share of the investee's net earnings or losses. Investee's net losses are recorded until Catalytica Energy's net investment and obligation, if any, to pay down debt are reduced to zero. The company reviews its equity investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an equity investment may not be recoverable.

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

   Allowance for Doubtful Accounts Below is a summary of the activity for all accounts and notes receivable:

                                                       Impairment
                                           Amount      charge to
                                        transferred     loan in
      Year ended  Beginning                 from         equity   Ending
     December 31,  Balance  Provision Catalytica, Inc. investment Balance
     ------------ --------- --------- ---------------- ---------- --------
         1999     $     --   100,000           --            --   $100,000
         2000     $100,000   100,000      125,000            --   $325,000
         2001     $325,000  (200,000)          --       500,000   $625,000

   Inventory Catalytica Energy's inventory consists of raw materials and is stated at the lower of cost (first-in, first-out) or market.

   Property and Equipment These assets are stated at cost. Depreciation and amortization are provided on the straight-line basis over the lesser of the useful lives, which range from three to seven years, of the respective assets or the lease term. In accordance with Financial Accounting Standards ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," Catalytica Energy reviews

  CATALYTICA ENERGY SYSTEMS, INC. and CATALYTICA ADVANCED TECHNOLOGIES, INC.

long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. To date, no such impairment has been indicated. If this review indicates the carrying value of these assets may not be recoverable, as measured based on estimated undiscounted cash flows over their remaining life, the carrying amount would be adjusted to fair value. The cash flow estimates that will be used will contain management's best estimates, using appropriate and customary assumptions and projections at the time.

   Comprehensive Income Catalytica Energy has no significant components of other comprehensive income.

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

   Stock-Based Compensation Catalytica Energy accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and has adopted the disclosure only alternative of Statement of Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("FAS 123"). In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, and the accounting consequences of various modifications to the terms of previously fixed stock options or awards. FIN 44 was effective as of July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company adopted FIN 44 in the first quarter of fiscal 2001 with no material effect on the Company's consolidated financial position, results of operations or cash flows.

   Any deferred stock compensation calculated under APB 25 and FIN 44 is amortized over the vesting period of the individual options, generally four years, using the graded vesting method. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater vesting in earlier years than the straight-line method of amortization.

   Stock-based awards to non-employees are accounted for at fair value, as generally calculated using the Black-Scholes model, in accordance with FAS 123 and Emerging Task Force Consensus No. 96-18. Related options are subject to periodic re-valuations over their vesting terms.

  CATALYTICA ENERGY SYSTEMS, INC. and CATALYTICA ADVANCED TECHNOLOGIES, INC.

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

   Net Loss per Share Earnings (loss) per share is presented in accordance with FAS No. 128, "Earnings Per Share" ("EPS"). For the years ended December 31, 2000 and 2001, the inclusion of potentially dilutive securities of 989,029 shares and 582,464 shares, respectively, are antidilutive, and therefore are excluded from the computation of diluted loss per share. Prior to the merger of Catalytica Energy and CAT in late December 2000, the companies were commonly controlled by Catalytica, Inc. and did not have a formal combined capital structure. Accordingly, no earnings per share information for those years is presented.

   The following table sets forth the computation of basic and diluted earnings attributable to common shareholders per share (in thousands, except per share amounts):

                                                                    Year ended   Year ended
                                                                   December 31, December 31,
                                                                       2000         2001
                                                                   ------------ ------------
Numerator for basic and diluted loss per share....................   $(15,910)    $(19,589)
                                                                     ========     ========
Denominator for basic and diluted loss per share--Weighted-average
  shares outstanding..............................................      1,000       14,747
                                                                     ========     ========
Basic and diluted loss per share..................................   $ (15.91)    $  (1.33)
                                                                     ========     ========

Impact of Recently Issued Accounting Standards

   In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 provides new guidance on the accounting for a business combination at the date a business combination is completed. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. SFAS No. 142 establishes new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, it requires that goodwill and certain other intangible assets will no longer be amortized and will be tested for impairment at least annually and written down only when impaired. This statement will apply to existing goodwill and intangible assets, beginning with fiscal years starting after December 15, 2001. The Company is currently evaluating these statements but does not expect that they will have a material impact on the Company's financial position, results of operations, or cash flows.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The statement also supersedes certain provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred rather than as of the measurement date, as presently required. As required by SFAS No. 144, the Company will adopt this new statement on June 1, 2002. The Company is currently evaluating this statement but does not expect that it will have a material impact on the Company's financial position, results of operations, or cash flows.

  CATALYTICA ENERGY SYSTEMS, INC. and CATALYTICA ADVANCED TECHNOLOGIES, INC.

Note 2.  Transactions with Related Parties

   NovoDynamics, Inc. In November 2000, Catalytica Energy advanced $0.2 million to NonLinear Dynamics, Inc. ("NonLinear Dynamics") in order to accelerate a contemplated business combination between NovoTec, a Delaware corporation and wholly-owned subsidiary of Catalytica Energy and NonLinear Dynamics. NovoTec was engaged in the development of data mining, informatics discovery and high throughput synthesis and testing technologies. Because repayment of the advance was not probable at the time it was made, the entire amount was charged to operations in November 2000.

   In March 2001, Catalytica Energy entered into agreements to invest $2.3 million in NovoDynamics. This amount consisted of $1.8 million in cash, forgiveness of the $0.2 million advance made to NonLinear Dynamics, which was to be payable to NovoTec, and investment of $0.3 million in assets formerly used by NovoTec. In accordance with these agreements, this full investment was completed in April 2001. In 2001, Catalytica Energy owned shares of Series A voting preferred stock representing approximately 38.4% of NovoDynamics' outstanding equity. Subsequent to December 31, 2001, Catalytica Energy owned approximately 34.4% of NovoDynamics' outstanding equity as a result of NovoDynamics issuing an additional approximately $0.7 million of Series B preferred stock. Catalytica Energy recorded its investment at cost and recorded its share of pro rata losses under the equity method in the period from March 2001 through December 31, 2001. The investment was accounted for as implied goodwill.

   Additionally, in March 2001, Catalytica Energy agreed to loan NovoDynamics up to $1.5 million if certain milestones were met. On December 31, 2001, Catalytica Energy committed to loan $0.5 million of the $1.5 million to NovoDynamics on January 7, 2002. As of December 31, 2001, Catalytica Energy recorded a note payable for the $0.5 million and a receivable of $0.5 million on its balance sheet. Because repayment of the note was not certain at the time it was made, an allowance of $0.5 million was recorded against the loan and this amount was charged as impairment to implied goodwill of an equity investment on December 31, 2001.

   Catalytica Energy periodically evaluates its equity investments. On December 31, 2001, Catalytica Energy evaluated its investment in NovoDynamics under Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock ("APB 18") and determined that an impairment in the carrying value of the investment had occurred which was other than temporary based on NovoDynamics' financial history and projected future losses. At that time, Catalytica Energy determined that the estimated fair value of our investment in NovoDynamics was zero. The carrying value of the investment at December 31, 2001 had been $1.6 million, and the entire amount was charged as impairment to implied goodwill in non-operating expenses on December 31, 2001. At that time, the Company discontinued applying the equity method because its net investment was zero.

   As of December 31, 2001, two of Catalytica Energy's directors held a direct investment in NovoDynamics Series B voting preferred stock, which represented slightly less than 1% of NovoDynamics' outstanding stock.

   Catalytica, Inc. Prior to the spin-off, the financial statements include allocations from Catalytica, Inc. for the cost of functions and services provided. These allocations include charges for facilities, finance, legal, human resources, and other employee benefit costs and totaled $3.1 million, $2.6 million, and none respectively, for the years ended December 31, 1999, 2000, and 2001. Charges for these services have been allocated based upon square footage, usage, headcount and other methods that management believes to be reasonable.

   Prior to Enron Ventures Corporation's investment, Catalytica Energy used borrowings from Catalytica, Inc. to fund its operations. In January 1998, when Enron invested in Catalytica Energy, all of Catalytica Energy's intercompany debt was forgiven and Catalytica Energy incurred no further intercompany debt. CAT continued to

  CATALYTICA ENERGY SYSTEMS, INC. and CATALYTICA ADVANCED TECHNOLOGIES, INC.

borrow from Catalytica, Inc. and incurred interest expense on these borrowings through December 31, 1999. Catalytica, Inc. charged interest at a rate of 7%. Related interest charged was $0.3 million for the year ended December 31, 1999, and none for the years ended December 31, 2000 and 2001.

   In December 2000, in accordance with the merger agreement between DSM and Catalytica, Inc., $7.3 million of intercompany debt owed to Catalytica, Inc. by CAT was forgiven.

   Investment By Enron On January 14, 1998, Enron, purchased a 15% minority interest in Catalytica Energy for $30.0 million in cash. Enron also received a three-year option to purchase an additional 535,715 shares of Catalytica Energy for $14.4 million in cash. This option expired unexercised on January 14, 2001. In connection with the Enron Stock Purchase Agreement, Catalytica Energy entered into a Share Exchange Agreement, providing Enron the right to exchange the Series B Preferred Stock of Catalytica Energy for Catalytica, Inc. common stock. After the five year anniversary of the agreement, if Catalytica Energy had not undertaken a public offering, in which Catalytica Energy received at least $20.0 million, Enron had the right to require Catalytica, Inc. to exchange all of the outstanding shares of Series B Preferred Stock for that number of shares of Catalytica, Inc. common stock based upon a determined exchange rate. The exchange rate was based upon the fair value of the Series B Preferred Stock and the market value of Catalytica, Inc.'s common stock at the time of conversion. In conjunction with the Enron Stock Purchase Agreement, $16.2 million of indebtedness owed to Catalytica, Inc. by Catalytica Energy was contributed to Catalytica Energy's capital. In December 2000, Enron converted all of its Series B Preferred Stock and received 1,342,889 shares of Catalytica Energy common stock. In November 2001, Enron sold all of its shares of Catalytica Energy common stock to a third party and did not assign any of its rights under the Share Exchange Agreement.

   Transaction With An Affiliate of Enron In December 1999, an affiliate of Enron ("the Affiliate"), the holder of a minority interest in Catalytica Energy, specified Catalytica Energy's Xonon combustion system as the preferred emissions control system for certain turbine orders from GE Power Systems ("GE"). In connection therewith, Catalytica Energy and this Affiliate of Enron signed an agreement, which provided, among other things, that Catalytica Energy agreed to advance the Affiliate up to $9.9 million to accelerate the development of the Xonon-equipped GE gas turbines, and the Affiliate had the right to elect to repay the advances to Catalytica Energy in cash or turbine credits. Turbine credits entitle the holder to a dollar-for-dollar credit on the purchase of certain turbines (in the case of these specific credits, those that specify the use of Catalytica Energy's Xonon process). Repayment in cash or other consideration was required by September 30, 2000. Catalytica Energy advanced the Enron affiliate $1.2 million at December 31, 1999 under this arrangement. Since the Enron affiliate had the option of repaying the advance in cash or turbine credits and the fair market value of the latter was not reasonably estimatable and because: 1) Catalytica Energy is not in the business of buying turbines, 2) Catalytica Energy is not in the business of exchanging turbine credits with those that buy turbines, and 3) in our particular case, the turbine credits Catalytica Energy would receive specified they could only be used on purchases of turbines that specify the use of Catalytica Energy's Xonon process, and Xonon is a relatively new technology, and there can be no assurance that it will be specified by sufficient buyers of turbines to create a market for these turbine credits, Catalytica Energy, therefore, recorded a provision equal to the advance as research and development expense. In February 2000, Catalytica Energy advanced the Enron affiliate an additional
$1.8 million. In March 2000, the arrangement between Catalytica Energy and the Affiliate was amended and all previous advances through that date of $2.9 million from Catalytica Energy were refunded, less certain costs, and the related provision was eliminated and reduced research and development expense in this period.

   Transactions With Officers In July 2000, the President and Chief Executive Officer of Catalytica Energy resigned. His separation agreement provided for severance of approximately $18,000 a month for twelve months and a payment of $18,900. Catalytica Energy recorded a charge in the third quarter of 2000 for $234,900 related to the officer's severance. If he remained unemployed after the twelve months, payments of $18,000 would

  CATALYTICA ENERGY SYSTEMS, INC. and CATALYTICA ADVANCED TECHNOLOGIES, INC.

continue for an additional six months or until he was employed, whichever came first. These payments were expensed when they became probable, through November 2001 when the arrangement ended. In addition, previous loans and accrued interest of $620,000 were forgiven and the Company recorded a charge in the third quarter of 2000 for this amount. Additionally, vesting of his options to purchase common stock was accelerated. Catalytica Energy recorded compensation expense totaling $0.1 million in the third quarter of 2000 associated with the acceleration of vesting of these options.

   In January 2001, Catalytica Energy's Senior Vice President of Business Development resigned. His separation agreement provided for a severance payment totaling approximately $0.18 million. In addition, a previous loan of $0.1 million was immediately forgiven. Catalytica Energy recorded a charge in the first quarter of 2001 for $0.3 million related to the forgiveness of the officer's loan and severance. The former officer is currently indebted to Catalytica Energy for approximately $0.17 million which is payable in installments through March 31, 2005. Interest accrues on this note at an annual rate of 6%.

   In August 2001, Catalytica Energy's Vice President of Operations resigned. His separation agreement provided for a severance payment totaling approximately $82,000.

   Investments As of December 31, 2001, Catalytica Energy had invested approximately $25.0 million with Morgan Stanley Private Wealth Management. This amount is invested primarily in a money market account and commercial and government short-term paper. Catalytica Energy has a board member who is the Chairman and Chief Executive Officer of Morgan Stanley Private Equity, and is a Managing Director of Morgan Stanley & Co., Incorporated.

Note 3.  GENXON

   GENXON In October 1996, Catalytica Energy and WGC formed a Delaware limited liability company in connection with a 50/50 joint venture to serve the gas turbine retrofit market for installed, out-of-warranty engines. The new company, GENXON, was formed to upgrade the combustion systems of installed turbines with Xonon, which is designed to reduce emissions and permit greater asset utilization for both power generation and mechanical drive markets. The initial capital commitment of the GENXON joint venture members was $10.0 million: $2.0 million from Catalytica Energy and $8.0 million from WGC. In addition, Catalytica Energy contributed an exclusive license for the use of its catalytic combustion technologies, and WGC contributed an exclusive license for the use of its instrumentation and control systems for gas turbine catalytic combustion.

   The initial funding of the capital commitment of $10.0 million was made by the third quarter of 1997. Continued funding of the joint venture beyond the initial commitment is voluntary and occurred on a 50/50 basis with each joint venture member contributing an equal amount quarterly. Catalytica Energy recorded its share of losses on the joint venture of $1.1 million, $0.2 million, and $0.1 million for the years ended December 31, 1999, 2000, and 2001, respectively. In the third quarter of 1999, GENXON completed its prototype development. All further funding of the durability testing was assumed by Catalytica Energy and is no longer being charged to the joint venture. All R&D costs related to the durability testing are expensed directly by Catalytica Energy. Because the carrying value of the net investment in GENXON is zero and Catalytica Energy is not obligated in anyway to pay down GENXON's debts, Catalytica Energy ceased recognizing its pro rata share of its losses in the first half of 2000.

  CATALYTICA ENERGY SYSTEMS, INC. and CATALYTICA ADVANCED TECHNOLOGIES, INC.

   The following information summarizes GENXON's financial position for the twelve months ended September 30, 1999, 2000, and 2001:

                                                     Twelve Months
                                                         ended
                                       September 30, September 30, September 30,
                                           1999          2000          2001
                                       ------------- ------------- -------------
                                                      (unaudited)   (unaudited)
                                                    (in thousands)
Total revenues........................    $   887        $   7         $  27
                                          =======        =====         =====
Net loss..............................    $(4,157)       $(504)        $(488)
                                          =======        =====         =====

Current assets........................    $   338        $ 678         $ 418
Long-term assets......................        270           --            --
                                          -------        -----         -----
Total assets..........................    $   608        $ 678         $ 418
                                          =======        =====         =====

Current liabilities...................    $   646        $ 641         $ 680
Members' earnings (deficit)...........        (38)          37          (262)
                                          -------        -----         -----
Total liabilities and members' capital    $   608        $ 678         $ 418
                                          =======        =====         =====

   The 1998 and 1999 reports of GENXON's independent accountants included an explanatory paragraph indicating that GENXON's financial statements have been prepared on the basis of accounting assuming that it is a going concern, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. GENXON has reported a cumulative loss of $25.3 million through September 30, 2001. Catalytica Energy has no obligation to make any further cash contributions to GENXON and the financial statements of Catalytica Energy at December 31, 2001 have no significant amounts due from GENXON or any recorded carrying value of its investment in GENXON at that same date.

   Catalytica Energy had entered into an agreement with GENXON to provide management, technical and administrative support services. These costs were incurred by Catalytica Energy and then billed to GENXON. Related amounts (both the costs and the amounts billed to GENXON) were recorded net as an element of research and development costs (none in 2000 and 2001; and $2.0 million in 1999), while amounts actually billed were recorded as accounts receivable from joint venture on the Company's balance sheet.

   On December 19, 2001, Catalytica Energy purchased WGC's equity interest in GENXON for $10,000 making it the sole equity owner of GENXON, which had been a 50/50 joint venture between Catalytica Energy and WGC. As part of the purchase agreement, Catalytica Energy also obtained a commitment from WGC to pay 50% of the first $3.0 million and 30% of any amount above $3.0 million, of any settlement or judgment against the defendants in the pending City of Glendale lawsuit, except for damages specified to have been awarded due to fraud or misrepresentation by Catalytica, Inc., Catalytica Combustion Systems, Inc., or Catalytica Energy. Also on December 19, 2001, Catalytica Energy entered into an agreement with WGC, which assigned a patent held by WGC to Catalytica Energy in exchange for royalty and license arrangements between WGC and Catalytica Energy. The Company recorded its loss in the equity interest in GENXON through December 19, 2001. The financial statements of Catalytica Energy and GENXON were consolidated as of December 31, 2001.

  CATALYTICA ENERGY SYSTEMS, INC. and CATALYTICA ADVANCED TECHNOLOGIES, INC.

Note 4.  Income Taxes

   Recorded income tax benefit differs from the expected benefit determined by applying the U.S. federal statutory rate to the net loss as follows:

                                                      Year ended December 31,
                                                     -------------------------
                                                      1999     2000     2001
                                                     -------  -------  -------
                                                           (in thousands)
Income tax benefit at U.S. statutory rate........... $ 3,987  $ 5,409  $ 6,660
Pre-merger operating losses canceled right of offset      --   (3,996)      --
Valuation allowance for deferred tax assets.........  (3,987)  (1,413)  (6,660)
                                                     -------  -------  -------
Income tax benefit.................................. $    --  $    --  $    --
                                                     =======  =======  =======

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

   Based on a proforma separate return basis, Catalytica Energy would not be able to record an income tax benefit for the net loss incurred in 1999 and 2000, because the expected benefit computed by applying the U.S. federal statutory rate to the net loss is offset by an increase in the valuation allowance for deferred tax assets.

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. They include the following:

                                                         December 31,
                                                      -----------------
                                                       2000      2001
                                                      -------  --------
                                                        (in thousands)
       Deferred tax assets:
       Net operating loss carryforwards.............. $   185  $  6,900
       Tax credit carryforwards......................       0       520
       Accruals and reserves not currently deductible   1,228     4,340
                                                      -------  --------
       Total gross deferred tax assets...............   1,413    11,760
       Less valuation allowance......................  (1,413)  (11,760)
                                                      -------  --------
       Net deferred tax assets....................... $    --  $     --
                                                      =======  ========

   Realization of the deferred tax assets is dependent on future earnings, the timing and amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the related deferred tax assets has been established to reflect these uncertainties. The valuation allowance increased approximately $4.8 million in 1999, decreased by approximately $8.9 million in 2000 and increased by approximately $10.3 million in 2001.

  CATALYTICA ENERGY SYSTEMS, INC. and CATALYTICA ADVANCED TECHNOLOGIES, INC.

   As of December 31, 2001, Catalytica Energy's federal and state net operating loss carryforwards were approximately $20 million and $3 million, respectively. The federal net operating loss carryforward will expire in the years 2020 through 2021 and the state net operating loss carryforward will expire in the years 2005 through 2006 if not used to offset future taxable income. The Company also had federal and state research and development credit carryforwards of approximately $0.4 million and $0.3 million, respectively. The federal research and development tax credits will expire in the year 2021 and the state research and development tax credits carryforward indefinitely.

   Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and a similar state provision. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

Note 5.  Capital Stock

   Shares of Catalytica Energy common stock reserved for future issuance are as follows:

                                                                December 31,
                                                                    2001
                                                                ------------
   Employee stock purchase plan................................  1,482,897
   Stock options...............................................  2,985,311
   Glaxo Wellcome warrant......................................    330,940
                                                                 ---------
                                                                 4,799,148
                                                                 =========

   Follow-on Offering In August 2001, Catalytica Energy registered 5,000,000 shares of its common stock in a follow-on public offering, of which 4,250,000 shares were sold by the Company and 750,000 shares were sold by an existing stockholder, at a price to the public of $12.18 per share. The gross proceeds to the Company from the follow-on public stock offering were $51.8 million and the Company incurred approximately $4.025 million in costs in connection with the offering.

Catalytica Energy

   Preferred Stock The Company has 5,000,000 shares of Preferred Stock authorized, all of which are unissued and undesignated. The Board of Directors of the Company has the authority, without further vote or action by the stockholders, to issue these undesignated shares of Preferred Stock in one or more series and to fix the rights, qualifications, preferences, privileges, limitations, and restrictions of each such series, including dividend rights, terms or redemption, redemption prices, liquidation preferences, and the number of shares constituting any series or the designation of such series.

   Prior to Catalytica Energy's spin-off from Catalytica, Inc., Catalytica Energy had 9,000,000 shares of preferred stock, par value of $0.001, authorized, of which 660,714 was subject to future issuance in one or more classes or series of preferred stock and options as determined by the Board of Directors. On December 15, 2000, all issued and outstanding shares of the Company's preferred stock was cancelled and 5,000,000 shares of perferred stock was newly authorized. The Company had 8,339,286 shares of preferred stock issued and outstanding prior to December 15, 2000, consisting of the following classes:

   Series A Preferred Stock The Company had 7,000,000 shares of Series A preferred stock issued and outstanding prior to December 15, 2000 held by Catalytica, Inc. The Series A preferred stock had the following rights: (a) the right to receive a dividend of $0.06 per annum, per share, when and if declared by the Company's

  CATALYTICA ENERGY SYSTEMS, INC. and CATALYTICA ADVANCED TECHNOLOGIES, INC.

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

   Series B Preferred Stock As discussed in Note 2, on January 14, 1998, the Company entered into a Stock Purchase Agreement with Enron and issued 1,339,286 shares of Series B preferred stock. This stock had the following rights: (a) the right to receive a dividend of $1.34 when and if declared by the Company's Board of Directors and prior to any dividends declared and paid on Series A preferred stock and common stock; (b) in the event of liquidation, any shares that remained outstanding had a liquidation preference over Series A preferred stock and common stock amounting to $22.40 per share plus all declared and unpaid dividends; (c) the right to convert into shares of common stock, on a one-for-one basis (subject to adjustment in the case of stock splits, reclassifications, stock dividends and rights offerings to existing holders of common stock and similar events, except for issuances pursuant to employee benefit plans) at any time at the option of the holder and automatically upon the closing of an underwritten public offering, which resulted in gross proceeds to the Company of at least $20.0 million. The holder of each share would have been entitled to the number of votes equal to the number of shares of common stock into which such shares of preferred stock could have been converted at the record date for determining the stockholders entitled to vote on such matters. On December 15, 2000, all shares of Series B preferred stock were converted into 1,342,889 shares of Catalytica Energy's common stock in connection with Catalytica Energy's spin-off from Catalytica, Inc. In November 2001, Enron sold all of its shares of Catalytica Energy common stock to a third party and did not assign any of its rights under the Share Exchange Agreement.

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

   Glaxo Wellcome, Inc. Warrant On July 31, 1997, Catalytica, Inc. issued a warrant to purchase 2,000,000 shares of Catalytica, Inc, common stock at $12.00 per share to Glaxo Wellcome. On December 15, 2000, in connection with the spin-off of Catalytica Energy, the warrant was converted into a warrant to purchase 330,940 shares of Catalytica Energy common stock at $11.23 per share, which expires on July 31, 2003.

CAT

   Series A Preferred Stock CAT had 3,000,000 shares of Series A preferred stock authorized, issued and outstanding prior to its merger with Catalytica Energy in December 2000. The Series A preferred stock had the

  CATALYTICA ENERGY SYSTEMS, INC. and CATALYTICA ADVANCED TECHNOLOGIES, INC.

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

   Upon the closing of an underwritten public offering of the Company's securities at an aggregate gross offering price of not less than $20.0 million, these shares would have automatically converted into common stock at the then effective conversion price. The holder of each share of Series A preferred stock would have been entitled to the number of votes equal to the number of shares of common stock into which such share of preferred stock could have been converted at the record date for determining the stockholders entitled to vote on such matters. In December 2000, all shares of CAT Series A preferred stock were cancelled in connection with its merger into Catalytica Energy.

Note 6.  Employee Benefit Plans

   The Company's 1995 Stock Option Plan (as amended and restated October 26,
2000) Under this plan, the Company's Board of Directors is authorized to grant incentive stock options to eligible employees and nonqualified stock options to eligible employees, consultants, and directors. The incentive stock options generally vest ratably over four years from the date of grant and expire no later than ten years from the date of grant. Nonqualified stock options offered to directors vest ratably over one to four years from the date of grant and expire no later than ten years from the date of grant.

   Prior to becoming a public company in December 2000, Catalytica Energy's Board of Directors established the estimated fair value of its common stock for purposes of applying APB No. 25, prior to the granting of stock awards, after considering the following: (1) the implied fair value of the underlying businesses, based on the sale its convertible preferred stock to Enron, in relation to the then total estimated market capitalization of its publicly-owned parent, Catalytica, Inc., and (2) other developments that the Board of Directors, in its judgment, considered relevant to fair value.

   The following table summarizes related stock option plan activity:

                                                  Outstanding Options
                                Weighted   --------------------------------
                                 Shares     Average   Aggregate
                                Available   Number    Exercise   Exercise
                                for Grant  of Shares    Price     Price
                                ---------  ---------  --------- -----------
   Balance at December 31, 1998   162,828    999,297   $ 2.35   $ 2,348,554
       Granted.................   (90,220)    90,220    21.17     1,910,352
       Canceled................    17,474    (17,474)    3.44       (60,095)
                                ---------  ---------   ------   -----------
   Balance at December 31, 1999    90,082  1,072,043     3.92     4,198,811
       Authorized..............   837,875         --       --            --
       Granted.................  (222,580)   222,580    24.60     5,475,468
       Canceled................    41,755    (41,755)   13.20      (551,166)
       Exercised...............        --    (28,454)    0.54       (15,365)
                                ---------  ---------   ------   -----------
   Balance at December 31, 2000   747,132  1,224,414     7.43     9,107,748
       Authorized.............. 1,500,000         --       --            --
       Granted.................  (793,268)   793,268    14.13    11,212,402
       Canceled................   174,134   (174,134)   16.74    (2,914,349)
       Exercised...............        --   (486,235)    1.58      (767,061)
                                ---------  ---------   ------   -----------
   Balance at December 31, 2001 1,627,998  1,357,313   $12.26   $16,638,740
                                =========  =========   ======   ===========

  CATALYTICA ENERGY SYSTEMS, INC. and CATALYTICA ADVANCED TECHNOLOGIES, INC.

   The weighted average fair value of options granted during 1999, 2000 and 2001, was $10.68, $17.67, and $8.91 respectively as calculated in accordance with FAS 123. A summary of Catalytica Energy's stock option activity for the year ended December 31, 2001 is as follows:

                      Options Outstanding                 Options Exercisable
               ---------------------------------- -----------------------------------
                                    Number of     Weighted                   Weighted
                Weighted Number      Average      Average     Exercisable    Average
   Range of       Outstanding       Remaining     Exercise       As of       Exercise
Exercise Price December 31, 2001 Contractual Life  Price   December 31, 2001  Price
-------------- ----------------- ---------------- -------- ----------------- --------
$0.40                277,225           3.96        $ 0.40       277,225       $ 0.40
$2.50-$6.14          153,923           7.85          4.42        85,264         3.98
$6.32-$12.00         131,816           8.31          9.67        60,944        11.67
$14.31               268,679           9.07         14.31        81,657        14.31
$14.50-$16.50         14,623           8.11         15.81         9,009        15.55
$16.94               235,244           9.15         16.94        52,675        16.94
$19.25-$21.00         97,768           8.78         20.45        45,693        20.45
$21.60                42,397           7.17         21.60        30,795        21.60
$26.50               134,638           8.50         26.50        52,313        26.50
$30.00                 1,000           8.58         30.00           354        30.00
                   ---------                                    -------
$0.40-$30.00       1,357,313           7.68        $12.26       695,929       $ 9.14
                   =========                                    =======

Stock Option and Stock Purchase Plans

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

                                           Risk Free     Risk Free     Risk Free
                                         Interest Rate Interest Rate Interest Rate
                                             1999          2000          2001
                                         ------------- ------------- -------------
Stock Option Plan.......................     5.48          6.43          4.51
Employee Stock Purchase Plan............       --            --          4.51

                                        Dividend  Volatility Volatility Volatility
                                          Yield     Factor     Factor     Factor
                                        All Years    1999       2000       2001
                                        --------- ---------- ---------- ----------
Stock Option Plan......................    0.0      .8236      .8814      .7217
Employee Stock Purchase Plan...........    0.0         --         --      .7217

                                                        Weighted Weighted Weighted
                                                        Average  Average  Average
                                                        Expected Expected Expected
                                                          Life     Life     Life
                                                          1999     2000     2001
                                                        -------- -------- --------
Stock Option Plan......................................   2.6      4.3      4.97
Employee Stock Purchase Plan...........................    --       --      1.04

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option models require the input of highly subjective assumptions including the expected stock price volatility. Because Catalytica Energy's

  CATALYTICA ENERGY SYSTEMS, INC. and CATALYTICA ADVANCED TECHNOLOGIES, INC.

employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

   For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the options' vesting period (for options) and the six-month purchase method (for stock purchased under ESPP). The weighted average fair value of stock options during 1999 and 2000 was $10.68 and $17.67 per share, respectively. The weighted average fair value of stock options and employee stock purchase rights granted during 2001 was $8.91 and $5.75 per share, respectively.

   Had compensation cost for the Catalytica Energy's stock-based compensation plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of FAS 123, the Catalytica Energy's net for the combined entity loss would have been increased to the pro forma amounts indicated below:

                                                     Compensation Expense
                                                 ----------------------------
                                                   1999      2000      2001
                                                 --------  --------  --------
                                                        (in thousands)
  Net loss...................................... $(11,730) $(15,910) $(19,589)
  Stock option plan.............................     (826)   (1,714)   (4,103)
  Employee stock purchase plan..................       --        --      (105)
                                                 --------  --------  --------
  Pro forma net loss............................ $(12,556) $(17,624) $(23,797)
                                                 ========  ========  ========
  Pro forma basic and diluted net loss per share $     --  $ (17.62) $  (1.61)
                                                 ========  ========  ========

   Since compensation expense is recognized over the vesting period of the related options, which is generally four years, and because pro forma disclosure is only required commencing with 1995, the initial impact on pro forma loss may not be representative of compensation expense in future years.

   Stock Options Granted to Non Employees In March 1999, Catalytica Energy granted certain employees of Catalytica Inc. and its subsidiaries options to purchase 10,500 shares of its common stock at a price of $21.60 per share. The ownership of these options vests over a four-year period. Since the recipients of these options are not employees of Catalytica Energy, Catalytica Energy recorded a deferred compensation obligation of $227,000, of which $56,700 and $56,800 was earned and charged to operations in the year ended December 31, 2000 and December 31, 2001, respectively. This obligation was remeasured at December 31, 2000 and at December 31, 2001, and no additional deferred compensation was recorded. In each subsequent reporting period (through the vesting period) this obligation will be remeasured.

   In July 1999, Catalytica Energy granted 6,000 options to directors at $4.74 below market value. These options vest over a one-year period. Since the recipients of these options received options below their fair market value, Catalytica Energy recorded a deferred compensation obligation of $28,000, of which $5,000 and $23,000 was earned and charged to operations in the years ended December 31, 1999 and December 31, 2000, respectively. This obligation has been fully amortized over the vesting period of the options and will not be remeasured in future reporting periods.

   In March 2000, Catalytica Energy granted certain employees of Catalytica Inc. and its subsidiaries options to purchase 8,400 shares of its common stock at a price of $21.00 per share. These options vest over a four-year period. Since the recipients of these options are not employees of Catalytica Energy, Catalytica Energy recorded

  CATALYTICA ENERGY SYSTEMS, INC. and CATALYTICA ADVANCED TECHNOLOGIES, INC.

a deferred compensation obligation of $176,000, of which $37,000 and $44,600 was charged to operations in the years ended December 31, 2000 and December 31, 2001, respectively. This obligation was remeasured at December 31, 2000 and December 31, 2001, and no additional deferred compensation was recorded. In each subsequent reporting period (through the vesting period) this obligation will be remeasured.

   In the first quarter of 2001, Catalytica Energy granted a consultant options to purchase 5,558 shares of its common stock at prices between $14.31 and $16.44 per share. The options vest up to four years. Since the recipient of these options is not an employee of Catalytica Energy, Catalytica Energy recorded a deferred compensation obligation of $64,000, of which $56,100 was charged to operations in the year ended December 31, 2001. This obligation was remeasured at December 31, 2001, and no additional deferred compensation was recorded. In each subsequent reporting period (through the vesting period) this obligation will be remeasured.

   In the fourth quarter of 2001, Catalytica Energy granted a charitable foundation options to purchase 20,000 shares of its common stock at $4.55 per share. The options were granted to the foundation at the request of a member of the Company's board of directors who otherwise would have received the options for his board service. The options vest over four years. Since the recipient of these options is not an employee of Catalytica Energy, Catalytica Energy recorded a deferred compensation obligation of $91,000, of which none was charged to operations in the year ended December 31, 2001. Catalytica Energy will begin recording a deferred compensation charge associated with this option grant in January 2002. This obligation was remeasured at December 31, 2001, and no additional deferred compensation was recorded. In each subsequent reporting period (through the vesting period) this obligation will be remeasured.

   Compensation Expense Related to Stock Options The Company has occasionally granted options to non-employees and accelerated vesting of options for terminated employees. Compensation expense of $94,000, $214,000, and $70,000 was recorded in the twelve months ended December 31, 1999, December 31, 2000, and December 31, 2001, respectively. The resulting additional charges were recorded as additional paid-in capital with the offset expensed as compensation.

   2000 Employee Stock Purchase Plan In 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the Plan) under which employees will be eligible to purchase shares of the Company's common stock at a discount through periodic payroll deductions. The Plan is intended to meet the requirements of Section 423 of the Internal Revenue Code. After the initial period, purchases will occur at the end of six month offering periods at a purchase price equal to 85% of the market value of the Company's common stock at either the beginning of the offering period or the end of the offering period, whichever is lower. The first offering period under the plan began on December 18, 2000 and ended on June 30, 2001. Participants may elect to have up to 10% of their pay withheld for purchase of common stock at the end of the offering period, up to a maximum of $25,000 per calendar year. The Company has reserved 1,500,000 shares of common stock for issuance under the Plan. At December 31, 2001, the Company had issued 17,103 shares under the Plan. For the year ended December 31, 2001, employees purchased 17,103 shares for $200,000. The weighted average fair value of those purchased shares granted in 2001 was $5.75.

   401(k) Savings & Retirement Plan The Company offers a 401(k) Savings & Retirement Plan to eligible employees meeting certain age and service requirements. This plan permits participants to contribute up to 15% of their salary, up to the maximum allowable by the Internal Revenue Service regulations. The plan provides for both a bi-monthly Company match and a discretionary annual contribution. Participants are immediately vested in their voluntary contributions plus actual earnings and in the Company's matching contributions. The Company's expense for this plan was $162,000 for the month ending December 31, 2000 and $246,000 for the year ended December 31, 2001.

  CATALYTICA ENERGY SYSTEMS, INC. and CATALYTICA ADVANCED TECHNOLOGIES, INC.

Note 7.  Major Customers and Geographic Revenues

   Major customers are as follows:

                                                  Year ended December 31,
                                                 -------------------------
                                                  1999     2000     2001
                                                 -------  -------  -------
    General Electric............................      --       52%      48%
    Department of Energy........................      26%       2%      35%
    McDermott...................................      21%      20%       9%
    Gas Research Institute......................      --       14%      --
    NIST........................................       8%       1%      --
    Pratt & Whitney Canada......................      12%      --       --
    Mitsubishi..................................       9%      --       --

   Unbilled revenues related to work performed were approximately $497,000, $26,000, and $343,000 in 1999, 2000, and 2001, respectively. These amounts were included in accounts receivable.

   Research revenue by geographic region is as follows:

                                                     For the year ended
                                                        December 31,
                                                 -------------------------
                                                  1999     2000     2001
                                                 -------  -------  -------
    United States...............................      79%      82%      59%
    Europe......................................      --       18%      41%
    Canada......................................      12%      --       --
    Japan.......................................       9%      --       --
                                                 -------  -------  -------
       Total....................................     100%     100%     100%
                                                 =======  =======  =======

Note 8.  Leases, Commitments and Contingencies

   Capital leases In 1996, Catalytica Energy entered into a three-year capital lease to purchase a compressor. In 1999, Catalytica Energy completed the scheduled payments required under the lease, exercised its bargain purchase option, and received title to the compressor. In the fourth quarter of 2000 and the first quarter of 2001, Catalytica Energy entered into five, three-year leases for furniture and computer equipment. These leases expire in the fourth quarter of 2003 and the first quarter of 2004.

   Operating leases Catalytica Energy leases its research and office facilities in Mountain View, CA under an operating lease agreement that expires on December 31, 2003, after which time the Company has the option for a five-year extension. Catalytica Energy currently subleases approximately 20,000 square feet at the Mountain View, CA site.

   Catalytica Energy leases an office facility in Scottsdale, AZ under an operating lease agreement that expires on August 31, 2003, after which time, Catalytica Energy has the option for a six-month extension. This facility has been entirely subleased. Additionally, Catalytica Energy leases copiers and office equipment under lease agreements, which generally expire throughout 2003.

   In 2001, Catalytica Energy leased manufacturing facilities in Gilbert, Arizona under a seven-year lease for approximately 43,000 square feet that expires on October 31, 2008. In 2002, Catalytica Energy completed the purchase of this facility for $4.1 million. See Note 12 Subsequent Events.

  CATALYTICA ENERGY SYSTEMS, INC. and CATALYTICA ADVANCED TECHNOLOGIES, INC.

   The aggregate minimum annual commitments under all leases as of December 31, 2001, are as follows (in thousands):

       Year
       ----
       2002....................................................... $1,442
       2003.......................................................  1,415
       2004.......................................................    407
       2005.......................................................    404
       2006.......................................................    404
                                                                   ------
                                                                   $4,072
                                                                   ======

   Rent expense consisting of building and equipment rent was none in 1999, $218,000 in 2000, and $1,219,000 in 2001.

   Catalytica Energy subleases a portion of its Mountain View, CA facilities as well as the entire portion of its Scottsdale, AZ office to two companies. Under the subleases, rental income is generated as follows (in thousands):

       Year
       ----
       2002....................................................... $1,190
       2003.......................................................  1,163
                                                                   ------
                                                                   $2,353
                                                                   ======

   Rental income was none in 1999, $47,000 in 2000, and $1,864,000 in 2001.

   Commitments Catalytica Energy has entered into research collaboration arrangements that may require it to make future royalty payments. These payments would generally be due once specified milestones, such as the commencement of commercial sales of a product incorporating the funded technology, are achieved. Currently, Catalytica Energy has four such arrangements with Tanaka Kikinzoku Kogyo ("Tanaka"), Gas Technology Institute ("GTI") (formally known as Gas Research Institute), the California Energy Commission ("CEC") and WGC. In certain cases these royalty payments are contingent upon the number of units sold during the period covered by the applicable agreement.

   Contingencies On August 14, 2000, the City of Glendale filed a complaint against Catalytica Energy, Catalytica, Inc. and GENXON Power Systems, Inc. in Los Angeles County Superior Court. The case has been transferred to the Orange County Superior Court, Case No. 00CC13002. The first amended complaint asserts claims against all defendants for breach of contract, breach of the covenant of good faith and fair dealing, fraud and negligent misrepresentation arising out of defendants' failure to complete its performance under a Technical Services Agreement between the City of Glendale and Catalytica, Inc. providing for the retrofit of the FT4 engine with the FT4 Xonon Combustion System. The City of Glendale seeks compensatory damages in excess of $7.5 million and punitive damages. On May 31, 2001, the Company filed an answer to the first amended complaint. Catalytica Energy has agreed to indemnify Catalytica, Inc. for any costs associated with this matter.

   On July 16, 2001, AGC Manufacturing Services, Inc. and AGC Project Development, Inc. (collectively referred to as "AGC") filed a demand for arbitration against Catalytica, Inc. and Catalytica Energy. The arbitration demand asserted claims for breach of contract, fraud, conversion/unjust enrichment, restitution, determination of commercial arrangement terms and an accounting. These claims arose out of a dispute concerning the interpretation of the Collaboration Agreement, dated November 2, 1993, between AES Project

  CATALYTICA ENERGY SYSTEMS, INC. and CATALYTICA ADVANCED TECHNOLOGIES, INC.

Development, Inc. and Catalytica, Inc., as amended through Amendment 3, dated October 12, 1995. AGC sought compensatory damages in excess of $5.0 million, punitive damages and declaratory relief establishing ownership in certain Catalytica technology. Catalytica Energy agreed to indemnify Catalytica, Inc. for any costs associated with this matter. In September 2001, Catalytica Energy signed a $3.0 million cash settlement with AGC to be paid over a 22-month period in connection with these claims. Catalytica Energy recorded the $3.0 million settlement amount in its financial statements as of December 31, 2001. Catalytica Energy paid $1.5 million of settlement installments to AGC during the year ended December 31, 2001. The $1.5 million balance will be paid to AGC in quarterly installments through June 30, 2003.

Note 9.  Segment Disclosures

   Catalytica Energy operates as one business segment. Consequently, segment disclosure for the twelve months ended December 31, 2001 is not provided. Prior to December 31, 2000, Catalytica Energy operated primarily in two businesses:
Catalytica Energy, which is in the business of developing and commercializing Xonon technology and Advanced Technologies, which conducted in-house and contract research and development. The Company determined these reportable operating segments based upon how the businesses were managed and operated. As such, the following table discloses their revenues and operating income for the above named operating segments for the twelve months ended December 31, 1999 and December 31, 2000, as well as identifiable assets as of December 31, 1999 and December 31, 2000.

                                                           Year ended
                                                          December 31,
                                                       ------------------
                                                         1999      2000
                                                       --------  --------
     Revenues
        Catalytica Energy............................. $  1,552  $  4,282
        CAT...........................................    1,501     1,205
                                                       --------  --------
            Total revenues............................ $  3,053  $  5,487
                                                       ========  ========

                                                           Year ended
                                                          December 31,
                                                       ------------------
                                                         1999      2000
                                                       --------  --------
     Operating loss
        Catalytica Energy............................. $ (9,670) $(13,688)
        CAT...........................................   (1,690)   (2,762)
                                                       --------  --------
            Total operating loss...................... $(11,360) $(16,450)
                                                       ========  ========

                                                           Year ended
                                                          December 31,
                                                       ------------------
                                                         1999      2000
                                                       --------  --------
     Identifiable assets
        Catalytica Energy............................. $ 19,335  $ 66,748
        CAT...........................................      505     1,024
                                                       --------  --------
            Total assets.............................. $ 19,840  $ 67,772
                                                       ========  ========

  CATALYTICA ENERGY SYSTEMS, INC. and CATALYTICA ADVANCED TECHNOLOGIES, INC.

Note 10.  Restructuring and Related Activities

   In the fourth quarter of 2001, Catalytica Energy's management approved a restructuring plan to move its finance department to Gilbert, Arizona and to realign two additional functions within its corporate structure. Accordingly, the Company planned to eliminate 7 employee positions in connection with this plan. Restructuring and related charges of $0.36 million were expensed during the fourth quarter of 2001. As of December 31, 2001, Catalytica Energy had not yet completed any of the planned employee separations under the 2001 plan. The Company expects to substantially complete the initiatives contemplated under the restructuring plan by July 1, 2002. Components of accrued restructuring costs and amounts charged against the 2001 restructuring plan as of December 31, 2001 were as follows:

                                       Beginning Adjustments and December 31,
                                        accrual   expenditures       2001
                                       --------- --------------- ------------
                                                   (in thousands)
   Employee separation costs..........   $359          --            $359

Note 11. Selected Quarterly Financial Data (Unaudited) (In thousands, except per share amounts)

                                First Quarter    Second Quarter     Third Quarter    Fourth Quarter
                               ---------------  ----------------  ----------------  ----------------
                                2000    2001     2000     2001     2000     2001     2000     2001
                               ------  -------  -------  -------  -------  -------  -------  -------
Research and development
  revenues.................... $1,275  $ 1,446  $ 1,158  $ 2,212  $ 1,457  $ 1,177  $ 1,597  $   688
Total expenses................  2,235    5,836    4,096    5,453    6,339    7,465    9,267    6,135
Operating loss................   (960)  (4,390)  (2,938)  (3,241)  (4,882)  (6,288)  (7,670)  (5,447)
Net loss...................... $ (953) $(3,725) $(2,650) $(2,871) $(4,923) $(5,860) $(7,384) $(7,133)
Basic and diluted net loss per
  share....................... $(1.89) $ (0.29) $ (5.14) $ (0.22) $ (9.53) $ (0.37) $ (2.99) $ (0.41)

Note 12.  Subsequent Events (Unaudited)

  Shareholder Rights Plan

   On January 29, 2002, the Board of Directors of Catalytica Energy adopted a Shareholder Rights Plan. Pursuant to the Shareholder Rights Plan, the Company will distribute Preferred Stock Purchase Rights as a dividend at the rate of one Right for each share of the Company's common stock held by stockholders of record as of February 20, 2002 (the "Record Date"). The Board of Directors also authorized the issuance of Rights for each share of common stock issued after the Record Date, until the occurrence of certain specified events. The Shareholder Rights Plan was adopted to provide protection to stockholders in the event of an unsolicited attempt to acquire the Company. Each Right will entitle the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred stock at an exercise price of $45, subject to adjustment.

   The Rights are not exercisable until the earlier of (i) ten business days (or such later date as may be determined by the Board of Directors) following an announcement that a person or group has acquired beneficial ownership of 15% of the Company's common stock or (ii) ten days (or such later date as may be determined by the Board of Directors) following the announcement of a tender offer which would result in a person or group obtaining beneficial ownership of 15% or more of the Company's outstanding common stock, subject to certain exceptions (the earlier of such dates being called the "Distribution Date."). However, with respect to the shares of the Company's common stock held or acquired by Morgan Stanley Capital Partners III, L.P. ("MSCP"), no Distribution Date shall occur until MSCP acquires 21.5% or more of the Company's common stock then outstanding or announces a tender offer to acquire 21.5% or more of the Company's common stock then

  CATALYTICA ENERGY SYSTEMS, INC. and CATALYTICA ADVANCED TECHNOLOGIES, INC.

outstanding (the "Limitations"). The Rights are initially exercisable for one-one thousandth of a share of the Company's Series A Preferred stock at a price of $45 per one-one thousandth share, subject to adjustment. However, if
(i) after the Distribution Date the Company is acquired in certain types of transactions, or (ii) any person or group (with certain exceptions) acquires beneficial ownership of 15% of the Company's common stock, then holders of Rights (other than the 15% holder) will be entitled to receive upon exercise of the Right, common stock of the Company (or in the case of acquisition of the Company, common stock of the acquirer) having a market value of two times the exercise price of the Right.

   The Company is entitled to redeem the Rights, for $0.001 per Right, at the discretion of the Board of Directors, until certain specified times. The Company may also require the exchange of Rights, under certain additional circumstances. The Company also has the ability to amend the Rights, subject to certain limitations.

   If the Rights are triggered then each holder of a Right which has not been exercised (other than Rights beneficially owned by the Acquiring Person) will have the right to receive, upon exercise, voting Common Shares having a value equal to two times the Purchase Price.

  Purchase of Arizona Facility

   In March 2002, Catalytica Energy completed its purchase of a 43,000 square foot manufacturing facility and administrative building in Gilbert, Arizona. In December 2001, Catalytica Energy had purchased a $0.1 million non-refundable option to enter into an agreement to purchase this site. In 2002, the Company purchased an additional $0.3 million option to extend the purchase date of the building. These options totaling $0.4 million were applied toward the purchase price of the facility. The building was purchased for $4.1 million, and 75% of the building purchase was financed through a five-year term loan agreement with the Arizona State Compensation Fund. Prior to March 2002, the Company had leased this facility under a seven-year lease commitment, which was due to expire on October 31, 2008. In connection with the purchase of this building, the lease agreement was cancelled and Catalytica Energy has no further lease obligation. Approximately $2.0 million of the operating lease commitments in
Note 8 are lease payments associated with rent under the Company's prior lease of this facility, which was cancelled upon completion of the purchase of the facility in March 2002.

  Legal Settlement

   In March 2002, the parties entered into a settlement agreement with respect to this matter. Under the terms of the settlement agreement, Catalytica Energy will pay the City of Glendale $3.0 million, and all parties will dismiss and release all claims. Under the terms of an agreement with WGC, WGC is obligated to reimburse Catalytica Energy for $1.5 million of this amount. Catalytica Energy has accrued a net reserve of $1.5 million as of December 31, 2001, to accrue for the net settlement of this matter, of which $0.25 million was recorded in 2001. On March 27, 2002, Catalytica Energy was notified by WGC that WGC was disputing the amount of its reimbursement obligation to Catalytica Energy. Catalytica Energy believes that they are entitled to reimbursement of the entire $1.5 million pursuant to the terms of an agreement with WGC and intend to pursue such reimbursement.

                                                                      Exhibit F

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

                                          PRICEWATERHOUSECOOPERS LLP

San Jose, California
October 17, 1999, except for the second paragraph of note 4 as to which the date is August 28, 2000

                         GENXON POWER SYSTEMS, L.L.C.
                     (a company in the development stage)

                                BALANCE SHEETS

                                                                    September 30,
                                                                 --------------------
                                                                   1999       1998
                                                                 --------  ----------
                             ASSETS
                             ------
Current assets:
   Cash and cash equivalents.................................... $162,832  $  594,573
   Accounts receivable..........................................  175,321     204,233
   Inventory....................................................       --     278,292
                                                                 --------  ----------
       Total current assets.....................................  338,153   1,077,098
Property and equipment, net.....................................  179,558     897,876
Note receivable from employee...................................   90,000     120,000
                                                                 --------  ----------
       Total assets............................................. $607,711  $2,094,974
                                                                 ========  ==========

                LIABILITIES AND MEMBERS' CAPITAL
                --------------------------------
Current liabilities:
   Payable to Woodward Governor Company......................... $     --  $    9,060
   Payable to Catalytica Combustion Systems, Inc................   53,857     320,589
   Accounts payable.............................................       --     199,480
   Accrued liabilities..........................................  592,518     257,093
                                                                 --------  ----------
       Total current liabilities................................  646,375     786,222
                                                                 --------  ----------

Commitments and contingencies (Note 4)
   Members' capital.............................................  (38,664)  1,308,752
                                                                 --------  ----------
       Total liabilities and members' capital................... $607,711  $2,094,974
                                                                 ========  ==========



  The accompanying notes are an integral part of these financial statements.

                         GENXON POWER SYSTEMS, L.L.C.
                     (a company in the development stage)

                           STATEMENTS OF OPERATIONS


                                                                                 Period from
                                                                              October 21, 1996
                                                  Year ended    Year ended   (date of inception)
                                                 September 30, September 30,  to September 30,
                                                     1999          1998             1999
                                                 ------------- ------------- -------------------
Revenues:
   Research contract............................  $   887,224   $   204,233     $  1,359,457
                                                  -----------   -----------     ------------
Operating expenses:
   Research and development.....................    3,964,331     8,137,903       20,758,676
   Selling, general and administrative expenses.    1,095,602     1,709,337        4,952,736
                                                  -----------   -----------     ------------
                                                    5,059,933     9,847,240       25,711,412
                                                  -----------   -----------     ------------
Loss from operations............................   (4,172,709)   (9,643,007)     (24,351,955)
Other income, net...............................       15,293        27,910           93,291
                                                  -----------   -----------     ------------
       Net loss.................................  $(4,157,416)  $(9,615,097)    $(24,258,664)
                                                  ===========   ===========     ============



  The accompanying notes are an integral part of these financial statements.

                         GENXON POWER SYSTEMS, L.L.C.
                     (a company in the development stage)

                        STATEMENTS OF MEMBERS' CAPITAL

                                        Woodward     Catalytica     Total
                                        Governor     Combustion    Members'
                                        Company     Systems Inc.   Capital
                                       -----------  ------------ ------------
  Capital contributions............... $ 7,100,000  $ 1,900,000  $  9,000,000
  Net loss............................  (8,243,076)  (2,243,075)  (10,486,151)
                                       -----------  -----------  ------------
  Members' capital, September 30, 1997  (1,143,076)    (343,075)   (1,486,151)
     Capital contributions............   6,605,000    5,805,000    12,410,000
     Net loss.........................  (4,807,548)  (4,807,549)   (9,615,097)
                                       -----------  -----------  ------------
  Members' capital, September 30, 1998     654,376      654,376     1,308,752
     Capital contributions............   1,405,000    1,405,000     2,810,000
     Net loss.........................  (2,078,708)  (2,078,708)   (4,157,416)
                                       -----------  -----------  ------------
  Members' capital, September 30, 1999 $   (19,332) $   (19,332) $    (38,664)
                                       ===========  ===========  ============




  The accompanying notes are an integral part of these financial statements.

                         GENXON POWER SYSTEMS, L.L.C.
                     (a company in the development stage)

                           STATEMENTS OF CASH FLOWS

                                                                                                    Period from
                                                                                                 October 21, 1996
                                                                     Year ended    Year ended   (date of inception)
                                                                    September 30, September 30,  to September 30,
                                                                        1999          1998             1999
                                                                    ------------- ------------- -------------------
Cash flows from operating activities:
   Net loss........................................................  $(4,157,416) $ (9,615,097)    $(24,258,664)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation expense........................................      215,181        74,477          289,658
       Changes in assets and liabilities:
          Accounts receivable......................................       28,912      (204,233)        (175,321)
          Inventory................................................      278,292       (44,315)              --
          Prepaid expenses.........................................           --       358,482               --
          Note receivable from employee............................       30,000      (120,000)         (90,000)
          Payable to members.......................................     (275,792)      (75,414)          53,857
          Accounts payable.........................................     (199,480)   (1,652,534)              --
          Accrued liabilities......................................      335,425      (176,168)         592,518
          Loss on disposal of fixed assets.........................      503,137            --          503,137
                                                                     -----------  ------------     ------------
              Net cash used in operating activities................   (3,241,741)  (11,454,802)     (23,084,815)
                                                                     -----------  ------------     ------------
Cash flows from investing activities:
   Acquisition of property and equipment...........................           --      (414,991)        (972,353)
                                                                     -----------  ------------     ------------
Cash flows from financing activities:
   Members' capital contributions..................................    2,810,000    12,410,000       24,220,000
                                                                     -----------  ------------     ------------
              Net decrease in cash and cash equivalents............     (431,741)      540,207          162,832
Cash and cash equivalents, beginning of period.....................      594,573        54,366               --
                                                                     -----------  ------------     ------------
Cash and cash equivalents, end of period...........................  $   162,832  $    594,573     $    162,832
                                                                     ===========  ============     ============


  The accompanying notes are an integral part of these financial statements.

                         GENXON POWER SYSTEMS, L.L.C.
                     (a company in the development stage)

                         NOTES TO FINANCIAL STATEMENTS

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

                                                    Cash    Technology
                                                 Commitment  Licenses     Total
                                                 ---------- ---------- -----------
Catalytica Combustion Systems, Inc. (Catalytica) $2,000,000 $8,000,000 $10,000,000
Woodward Governor Company (Woodward)............ $8,000,000 $2,000,000 $10,000,000

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

                                     Catalytica     Woodward       Total
                                    ------------  ------------  ------------
  Cash contributed................. $  9,110,000  $ 15,110,000  $ 24,220,000
  Technology licenses contributed..    8,000,000     2,000,000    10,000,000
  Allocation of cumulative net loss  (12,129,332)  (12,129,332)  (24,258,664)
                                    ------------  ------------  ------------
  Capital account balances......... $  4,980,668  $  4,980,668  $  9,961,336
                                    ============  ============  ============

2.  Summary of Significant Accounting Policies

Basis of presentation

   The Company's financial statements have been prepared on a basis of accounting assuming that it is a going concern, which contemplates realization of assets and satisfaction of liabilities in the normal course of business.

                         GENXON POWER SYSTEMS, L.L.C.
                     (a company in the development stage)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)

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

                         GENXON POWER SYSTEMS, L.L.C.
                     (a company in the development stage)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


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

3.  Property and Equipment

   Property and equipment consist of the following:

                                                September 30,
                                             -------------------
                                               1999       1998
                                             ---------  --------
              Laboratory equipment.......... $ 344,235  $498,712
              Less: Accumulated depreciation  (164,677)  (74,477)
                                               179,558   424,235
              Construction in progress......        --   473,641
                                             ---------  --------
                                             $ 179,558  $897,876
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

   In October 1996, GENXON entered into a technical services agreement with the City of Glendale in California for the retrofit of one of the City's gas turbines with the Xonon system for a turnkey price of $700,000 GENXON did not complete the agreed-upon retrofit and returned the engine to the city in its original state. On August 14, 2000, the City of Glendale filed a complaint against Catalytica Combustion Systems, Inc., Catalytica, Inc., and Genxon Power Systems, Inc. in Los Angeles County Superior Court, Case No. EC029841 (the "Complaint"). The Complaint asserts claims against all defendants for breach of contract, breach of covenant of good faith and fair dealing, fraud, and negligent misrepresentation arising out of defendants' failure to complete

                         GENXON POWER SYSTEMS, L.L.C.
                     (a company in the development stage)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)

its performance under a Technical Services Agreement between the City of Glendale and Catalytica providing for the retrofit one FT4 engine with the FT4 Xonon Combustion System ("FT4 XCS"). The City of Glendale seeks compensatory damages in excess of $7,500,000 and punitive damages. The defendants believe they have meritorious defenses to the claims asserted and intend to defend the action vigorously.

5.  Related Party Transactions

   The Company has entered into a services agreement with Catalytica and Woodward to provide the Company with management support, technical services support and administrative services. Costs under these services agreements for the year ended September 30, 1999, September 30, 1998 and for the period from October 21, 1996 (date of inception) to September 30, 1999, are as follows:


                                                             Period from
                                                          October 21, 1996
                                                         (date of inception)
                                                          to September 30,
                                      1999       1998           1999
                                   ---------- ---------- -------------------
    Catalytica:
       Research and development... $2,454,940 $3,182,559     $9,087,576
       General and administrative. $  685,777 $  816,163     $2,857,248
    Woodward:
       Research and development... $       -- $  552,690     $1,066,177
       General and administrative. $       -- $  118,550     $  183,742

   The Company has also entered into supply agreements with both Catalytica and Woodward to supply combustion system products and control system products to be used by the Company in its business of retrofitting installed and operating gas turbine engines.

6.  Subsequent Event (Unaudited)

   On December 19, 2001, Catalytica Energy Systems, Inc. (formerly Catalytica Combustion Systems, Inc.) purchased Woodward Governer Company's equity interest in the Company for $10,000 making Catalytica Energy Systems, Inc. the sole owner of the Company.

   In March 2002, Catalytica Energy Systems, Inc. (formerly Catalytica Combustion Systems, Inc.) and the City of Glendale entered into a settlement agreement with respect to the complaint the City of Glendale filed against the Company on August 14, 2000. Under the terms of the settlement, Catalytica Energy Systems, Inc. will pay the City of Glendale $3.0 million, and all parties will dismiss and release all claims.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CATALYTICA ENERGY SYSTEMS, INC.
                                          (Registrant)

                                                /s/  CRAIG N. KITCHEN
                                          By: _______________________________
                                                    Craig N. Kitchen
                                          President and Chief Executive Officer
Dated: March 29, 2002

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

          Signature                       Title                  Date
          ---------                       -----                  ----

    /s/  CRAIG N. KITCHEN     President, Chief Executive    March 29, 2002
-----------------------------   Officer (Principal
      Craig N. Kitchen          Executive Officer) and
                                Director

    /s/  RICARDO B. LEVY      Chairman of the Board         March 29, 2002
-----------------------------
       Ricardo B. Levy

      /s/  DENNIS RIEBE       Chief Financial Officer       March 29, 2002
-----------------------------   (Principal Accounting and
        Dennis Riebe            Financial Officer)

    /s/  HOWARD I. HOFFEN     Director                      March 29, 2002
-----------------------------
      Howard I. Hoffen

    /s/  WILLIAM B. ELLIS     Director                      March 29, 2002
-----------------------------
      William B. Ellis

  /s/  FREDERICK M. O'SUCH    Director                      March 29, 2002
-----------------------------
     Frederick M. O'Such

    /s/  JOHN A. URQUHART     Director                      March 29, 2002
-----------------------------
      John A. Urquhart

      /s/  ERNEST MARIO       Director                      March 29, 2002
-----------------------------
        Ernest Mario

    /s/  PETER CARTWRIGHT     Director                      March 29, 2002
-----------------------------
      Peter Cartwright

    /s/  SUSAN F. TIERNEY     Director                      March 29, 2002
-----------------------------
      Susan F. Tierney