Form 10-Q
period 2002-03-31
CATALYTICA ENERGY SYSTEMS INC
filed 2002-05-14
CIK 1053361

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________to ______________.

                          Commission File No. 000-31953

                                 _______________

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

     As of May 13, 2002, there were outstanding 17,510,198 shares of the registrant's common stock, par value $0.001, which is the only class of common stock of the registrant registered under Section 12(g) of the Securities Act of 1933.

                         CATALYTICA ENERGY SYSTEMS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                 March 31, 2002

                                                                                                              Page
                                                                                                               No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Unaudited Consolidated Statements of Operations for the three-month periods ended March 31, 2002 and
         2001 and for the period from November 1, 1994 (inception) through March 31, 2002                         3

     Consolidated Balance Sheets as of March 31, 2002 (Unaudited) and December 31, 2001                           4

     Unaudited Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2002 and
         2001 and for the period from November 1, 1994 (inception) through March 31, 2002                         5

     Notes to Unaudited Consolidated Financial Statements                                                         7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                    11

Item 3. Quantitative and Qualitative Disclosures about Market Risk                                               23

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                                        24

Item 2. Changes in Securities and Use of Proceeds                                                                24

Item 6. Exhibits and Reports on Form 8-K                                                                         25

Signatures                                                                                                       26


PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


      CATALYTICA ENERGY SYSTEMS, INC. (a company in the development stage)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            for the three-month periods ended March 31, 2002 and 2001
   and for the period from November 1, 1994 (inception) through March 31, 2002
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                                                           Cumulative Amounts from
                                                                                                               November 1, 1994
                                                                             Three Months Ended March 31,    (Inception) through
                                                                                   2002         2001            March 31, 2002
                                                                                ---------    ---------          --------------
  Revenues:
     Research and development contracts                                         $     649    $   1,446            $  54,689
                                                                                ---------    ---------            ---------

  Costs and expenses:
     Research and development                                                       3,232        4,093               87,019
     Selling, general and administrative                                            3,018        1,743               26,109
     Spin-off and related transaction costs                                             -            -                5,304
     Legal settlements                                                                  -            -                4,500
     Costs associated with discontinued product line                                    -            -                9,299
                                                                                ---------    ---------            ---------
        Total costs and expenses                                                    6,250        5,836              132,231
                                                                                ---------    ---------            ---------

  Operating loss                                                                   (5,601)      (4,390)             (77,542)

  Interest income, net                                                                381          789                5,251
  Loss on equity investments                                                            -         (124)             (10,258)
  Impairment charge to implied goodwill of an equity investment                         -            -               (2,145)
                                                                                ---------    ---------            ---------

  Net loss                                                                      $  (5,220)   $  (3,725)           $ (84,694)
                                                                                =========    =========            =========

  Basic and diluted net loss per share                                          $   (0.30)   $   (0.29)
                                                                                =========    =========

  Weighted average shares used in computing basic and diluted net
   loss per share                                                                  17,509       12,827
                                                                                =========    =========

                             See accompanying notes.

      CATALYTICA ENERGY SYSTEMS, INC. (a company in the development stage)
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                 March 31,       December 31,
                                                                                    2002             2001
                                                                                -----------      -----------
                                                                                (Unaudited)
                                     ASSETS

Current assets:
     Cash and cash equivalents                                                  $    64,285      $    70,064
     Short-term investments                                                          16,121           17,583
     Accounts receivable, net                                                           727            1,324
     Inventory                                                                          214              178
     Prepaid expenses and other assets                                                2,175              536
                                                                                -----------      -----------
          Total current assets                                                       83,522           89,685
                                                                                -----------      -----------
Property and equipment:
     Land                                                                               611                -
     Building, leasehold improvements and equipment                                  18,258           14,682
     Less accumulated depreciation and amortization                                 (10,498)          (9,905)
                                                                                -----------      -----------
                                                                                      8,371            4,777
                                                                                -----------      -----------
Long term deposits                                                                      275              300
                                                                                -----------      -----------
Notes receivable from related parties, net                                              369              378
                                                                                -----------      -----------
          Total assets                                                          $    92,537      $    95,140
                                                                                ===========      ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                           $       254      $       829
     Accrued payroll                                                                  1,423            2,432
     Accrued legal settlements                                                        4,250            3,000
     Accrued liabilities and other                                                    1,584            2,034
     Current portion of long-term debt and capital lease obligations                    191               60
                                                                                -----------      -----------
          Total current liabilities                                                   7,702            8,355
Long-term debt and capital lease obligations                                          3,127               63
                                                                                -----------      -----------
          Total liabilities                                                          10,829            8,418
                                                                                -----------      -----------

Stockholders' equity:
     Common stock                                                                        18               17
     Additional paid-in capital                                                     166,622          166,439
     Deferred compensation                                                             (238)            (260)
     Deficit accumulated during the development stage                               (84,694)         (79,474)
                                                                                -----------      -----------
          Total stockholders' equity                                                 81,708           86,722
                                                                                -----------      -----------
          Total liabilities and stockholders' equity                            $    92,537      $    95,140
                                                                                ===========      ===========

                             See accompanying notes.

      CATALYTICA ENERGY SYSTEMS, INC. (a company in the development stage)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            for the three-month periods ended March 31, 2002 and 2001
   and for the period from November 1, 1994 (inception) through March 31, 2002
                                 (In thousands)
                                   (Unaudited)


                                                                          Three Months Ended     Cumulative
                                                                          ------------------    Amounts from
                                                                               March 31,      November 1, 1994
                                                                               ---------     (Inception) through
                                                                          2002         2001     March 31, 2002
                                                                          ----         ----     --------------
Cash flows from operating activities:
   Net loss                                                            $  (5,220)   $  (3,725)     $ (84,694)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                           570          390          3,060
     Forgiveness of notes receivable from related parties                     --          100            723
     Provision for uncollectable accounts                                     --         (200)           500
     Loss on equity investments                                               --          124         10,258
     Stock based compensation                                                 32           83            571
     Acceleration of stock option vesting                                     --           --            293
     Impairment charge to implied goodwill of an equity investment            --           --          1,645
     Changes in:
          Accounts and notes receivable                                      591          569         (1,114)
          Inventory                                                          (36)        (169)          (340)
          Prepaid expenses and other assets                                 (464)          (7)          (544)
          Accounts payable                                                  (575)        (690)           254
          Accrued liabilities and other                                     (759)         (34)         3,983
                                                                       ---------    ---------      ---------
               Net cash used in operating activities                      (5,861)      (3,559)       (65,405)
                                                                       ---------    ---------      ---------

Cash flows from investing activities:
   Purchases of investments                                               (9,000)      (3,000)      (131,025)
   Maturities of investments                                              10,500        7,500        116,055
   Contributions in equity investments                                        --       (1,734)       (11,445)
   Loans to equity investments                                              (500)          --           (500)
   Additions to property, plant and equipment, net                        (4,087)        (201)        (9,541)
                                                                       ---------    ---------      ---------
               Net cash provided by (used in) investing activities        (3,087)       2,565        (36,456)
                                                                       ---------    ---------      ---------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                                3,010           --          3,010
   Net proceeds from (payments on) capital lease obligations                 (15)         (11)           224
   Net issuance of notes receivable to employees and related parties          --           --         (1,451)
   Advances from Catalytica, Inc.                                             --           --         41,934
   Payments to Catalytica, Inc.                                               --           --        (16,441)
   Proceeds from issuance of common stock to employees through stock
       plans                                                                 174          229          1,156
   Proceeds from issuance of common stock in connection with spin-off
       from Catalytica, Inc.                                                  --           --         50,000
   Proceeds from issuance of common and Series A preferred
       stock at inception                                                     --           --         10,150

   Proceeds from issuance of Series B preferred stock and
       option to Enron Corp.                                                --          --      29,922
   Proceeds from follow-on offering, net                                    --          --      47,642
                                                                      --------    --------    --------
               Net cash provided by financing activities                 3,169         218     166,146
                                                                      --------    --------    --------

Net increase (decrease) in cash and cash equivalents                    (5,779)       (776)     64,285
Cash and cash equivalents at beginning of period                        70,064      54,222          --
                                                                      --------    --------    --------
Cash and cash equivalents at end of period                            $ 64,285    $ 53,446    $ 64,285
                                                                      ========    ========    ========

Additional disclosure of cash flow information:
   Forgiveness of notes receivable from employees                     $     15    $    113    $    404
                                                                      ========    ========    ========
   Deferred compensation for issuance and revaluation of stock
     options to non-employees                                         $     10    $     64    $    599
                                                                      ========    ========    ========
   Assets invested in NovoDynamics, Inc.                              $     --    $    367    $    567
                                                                      ========    ========    ========

                             See accompanying notes.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation

     Catalytica Energy Systems, Inc. ("Catalytica Energy", "the Company" or "we") operated as an element of Catalytica, Inc.'s research and development activities from inception through the date of its incorporation as a separate division. In 1995, Catalytica Energy was incorporated and became a subsidiary of Catalytica, Inc. In December 2000, Catalytica Energy was spun off from Catalytica, Inc. and initiated operations as a stand-alone public entity. Catalytica Energy designs, develops and manufactures advanced products for cleaner energy production. Catalytica Energy is in the development stage.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Certain amounts for prior periods have been reclassified to conform to the current presentation. For further information, refer to the financial statements and footnotes thereto included in the Catalytica Energy Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2001.

     Catalytica Energy operates as one business segment. Consequently, segment disclosure as of and for the three-month periods ended March 31, 2002 and 2001 is not provided.

2. Earnings (loss) per share

     Earnings (loss) per share is presented in accordance with SFAS No. 128, Earnings Per Share. For the three-month periods ended March 31, 2002 and 2001, options to purchase an aggregate of approximately 295,000 and 690,000 shares of common stock, respectively, are antidilutive, and therefore are excluded from the computation of diluted net loss per share.

                                                                                  Three months ended
        (in thousands, except per share amounts):                                      March 31,
                                                                                      ---------
                                                                                 2002           2001
                                                                                 ----           ----
           Numerator for basic and diluted net loss per share - net loss       $ (5,220)      $ (3,725)
                                                                               ========       ========

           Denominator for basic and diluted net loss per share -
              weighted-average shares outstanding                                17,509         12,827
                                                                               ========       ========

           Basic and diluted net loss per share                                $  (0.30)      $  (0.29)
                                                                               ========       ========


3. Long-term debt and capital lease obligations

     In March 2002, Catalytica Energy received a term loan of $3,010,000 from the Arizona State Compensation Fund. Proceeds of this loan were applied to the purchase of a 43,000 square foot manufacturing facility and administrative building in Gilbert, Arizona. This five-year term loan bears interest at a fixed annual rate of 7.4% and matures in April 2007. Monthly payments of principal and interest totaling $21,000 are due under a 30-year amortization of the note with the balance due at maturity. This loan is secured by a deed of trust in the acquired real property.

     Pursuant to an April 2002 settlement agreement with Woodward Governor Company (see Notes 5 and 7), Catalytica Energy recorded two notes payable of $100,000 each at March 31, 2002. These notes are non-interest bearing and are due in full in January 2003 and January 2004.

     Catalytica Energy leases furniture and computer equipment under various capital lease agreements which expire in the fourth quarter of 2003 and the first quarter of 2004. The total balance outstanding under these capital lease agreements at March 31, 2002 was $108,000.

4. NovoDynamics, Inc.

     In March 2001, Catalytica Energy entered into agreements to invest $2,258,000 in NovoDynamics, Inc. ("NovoDynamics"), a company engaged in the development of data mining, informatics discovery and high throughput synthesis and testing technologies. This amount consisted of an advance of $1,800,000 in cash, forgiveness of an advance of $200,000 made to a company affiliated with NovoDynamics (NonLinear Dynamics, Inc.), and contribution of $258,000 in assets of a wholly owned subsidiary of Catalytica Energy (Catalytica NovoTec, Inc.). In accordance with these agreements, Catalytica Energy completed this full investment in NovoDynamics in April 2001. During 2001, Catalytica Energy owned shares of Series A voting preferred stock representing approximately 38% of NovoDynamics' outstanding equity. Catalytica Energy recorded its investment at cost and, during the period from March 2001 through December 2001, recorded its share of pro rata losses under the equity method of accounting. During the three months ended March 31, 2001, Catalytica Energy recorded losses totaling $30,000 related to its equity investment in NovoDynamics.

     Additionally, in March 2001, Catalytica Energy agreed to loan NovoDynamics up to $1,500,000 if certain milestones were met. On December 31, 2001, Catalytica Energy committed to loan $500,000 of the $1,500,000 to NovoDynamics which was funded in January 2002. As of December 31, 2001, Catalytica Energy had recorded a note payable for the $500,000 and a receivable of $500,000 on its balance sheet. Because repayment of the note was not certain at the time it was made, an allowance of $500,000 was recorded against the loan and this amount was charged as impairment to implied goodwill of an equity investment on December 31, 2001.

     On December 31, 2001, Catalytica Energy determined that an impairment in the carrying value of its equity investment in NovoDynamics had occurred which was other than temporary based on NovoDynamics' financial history and projected future losses. At that time, Catalytica Energy determined that the estimated fair value of its investment in NovoDynamics was zero and wrote off its net investment amount of $1,645,000 as impairment to implied goodwill of an equity investment. At that time, the Company discontinued applying the equity method of accounting because its net investment was zero. Therefore, no loss related to the equity investment in NovoDynamics was recorded during the three months ended March 31, 2002. At March 31, 2002, Catalytica Energy owned approximately 32% of NovoDynamics' outstanding equity as a result of NovoDynamics issuing approximately $723,000 worth of Series B preferred stock subsequent to Catalytica Energy's original investment.

5. GENXON Power Systems, LLC

     We formed GENXON Power Systems, LLC ("GENXON") in October 1996 as a 50/50 joint venture with Woodward Governor Company ("WGC") to develop the potential market for upgrading out-of-warranty turbines with new systems to improve emissions and operating performance. In December 2001, Catalytica Energy purchased WGC's equity interest in GENXON for $10,000 making it the sole equity owner of GENXON. As part of the purchase agreement between Catalytica Energy and WGC, Catalytica Energy obtained a commitment from WGC to pay 50% of the first $3,000,000 and 30% of any amount above $3,000,000 of any settlement or judgment in the then pending City of Glendale, California lawsuit, except for damages specified to have been awarded due to fraud or misrepresentation by Catalytica, Inc., Catalytica Combustion Systems, Inc. or Catalytica Energy (see Note 7). Also in December 2001, Catalytica Energy entered into an agreement with WGC, which assigned a patent held by WGC to Catalytica Energy in exchange for royalty and license arrangements between WGC and Catalytica Energy.

     The Company recorded its investment in GENXON under the equity method of accounting from inception through November 2001. During the three months ended March 31, 2001, Catalytica Energy recorded losses totaling $94,000 related to its investment in GENXON as a result of funding a capital contribution in an equal amount during the period. The financial statements of Catalytica Energy and GENXON were consolidated in December 2001 and, therefore, no loss was recorded during the three months ended March 31, 2002.

6. Shareholder Rights Plan

     On January 29, 2002, the Board of Directors of Catalytica Energy adopted a Shareholder Rights Plan. Pursuant to the Shareholder Rights Plan, the Company distributed Preferred Stock Purchase Rights as a dividend at the rate of one Right for each share of the Company's common stock held by stockholders of record as of February 20, 2002 (the "Record Date"). The Board of Directors also authorized the issuance of Rights for each share of common stock issued after the Record Date, until the occurrence of certain specified events. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred stock at an exercise price of $45, subject to adjustment. The Rights are not exercisable until the earlier of (i) ten business days (or such later date as may be determined by the Board of Directors) following an announcement that a person or group has acquired beneficial ownership of 15% of the Company's common stock or (ii) ten days (or such later date as may be determined by the Board of Directors) following the announcement of a tender offer which would result in a person or group obtaining beneficial ownership of 15% or more of the Company's outstanding common stock, subject to certain exceptions. The Company is entitled to redeem the Rights, for $0.001 per Right, at the discretion of the Board of Directors, until certain specified times. The Company may also require the exchange of Rights, under certain additional circumstances. The Company also has the ability to amend the Rights, subject to certain limitations.

7. Contingencies

     On August 14, 2000, the City of Glendale, California filed a complaint against us, Catalytica, Inc. and GENXON Power Systems, LLC, then a 50/50 joint venture between us and WGC, asserting claims for breach of contract, breach of the covenants of good faith and fair dealing, fraud and negligent misrepresentation arising out of defendants' termination of the September 16, 1996, Technical Services Agreement between the City of Glendale and Catalytica, Inc. Defendants filed a cross-complaint on June 1, 2001 for a declaratory judgment.

     On March 22, 2002, the parties entered into a settlement agreement with respect to this litigation. Under the terms of the settlement agreement, Catalytica Energy paid the City of Glendale $3,000,000 in April 2002, and all parties dismissed and released all claims arising out of the Technical Services Agreement and/or relating to the claims asserted in the City of Glendale's complaint and the cross-complaint. Based on an agreement between WGC and us entered into effective December 2001 (i.e., the GENXON Membership Transfer and Settlement Agreement), we believed that WGC would reimburse us for 50% of the settlement amount, or $1,500,000. Accordingly, we accrued a net reserve of $1,500,000 as of December 31, 2001 to account for the net settlement payment, of which $250,000 was expensed in 2001. In March 2002, WGC disputed the amount owed to us as reimbursement of the settlement payment to the City of Glendale. In April 2002, we and WGC entered into a settlement and release of claims (the "Settlement Agreement") with respect to the GENXON Membership Transfer and Settlement Agreement we had entered into in December 2001.

     In accordance with the Settlement Agreement, WGC paid us $1,500,000 in April 2002 as reimbursement of a portion of our settlement payment to the City of Glendale. In return, we agreed to the amendment of certain provisions of the Control Patent Assignment and Cross License Agreement ("Patent Assignment Agreement") entered into between Catalytica Energy and WGC on December 19, 2001 and to the payment of certain amounts to WGC. The amendments to the Patent Assignment Agreement increased the royalties owed by us to WGC by $250,000 and required $50,000 of these royalties to be guaranteed and paid in advance. In accordance with the Settlement Agreement, we paid WGC $250,000 in April 2002, which was a $50,000 prepayment of royalties under the Patent Assignment Agreement as well as a prepayment of $200,000 of nonrefundable control technology license fees for our first four $50,000 sublicenses of the WGC control technology licensed to us. We owe WGC an additional $200,000 of guaranteed royalties, evidenced by two non-interest bearing $100,000 promissory notes. These notes are due and payable in January 2003 and January 2004 if such amounts have not previously been paid in accordance with the terms of the Patent Assignment Agreement.

     As of March 31, 2002, we accrued a liability of $3,000,000, reflecting the settlement amount paid to the City of Glendale in April 2002. Included in other current assets as of March 31, 2002 is $1,500,000 that was paid by WGC to us in April 2002. During the three months ended March 31, 2002, we recorded a general and administrative expense for the payment of $450,000 of royalties and license fees to WGC pursuant to the Settlement Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities and Exchange Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, which involve risks and uncertainties including but not limited to those statements containing the words "believes", "anticipates", "estimates", "expects", and words of similar import, regarding the Company's strategy, financial performance and revenue sources. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under "Risks That Could Affect Our Financial Condition and Results of Operations" and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements to reflect new information, events or circumstances after the date of this release or to reflect the occurrence of unanticipated events.

     Catalytica Energy Systems, Inc. ("Catalytica Energy", "the Company" or "we") designs, develops and manufactures advanced products for cleaner energy production. We are marketing our first commercial product, the Xonon Cool Combustion system ("Xonon"), which prevents the formation of nitrogen oxides
(NOx), a significant air pollutant in stationary gas turbines that are used primarily for electric power generation. Our Xonon system is the only commercially available pollution prevention technology proven to achieve ultra-low emissions during combustion.

     Our costs to date, excluding costs associated with the discontinued product line of Advanced Sensor Devices, an inactive subsidiary of Catalytica Energy, have primarily consisted of expenses to support Xonon development. We expect to increase our research and development expenses to further commercialize Xonon. As we begin to fulfill commercial orders, we will incur cost of goods sold expenses.

     Primarily all of our revenue to date has consisted of revenue from research and development contracts funded from gas turbine manufacturers, government sources or research institutions, as well as contracted and collaborative research. Reimbursement contracts provide for partial recovery of our direct and indirect costs. The timing of these reimbursements varies from year to year, and from contract to contract, based on the terms agreed upon by us and the funding party.

     Most of our research and development contracts are subject to periodic review by the funding partner, which may result in modifications, termination of funding or schedule delays. We cannot ensure that we will continue to receive research and development funding. In return for funding development, collaborative partners may receive certain rights in the commercialization of the resulting technology including royalty payments on future sales (see "Other Commitments"). We expect to continue to pursue funded research programs. These may not, however, be a continual source of revenue. Due to the nature of our operating history, period comparisons of revenues are not necessarily meaningful and should not be relied upon as indications of future performance.

Results of Operations

     Revenue. Revenue includes research and development contracts funded from gas turbine manufacturers, government sources or research institutions, the timing of which may vary from period to period based on the terms agreed upon by us and the funding party.

     Revenue for the three months ended March 31, 2002 decreased by $797,000, or 55%, when compared with the revenue during the corresponding period in 2001. The decrease in quarterly revenue was primarily due to an anticipated reduction of $1,001,000 in program funding from General Electric ("GE") due to the development program nearing completion. This decrease was partially offset by an increase of $371,000 in government program funding through the Department of Energy ("DOE").

     We expect that revenue during the fiscal year ending December 31, 2002 will remain relatively flat when compared with 2001.

     Research and Development Expenses ("R&D"). R&D includes compensation, benefits and related costs for engineering staff, fees for contract engineers, materials to build prototype units, amounts paid to outside suppliers for subcontracted components and services, supplies used and allocated facilities costs. We expense all R&D costs as incurred.

     R&D for the three months ended March 31, 2002 decreased by $861,000, or 21%, when compared with R&D during the corresponding period in 2001. This decrease is primarily attributable to a reduction in spending on programs funded by GE in proportion to the decline in revenue. Additionally, costs totaling $279,000 incurred during the three months ended March 31, 2002 were deferred to April 2002 to match the timing of revenue recognition related to a grant from the DOE when final documentation of the program was completed.

     We expect that R&D during the fiscal year ending December 31, 2002 will remain relatively flat when compared with 2001.

     Selling, General and Administrative Expenses ("SG&A"). SG&A includes compensation, benefits and related costs of corporate functions, which include management, business development, marketing, human resources, sales and finance and allocated facilities costs.

     SG&A for the three months ended March 31, 2002 increased by $1,275,000, or 73%, when compared with SG&A during the corresponding period in 2001. Included in SG&A during the three months ended March 31, 2002 is a charge of $450,000 related to an April 2002 settlement agreement with WGC with respect to the GENXON Membership Transfer and Settlement Agreement the parties had originally entered into in December 2001. Additionally, the increase in SG&A is attributable to incurring $384,000 in employee severance and relocation costs to move key functions to the new manufacturing facility and administrative building in Gilbert, Arizona, $430,000 of increased marketing, finance and administration costs related to the commercialization of Xonon, and $393,000 of rent expense and additional expansion at the Gilbert, Arizona facility. These increases were partially offset by severance costs of $382,000 recorded during the three months ended March 31, 2001 related to the resignation of an officer.

     We expect that SG&A during the fiscal year ending December 31, 2002 will increase when compared with 2001 due to costs related to the commercialization of Xonon.

     Interest Income, net. Our interest income primarily consists of interest earned on cash, cash equivalents and short-term investments offset by interest accrued on debt obligations. Net interest income for the three months ended March 31, 2002 decreased by $408,000, or 52%, when compared with net interest income during the corresponding period in 2001. Although our average cash balances during the three months ended March 31, 2002 were significantly higher than during the corresponding period in 2001, interest income decreased due to a significant decline in market interest rates. We expect that interest income during the fiscal year ending December 31, 2002 will be reduced from that during fiscal year 2001.

     Loss on equity investments. Losses totaling $30,000 and $94,000 were recorded on our equity investments in NovoDynamics, Inc. and GENXON Power Systems, LLC, respectively, during the three months ended March 31, 2001. In December 2001, the Company recorded an impairment charge to reduce its carrying value in NovoDynamics to zero and discontinued applying the equity method of accounting. Also, in December 2001, the financial statements of Catalytica Energy and GENXON were consolidated when we purchased WGC's equity interest in GENXON making us the sole equity owner of GENXON. Therefore, no loss on equity investments was recorded during the three months ended March 31, 2002. We do not expect to record any loss on equity investments during the fiscal year ending December 31, 2002.

     Income Taxes. No benefit from income taxes was recorded on the losses incurred during the three-month periods ended March 31, 2002 and 2001 due to our inability to recognize the benefit from our losses.

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

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. We recognize revenue from our funded research and development contracts as work is performed and billable hours are incurred by us, in accordance with each contract. Since these programs are subject to government audits, we maintain a revenue cost reserve for our government-funded programs in the event any of these funded costs, including overhead, are disallowed. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of any of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We maintain a reserve for employee and related party notes in the event repayment of a note is uncertain. We frequently review the repayment ability of employees and related parties. If the financial condition of any employee or related party were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances or write-offs may be required. We write down our inventory based on market prices of precious metals equal to the difference between the cost of inventory and their estimated realizable value. If actual market conditions become less favorable, additional inventory write-downs may be required. We currently hold equity interests in NovoDynamics, Inc. and Sud-Chemie Catalytica LLC. We record an investment impairment charge against the carrying value of these investment when we believe the investment has experienced a decline in value that is other than temporary based on adverse changes in market conditions or poor operating results of the underlying investment which could result in losses or an inability to recover the carrying value of the investment that may not be reflected in the investment's current carrying value. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We record a reserve for contingencies, including litigation settlements, when a liability becomes probable.

Liquidity and Capital Resources

     Prior to our spin-off, Catalytica, Inc. made a $50,000,000 cash investment in us. Additionally, in August 2001, we received net proceeds of $47,642,000 from a follow-on offering. At March 31, 2002, we had cash and cash equivalents totaling $80,406,000. Based on our current plans, we believe that our current cash resources will be adequate to fund our operations through our cash break-even point. The preceding sentence contains a forward-looking statement regarding our expectations about our ability to reach cash break-even operations. Our cash requirements, and therefore, our ability to reach cash break-even, depend on numerous factors, including completion of our product development activities, our ability to successfully commercialize Xonon technology, market acceptance of our products and other factors. We expect to devote substantial capital resources to further commercialize Xonon technology, hire and train our production staff, develop and expand our manufacturing capacity, begin production activities and expand our research and development activities. We face substantial uncertainties with our business operations and may not be able to achieve the cash flows that we currently predict. We cannot assure you that our current cash resources will be sufficient to enable us to reach our cash break-even point.

     In March 2002, we received a term loan of $3,010,000 from the Arizona State Compensation Fund. Proceeds of this loan were applied to the purchase of a 43,000 square foot manufacturing facility and administrative building in

     Gilbert, Arizona. This five-year term loan bears interest at a fixed annual rate of 7.4% and matures in April 2007. Monthly payments of principal and interest totaling $21,000 are due under a 30-year amortization of the note with the balance due at maturity. This loan is secured by a deed of trust in the acquired real property.

Other Commitments

     In December 2000, we agreed to indemnify DSM Catalytica, Inc., ("DSM") the successor corporation to Catalytica, Inc., for liabilities related to us and Catalytica Advanced Technologies incurred prior and subsequent to our spin-off from Catalytica, Inc. Additionally, we agreed to indemnify DSM for any costs associated with the merger which were not reduced from the merger consideration distributed to shareholders of Catalytica, Inc. in connection with the merger.

     We have entered into research collaboration arrangements that may require us to make future royalty payments. These payments would generally be due once specified milestones, such as the commencement of commercial sales of a product incorporating the funded technology, are achieved. Currently, we have four such arrangements with Tanaka Kikinzoku Kogyo ("Tanaka"), Gas Technology Institute ("GTI") (formally known as Gas Research Institute), the California Energy Commission ("CEC") and WGC.

     A significant amount of the development effort related to our catalytic combustion technology was funded by Tanaka under a development agreement which divides commercialization rights to the technology between the parties along market and geographic lines. We have exclusive rights to manufacture and market catalytic combustion systems for large gas turbines (greater than 25 MW power output) on a worldwide basis and non-exclusive rights for small- and medium-sized gas turbines (25 MW power output or less) worldwide. Tanaka has reciprocal exclusive rights to manufacture and market catalytic combustors for use in automobiles on a worldwide basis and non-exclusive rights for small- and medium-sized turbines worldwide. In each case, the manufacturing and marketing party will pay a royalty on net sales to the other party. Each party is responsible for its own development expenses, and any invention made after May 1, 1995 is the sole property of the party making the invention, while the other party has a right to obtain a royalty-bearing, nonexclusive license to use the invention in its areas of exclusivity. As commercialized, the Xonon system contains significant technology developed by us after May 1, 1995 and no technology developed by Tanaka after this date. Our development agreement with Tanaka expires in 2005, and we have no further royalty obligations to Tanaka after 2005.

     We entered into a funding arrangement with GTI to fund the next generation Xonon combustor and demonstrate its performance. We will be required to make royalty payments to GTI of $243,000 per year beginning with the sale, lease or other transfer of the twenty-fifth catalyst module for gas turbines rated greater than 1MW, for seven years, up to a maximum of $1,701,000.

     We entered into a funding arrangement with the CEC in which they agreed to fund a portion of our Xonon-engine test and demonstration facility located in Santa Clara, California. Under this agreement, we are required to pay a royalty of 1.5% of the sales price on the sale of each product or right related to this project for fifteen years upon initiation of the first commercial sale of a Xonon-equipped engine greater than 1MW. We have the right to choose an early buyout option for an amount equal to $2,633,000, without a pre-payment penalty, provided the payment occurs within two years from the date at which royalties are first due to the CEC.

     On December 19, 2001, we entered into a Control Patent Assignment and Cross License Agreement ("Patent Assignment Agreement") with WGC pursuant to which WGC assigned a patent to us, and we and WGC cross-licensed certain intellectual property to each other. Under the Patent Assignment Agreement, we must pay WGC between $5,000 and $15,000 upon each shipment of a Xonon commercial unit. Additionally, as part of an April 2002 settlement agreement with WGC (the "Settlement Agreement"), we agreed to increase royalties by $2,500 per unit on our shipment of the first 100 gas turbines greater than 10MW. These increased royalties are guaranteed, and we must pay such amounts to WGC even if we do not ship any units of this size. We prepaid $50,000 of these royalties to WGC in April 2002. We will pay WGC an additional $100,000 in January 2003 and $100,000 in January 2004, if we have not paid such amounts sooner through sales of units in accordance with the Patent Assignment Agreement. These guaranteed payments are in addition to the $5,000 we must pay to WGC under the Patent Assignment Agreement upon each shipment of a Xonon commercial unit in a gas turbine of this size.

     The Patent Assignment Agreement also provides that, each time we sublicense the WGC technology licensed to us to a gas turbine manufacturer or third party control manufacturer, we will pay WGC a control technology license fee of $50,000, as well as a $3,000 additional license fee for each sale of a Xonon control system sold by such manufacturer. As a part of the Settlement Agreement, we prepaid $200,000, representing a pre-purchase of the control technology license fee for our first four $50,000 sublicenses of the WGC control technology licensed to us. We are obligated to make license payments through December 31, 2014 or until our cumulative payments and license fees to WGC total $15,250,000, whichever occurs first.

     In addition, WGC must pay us a fee of one percent of the sale price of each WGC control system installed in conjunction with Xonon catalytic modules for new and retrofit turbines. WGC is obligated to make these payments through December 31, 2014 or until we have received total payments of $2,000,000, whichever occurs first.

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

Impact of Recently Issued Accounting Standards

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"). SFAS 141 established new standards for accounting and reporting for business combinations and required that the purchase method of accounting be used for all business combinations initiated after September 30, 2001. Use of the pooling-of-interests method is prohibited. We adopted this statement during the first quarter of fiscal 2002. Adoption of this statement did not have a material effect on our financial position or results of operations.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which superseded APB Opinion No. 17, Intangible Assets. SFAS 142 established new standards for goodwill, including the elimination of goodwill amortization to be replaced with methods of periodically evaluating goodwill for impairment. We adopted this statement during the first quarter of fiscal 2002. Adoption of this statement did not have a material effect on our financial position or results of operations.

     In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which was effective for fiscal periods beginning after December 15, 2001 and superseded SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS 144 provided a single model for accounting and reporting for the impairment and disposal of long-lived assets. The statement also set new criteria for the classification of assets held-for-sale and changed the reporting of discontinued operations. We adopted this statement during the first quarter of fiscal 2002. Adoption of this statement did not have a material effect on our financial position or results of operations.

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

     This quarterly report on Form 10-Q contains forward-looking statements based on our current expectations, assumptions, estimates and projections about our company and our industry. These forward-looking statements involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, as more fully described below.

We are an early stage company and your basis for evaluating us is limited.

     Our activity to date has consisted of developing the Xonon technology and designing products for its commercialization. We shipped our first commercial Xonon modules in July 2001. Accordingly, there is only a limited basis upon which you can evaluate our business and prospects. Since we are an early stage company, our revenues will initially be low relative to the size of likely orders and may therefore vary significantly from quarter to quarter. You should consider the challenges, expenses and difficulties that we will face as an early stage company seeking to develop, manufacture and sell a new product.

We have incurred losses and anticipate continued operating losses.

     As of March 31, 2002, we had an accumulated deficit of $84,694,000. We have not achieved profitability and expect to continue to incur net losses for the next several years. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

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

     To date, we have focused primarily on research and development and have limited experience manufacturing Xonon modules on a commercial basis. We have constructed a 3,000 square foot manufacturing facility in Mountain View, California, and we are continuing to develop our manufacturing processes which include our new facility in the Phoenix metropolitan area. We may not be able to develop efficient, low-cost manufacturing capability and processes that will enable us to meet the quality, price, engineering, design and production standards or production volumes required to manufacture Xonon modules on a commercial scale. We may also encounter difficulty purchasing components and materials, particularly those with long lead times. Even if we are successful in developing our manufacturing capability and processes, we do not know whether we will do so in time to meet our product commercialization schedule or to satisfy the requirements of our customers.

We are dependent on third party suppliers for the development and supply of key components for our products.

     We have recently entered into commercial arrangements with suppliers of the key components of our systems. We do not know, however, when or whether we will secure arrangements with suppliers of other required materials and components for our Xonon modules, or whether these arrangements will be on terms that will allow us to achieve our objectives. If we fail to obtain suppliers of all the required materials and components for our systems, our business could be harmed. A supplier's failure to supply materials or components in a timely manner, or failure to supply materials or components that meet our quality, quantity or cost requirements, or our inability to obtain substitute sources of these materials and components on a timely basis or on terms acceptable to us, could harm our ability to manufacture our Xonon modules. One of our components is provided by a single supplier and is not currently available from any other supplier. Additionally, some of our suppliers use proprietary processes to manufacture components. Although alternative suppliers are available, a switch in suppliers could be costly and could take up to one year to accomplish.

Significant price increases in key materials may reduce our gross margins and profitability.

     The prices of palladium and platinum, which are used in the production of Xonon modules, can be volatile. For example, during the period from March 2001 to March 2002, the price of palladium ranged from $315 to $815 per troy ounce. During that period, the price of platinum ranged from $415 to $628 per troy ounce. If the long-term costs of these materials were to significantly increase we would, in addition to recycling materials from returned modules, attempt to reduce material usage or find substitute materials. If these efforts are not successful and if these cost increases cannot be passed onto the customers of Xonon modules, then our gross margins and profitability will be reduced.

Our success depends on the continued demand for gas turbines.

     A significant portion of the market for Xonon combustion systems will result from the purchase and installation of new Xonon-equipped gas turbines. If the market for gas turbines significantly declines, the demand for Xonon combustion systems could be reduced. The market for new gas turbines has historically been cyclical in nature and recently experienced a slowdown due to economic factors. If this pattern continues in the future, then during periods of low demand, the portion of our business derived from new turbine sales will decline.

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

     In addition, we have adopted a shareholder rights plan. The rights are not intended to prevent a takeover of us. However, the rights may have the effect of rendering more difficult or discouraging an acquisition of us deemed undesirable by our board of directors. The rights will cause substantial dilution to a person or group that attempts to acquire us on terms or in a manner not approved by our board of directors, except pursuant to an offer conditioned upon redemption of the rights.

     As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law, which prevents some shareholders from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock.

     Any provision of our certificate of incorporation, bylaws, our shareholder rights plan or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our shareholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Subsequent to our follow-on public offering, a large number of shares of our common stock became available, which may adversely affect the market price of our common stock.

     The market price of our common stock could decline as a result of sales of a large number of shares in the market or the perception that these sales could occur. These factors also could make it more difficult for us to raise funds through future offerings of our common stock. Funds managed by Morgan Stanley Capital Partners III, Inc., or "Morgan Stanley Private Equity", currently own 19% of our outstanding shares of common stock. The Morgan Stanley Private Equity funds have the right to have their remaining shares registered under the Securities Act.

     There are 17,510,198 shares of common stock outstanding as of May 13, 2002, all of which are freely transferable without restriction or further registration under the Securities Act, except for any shares held or purchased by our affiliates, sales of which will be limited by Rule 144 under the Securities Act.

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

     As of May 13, 2002, our executive officers, directors and greater than 5% stockholders controlled approximately 33% of our outstanding common stock. If these parties act together, they can significantly influence the election of directors and the approval of actions requiring the approval of a majority of our stockholders. The interests of our management or these investors could conflict with the interests of our other stockholders.

     Based on shares outstanding as of May 13, 2002, the funds managed by Morgan Stanley Private Equity and their affiliates own 19% of our outstanding common stock. The Morgan Stanley Private Equity funds also have stockholder rights, including rights to appoint directors and registration rights. As a result, Morgan Stanley Private Equity and its affiliates hold a substantial voting position in us and may be able to significantly influence our business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments in 2002 and 2001 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is required.

     The Company's market risk disclosures set forth above have not changed significantly through the quarter ended March 31, 2002.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     On August 14, 2000, the City of Glendale, California filed a complaint against us, Catalytica, Inc. and GENXON Power Systems, LLC, then a 50/50 joint venture between us and WGC, asserting claims for breach of contract, breach of the covenants of good faith and fair dealing, fraud and negligent misrepresentation arising out of defendants' termination of the September 16, 1996, Technical Services Agreement between the City of Glendale and Catalytica, Inc. We filed a cross-complaint on June 1, 2001, for a declaratory judgment.

     On March 22, 2002, we entered into a settlement agreement with respect to this litigation. Under the terms of the settlement agreement, we paid the City of Glendale $3,000,000 in April 2002, and all parties dismissed and released all claims arising out of the Technical Services Agreement and/or relating to the claims asserted in the City of Glendale's complaint and our cross-complaint. Based on an agreement between WGC and us entered into effective December 2001 (i.e., the GENXON Membership Transfer and Settlement Agreement), we believed that WGC would reimburse us for 50% of the settlement amount, or $1,500,000. Accordingly, we accrued a net reserve of $1,500,000 as of December 31, 2001 to account for the net settlement payment, of which $250,000 was expensed in 2001. In March 2002, WGC disputed the amount owed to us as reimbursement of the settlement payment to the City of Glendale. In April 2002, we and WGC entered into a settlement and release of claims (the "Settlement Agreement") with respect to the GENXON Membership Transfer and Settlement Agreement we had entered into in December 2001.

     In accordance with the Settlement Agreement WGC paid us $1,500,000 in April 2002 as reimbursement of a portion of our settlement payment to the City of Glendale. In return, we agreed to the amendment of certain provisions of the Control Patent Assignment and Cross License Agreement ("Patent Assignment Agreement") entered into between us and WGC on December 19, 2001, and to the payment of certain amounts to WGC. The amendments to the Patent Assignment Agreement increased the royalties owed by us to WGC by $250,000 and required $50,000 of these royalties to be guaranteed and paid in advance. In accordance with the Settlement Agreement, we paid WGC $250,000 in April 2002, which was a $50,000 prepayment of royalties under the Patent Assignment Agreement as well as a prepayment of $200,000 of nonrefundable control technology license fees for our first four $50,000 sublicenses of the WGC control technology licensed to us. We owe WGC an additional $200,000 of guaranteed royalties, evidenced by two non-interest bearing $100,000 promissory notes. These notes are due and payable in January 2003 and January 2004 if such amounts have not previously been paid in accordance with the terms of the Patent Assignment Agreement.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On January 29, 2002, the Board of Directors of Catalytica Energy adopted a Shareholder Rights Plan. Pursuant to the Shareholder Rights Plan, the Company distributed Preferred Stock Purchase Rights as a dividend at the rate of one Right for each share of the Company's common stock held by stockholders of record as of February 20, 2002 (the "Record Date"). The Board of Directors also authorized the issuance of Rights for each share of common stock issued after the Record Date, until the occurrence of certain specified events. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred stock at an exercise price of $45, subject to adjustment. The Rights are not exercisable until the earlier of (i) ten business days (or such later date as may be determined by the Board of Directors) following an announcement that a person or group has acquired beneficial ownership of 15% of the Company's common stock or (ii) ten days (or such later date as may be determined by the Board of Directors) following the announcement of a tender offer which would result in a person or group obtaining beneficial ownership of 15% or more of the Company's outstanding common stock, subject to certain exceptions. The Company is entitled to redeem the Rights, for $0.001 per Right, at the discretion of the Board of Directors, until certain specified times. The Company may also require the exchange of Rights, under certain additional circumstances. The Company also has the ability to amend the Rights, subject to certain limitations.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)     Exhibits

              10.34 Loan Agreement between the Arizona State Compensation Fund and the Registrant dated March 18, 2002.

              10.35 Letter Agreement with Dominic Geraghty dated February 25,
                    2002.

              10.36 Change of Control and Severance Agreement with Dominic
                    Geraghty dated March 29, 2002.

      (b)     Reports on Form 8-K

       The Company filed no reports on Form 8-K during the quarter ended March 31, 2002.

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

Date: May 14, 2002
                           CATALYTICA ENERGY SYSTEMS, INC.
                           (Registrant)

                                            /s/ DENNIS RIEBE
                           By:
                               ----------------------------------------
                                                Dennis Riebe
                                        Vice President of Finance and
                                           Chief Financial Officer

                           Signing on behalf of the registrant and as principal financial officer