Form 10-Q
period 2002-06-30
CATALYTICA ENERGY SYSTEMS INC
filed 2002-08-09
CIK 1053361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to                                     .

Commission File No. 000-31953

CATALYTICA ENERGY SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	77-0410420
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

430 Ferguson Drive
Mountain View, California 94043
(Address of principal executive offices)

(650) 960-3000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of August 9, 2002, there were outstanding 17,560,434 shares of the Registrant’s common stock, par value $0.001, which is the only class of common stock of the Registrant registered under Section 12(g) of the Securities Act of 1933.

CATALYTICA ENERGY SYSTEMS, INC.

FORM 10-Q

June 30, 2002

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Consolidated Statements of Operations for the three and six-month periods ended June 30, 2002 and 2001 and for the period from November 1, 1994 (inception) through June 30, 2002	3

	Consolidated Balance Sheets as of June 30, 2002 (Unaudited) and December 31, 2001	4

	Unaudited Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2002 and 2001 and for the period from November 1, 1994 (inception) through June 30, 2002	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

PART II.	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 6.	Exhibits and Reports on Form 8-K	22

Signatures		23

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CATALYTICA ENERGY SYSTEMS, INC. (a company in the development stage)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six-month periods ended June 30, 2002 and 2001 and for the period from November 1, 1994 (inception) through June 30, 2002
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Amounts from November 1, 1994 (inception) through June 30, 2002
	2002	2001	2002	2001
Revenue:
Research and development contracts	$1,123	$2,212	$1,772	$3,658	$55,812

Costs and expenses:
Research and development	3,827	3,514	7,059	7,608	90,846
Selling, general and administrative	2,932	1,939	5,950	3,681	29,041
Spin-off and related transaction costs	—	—	—	—	5,304
Legal settlements	—	—	—	—	4,500
Costs associated with discontinued product line	—	—	—	—	9,299

Total costs and expenses	6,759	5,453	13,009	11,289	138,990

Operating loss	(5,636)	(3,241)	(11,237)	(7,631)	(83,178)
Interest income, net	319	581	700	1,370	5,570
Loss on equity investments	—	(211)	—	(335)	(10,258)
Impairment charge to implied goodwill of an equity investment	—	—	—	—	(2,145)

Net loss	$(5,317)	$(2,871)	$(10,537)	$(6,596)	$(90,011)

Basic and diluted net loss per share	$(0.30)	$(0.22)	$(0.60)	$(0.51)

Weighted average shares used in computing basic and diluted net loss per share	17,510	12,905	17,509	12,911

See accompanying notes.

CATALYTICA ENERGY SYSTEMS, INC. (a company in the development stage)
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$62,498	$70,064
Short-term investments	11,578	17,583
Accounts receivable, net	892	1,324
Inventory	410	178
Prepaid expenses and other assets	393	536

Total current assets	75,771	89,685

Property and equipment:
Land	611	—
Building, leasehold improvements and equipment	18,358	14,682
Less accumulated depreciation and amortization	(10,824)	(9,905)

	8,145	4,777

Long-term deposits	371	300

Notes receivable from related parties, net	316	378

Total assets	$84,603	$95,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$726	$829
Accrued payroll and benefits	2,096	2,432
Accrued legal settlements	1,000	3,000
Accrued liabilities and other	1,054	2,034
Current portion of long-term debt and capital lease obligations	190	60

Total current liabilities	5,066	8,355
Long-term debt and capital lease obligations	3,109	63

Total liabilities	8,175	8,418

Stockholders’ equity:
Common stock	18	17
Additional paid-in capital	166,623	166,439
Deferred compensation	(202)	(260)
Deficit accumulated during the development stage	(90,011)	(79,474)

Total stockholders’ equity	76,428	86,722

Total liabilities and stockholders’ equity	$84,603	$95,140

See accompanying notes.

CATALYTICA ENERGY SYSTEMS, INC. (a company in the development stage)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six-month periods ended June 30, 2002 and 2001
and for the period from November 1, 1994 (inception) through June 30, 2002
(In thousands)
(Unaudited)

	Six Months Ended June 30,		Cumulative Amounts from November 1, 1994 (inception) through June 30, 2002
	2002	2001
Cash flows from operating activities:
Net loss	$(10,537)	$(6,596)	$(90,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,406	806	3,896
Notes payable issued for contract modification	200	—	200
Forgiveness of notes receivable from related parties	—	100	723
Provision for uncollectable accounts	—	(200)	500
Loss on equity investments	—	335	10,258
Stock based compensation	70	157	902
Impairment charge to implied goodwill of an equity investment	—	—	1,645
Changes in:
Accounts and notes receivable	422	206	(1,283)
Inventory	(232)	(440)	(536)
Prepaid expenses and other assets	14	241	(316)
Accounts payable	(28)	(859)	801
Accrued liabilities and other	(2,845)	(369)	2,147

Net cash used in operating activities	(11,530)	(6,619)	(71,074)

Cash flows from investing activities:
Purchases of investments	(11,586)	(3,000)	(133,611)
Maturities of investments	17,500	7,500	123,055
Deposits on facilities	—	(300)	(400)
Contributions in equity investments	—	(1,894)	(11,445)
Loans to equity investments	(500)	—	(500)
Additions to property, plant and equipment, net	(4,599)	(434)	(9,653)

Net cash provided by (used in) investing activities	815	1,872	(32,554)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of repayments	3,003	—	3,003
Net proceeds from (payments on) capital lease obligations	(27)	(97)	212
Net issuance of notes receivable to employees and related parties	—	—	(1,451)
Advances from Catalytica, Inc.	—	—	41,934
Payments to Catalytica, Inc.	—	(602)	(16,441)
Proceeds from issuance of common stock to employees through stock plans	173	492	1,155
Proceeds from issuance of common stock in connection with spin-off from Catalytica, Inc.	—	—	50,000
Proceeds from issuance of common and Series A preferred stock at inception	—	—	10,150
Proceeds from issuance of Series B preferred stock and option	—	—	29,922
Proceeds from follow-on offering, net	—	—	47,642

Net cash provided by (used in) financing activities	3,149	(207)	166,126

Net increase (decrease) in cash and cash equivalents	(7,566)	(4,954)	62,498
Cash and cash equivalents at beginning of period	70,064	54,222	—

Cash and cash equivalents at end of period	$62,498	$49,268	$62,498

Additional disclosure of cash flow information:
Forgiveness of notes receivable from employees	$30	$28	$419

Deferred compensation for issuance and revaluation of stock options to non-employees	$10	$75	$599

Assets invested in NovoDynamics, Inc.	$—	$—	$567

See accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of presentation

Catalytica Energy Systems, Inc. (“Catalytica Energy,” “the Company” or “we”) operated as an element of Catalytica, Inc.’s research and development activities from inception through the date of its incorporation as a separate division. In 1995, Catalytica Energy was incorporated and became a subsidiary of Catalytica, Inc. In December 2000, Catalytica Energy was spun off from Catalytica, Inc. and initiated operations as a stand-alone public entity. Catalytica Energy designs, develops and manufactures advanced products for cleaner energy production. Catalytica Energy is in the development stage.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. Certain amounts for prior periods have been reclassified to conform to the current presentation. For further information, refer to the financial statements and footnotes thereto included in the Catalytica Energy Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2001.

Catalytica Energy operates as one business segment. Consequently, segment disclosure as of and for the three and six-month periods ended June 30, 2002 and 2001 is not provided.

2.    Impact of recently issued accounting standards

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which was effective for fiscal periods beginning after December 15, 2001 and superseded SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS 144 provided a single model for accounting and reporting for the impairment and disposal of long-lived assets. The statement also set new criteria for the classification of assets held-for-sale and changed the reporting of discontinued operations. The Company adopted this statement during the first quarter of fiscal 2002. Adoption of this statement did not have a material effect on our financial position or results of operations.

3.    Earnings (loss) per share

Earnings (loss) per share is presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Potentially dilutive outstanding stock options and warrants totaling approximately 370,000 and 1,605,000, for the three-month periods ended June 30, 2002 and 2001, respectively, and approximately 1,021,000 and 1,605,000, for the six-month periods ended June 30, 2002 and 2001, respectively, were excluded from the computation of diluted net loss per share because their effect was anti-dilutive. Options and warrants to purchase approximately 1,929,000 and 336,000 shares of common stock for the three-month periods ended June 30, 2002 and 2001, respectively, and approximately 1,278,000 and 336,000 shares of common stock for the six-month periods ended June 30, 2002 and 2001, respectively, were excluded from the computation of diluted net loss per share because the exercise prices of those options were greater than the average market price of the Company’s common stock.

(in thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Numerator for basic and diluted net loss per share—net loss	$(5,317)	$(2,871)	$(10,537)	$(6,596)

Denominator for basic and diluted net loss per share—weighted average shares outstanding	17,510	12,905	17,509	12,911

Basic and diluted net loss per share	$(0.30)	$(0.22)	$(0.60)	$(0.51)

4.    Long-term debt and capital lease obligations

In March 2002, Catalytica Energy received a term loan of $3,010,000 from the Arizona State Compensation Fund. Proceeds of this loan were applied to the purchase of a 43,000 square foot manufacturing and administrative facility in Gilbert, Arizona. This five-year term loan bears interest at a fixed annual rate of 7.4% and matures in April 2007. Payments of principal and interest totaling $21,000 are due monthly with a final principal payment of $2,844,000 due at maturity. This loan is secured by a deed of trust in the acquired real property.

Pursuant to an April 2002 settlement agreement with Woodward Governor Company (see Notes 6 and 8), Catalytica Energy recorded two notes payable of $100,000 each at March 31, 2002. These notes are non-interest bearing and are due in full in January 2003 and January 2004.

Catalytica Energy leases furniture and computer equipment under various capital lease agreements which expire in the fourth quarter of 2003 and the first quarter of 2004. The total balance outstanding under these capital lease agreements at June 30, 2002 was $96,000.

5.    NovoDynamics, Inc.

In March 2001, Catalytica Energy entered into agreements to invest $2,258,000 in NovoDynamics, Inc. (“NovoDynamics”), a company engaged in the development of data mining, informatics discovery and high throughput synthesis and testing technologies. This amount consisted of an advance of $1,800,000 in cash, forgiveness of an advance of $200,000 made to a company affiliated with NovoDynamics (NonLinear Dynamics, Inc.), and contribution of $258,000 in assets of a wholly owned subsidiary of Catalytica Energy (Catalytica NovoTec, Inc.). In accordance with these agreements, Catalytica Energy completed this investment in NovoDynamics in April 2001. During 2001, Catalytica Energy owned shares of Series A voting preferred stock representing approximately 38% of NovoDynamics’ outstanding equity. Catalytica Energy recorded its investment at cost and, during the period from March 2001 through December 2001, recorded its share of pro rata losses under the equity method of accounting. During the three and six-month periods ended June 30, 2001, Catalytica Energy recorded losses totaling $211,000 and $241,000, respectively, related to its equity investment in NovoDynamics.

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

On December 31, 2001, Catalytica Energy determined that an impairment in the carrying value of its equity investment in NovoDynamics had occurred which was other than temporary based on NovoDynamics’ financial history and projected future losses. At that time, Catalytica Energy determined that the estimated fair value of its investment in NovoDynamics was zero and wrote off its net investment amount of $1,645,000 as impairment to implied goodwill of an equity investment. At that time, the Company discontinued applying the equity method of accounting because its net investment was zero. Therefore, no loss related to the equity investment in NovoDynamics was recorded during the three and six-month periods ended June 30, 2002. At June 30, 2002, Catalytica Energy owned approximately 32% of NovoDynamics’ outstanding equity as a result of NovoDynamics issuing approximately $723,000 worth of Series B preferred stock subsequent to Catalytica Energy’s original investment.

6.    GENXON Power Systems, LLC

GENXON Power Systems, LLC (“GENXON”) was formed in October 1996 as a 50/50 joint venture between Catalytica Energy and Woodward Governor Company (“WGC”) to develop the potential market for upgrading out-of-warranty turbines with new systems to improve emissions and operating performance. In December 2001, Catalytica Energy purchased WGC’s equity interest in GENXON for $10,000 making it the sole equity owner of GENXON. As part of the purchase agreement between Catalytica Energy and WGC, Catalytica Energy obtained a commitment from WGC to pay 50% of the first $3,000,000 and 30% of any amount above $3,000,000 of any settlement or judgment in the then pending City of Glendale, California lawsuit, except for damages specified to have been awarded due to fraud or misrepresentation by Catalytica, Inc., Catalytica Combustion Systems, Inc. or Catalytica Energy (see Note 8). Also in December 2001, Catalytica Energy entered into an agreement with WGC which assigned a patent held by WGC to Catalytica Energy in exchange for royalty and license arrangements between WGC and Catalytica Energy.

The Company recorded its investment in GENXON under the equity method of accounting from inception through November 2001. During the six-month period ended June 30, 2001, Catalytica Energy recorded losses totaling $94,000 related to its equity investment in GENXON as a result of funding a capital contribution in an equal amount during the period. The financial statements of Catalytica Energy and GENXON were consolidated in December 2001 and, therefore, no loss was recorded during the three and six-month periods ended June 30, 2002.

7.    Shareholder Rights Plan

On January 29, 2002, the Board of Directors of Catalytica Energy adopted a Shareholder Rights Plan. Pursuant to the Shareholder Rights Plan, the Company distributed Preferred Stock Purchase Rights as a dividend at the rate of one Right for each share of the Company’s common stock held by stockholders of record as of February 20, 2002 (the “Record Date”). The Board of Directors also authorized the issuance of Rights for each share of common stock issued after the Record Date, until the occurrence of certain specified events. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred stock at an exercise price of $45, subject to adjustment. The Rights are not exercisable until the earlier of (i) ten business days (or such later date as may be determined by the Board of Directors) following an announcement that a person or group has acquired beneficial ownership of 15% of the Company’s common stock or (ii) ten days (or such later date as may be determined by the Board of Directors) following the announcement of a tender offer which would result in a person or group obtaining beneficial ownership of 15% or more of the Company’s outstanding common stock, subject to certain exceptions. The Company is entitled to redeem the Rights, for $0.001 per Right, at the discretion of the Board of Directors, until certain specified times. The Company may also require the exchange of Rights, under certain additional circumstances. The Company also has the ability to amend the Rights, subject to certain limitations.

8.    Contingencies

On August 14, 2000, the City of Glendale, California filed a complaint against Catalytica Energy, Catalytica, Inc. and GENXON, asserting claims for breach of contract, breach of the covenants of good faith and fair dealing, fraud and negligent misrepresentation arising out of defendants’ termination of the September 16, 1996, Technical Services Agreement between the City of Glendale and Catalytica, Inc. Defendants filed a cross-complaint on June 1, 2001 for a declaratory judgment.

On March 22, 2002, the parties entered into a settlement agreement with respect to this litigation. Under the terms of the settlement agreement, Catalytica Energy paid the City of Glendale $3,000,000 in April 2002, and all parties dismissed and released all claims arising out of the Technical Services Agreement and/or relating to the claims asserted in the City of Glendale’s complaint and the cross-complaint. Based on an agreement between WGC and Catalytica Energy entered into effective December 2001 (the “GENXON Membership Transfer and Settlement Agreement”), Catalytica Energy believed that WGC would reimburse 50% of the settlement amount, or $1,500,000. Accordingly, the Company accrued a net reserve of $1,500,000 as of December 31, 2001 to account for the net settlement payment, of which $250,000 was expensed in 2001. In March 2002, WGC disputed the amount owed to Catalytica Energy as reimbursement of the settlement payment to the City of Glendale. In April 2002, Catalytica Energy and WGC entered into a settlement and release of claims (the “Settlement Agreement”) with respect to the GENXON Membership Transfer and Settlement Agreement the parties had entered into in December 2001.

In accordance with the Settlement Agreement, WGC paid the Company $1,500,000 in April 2002 as reimbursement of half of Catalytica Energy’s settlement payment to the City of Glendale. In return, Catalytica Energy agreed to the amendment of certain provisions of the Control Patent Assignment and Cross License Agreement (“Patent Assignment Agreement”) entered into between Catalytica Energy and WGC on December 19, 2001 and also agreed to pay certain amounts to WGC. The amendments to the Patent Assignment Agreement increased the royalties owed by Catalytica Energy to WGC by $250,000 and required $50,000 of these royalties to be guaranteed and paid in advance. In accordance with the Settlement Agreement, Catalytica Energy paid WGC $250,000 in April 2002, which consisted of a $50,000 prepayment of royalties under the Patent Assignment Agreement as well as a prepayment of $200,000 of nonrefundable control technology license fees for our first four $50,000 sublicenses of the WGC control technology licensed to Catalytica Energy. The Company owes WGC an additional $200,000 of guaranteed royalties, evidenced by two non-interest bearing $100,000 promissory notes. These notes are due and payable in January 2003 and January 2004 if such amounts have not previously been paid in accordance with the terms of the Patent Assignment Agreement.

During the six-month period ended June 30, 2002, Catalytica Energy recorded a general and administrative expense of $450,000 for the royalties and license fees payable to WGC pursuant to the Settlement Agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ include those set forth in the following discussion, and, in particular, the risks discussed below under the subheading “Risks That Could Affect Our Financial Condition and Results of Operations” and in other documents we file with the Securities and Exchange Commission. Unless required by law, we undertake no obligation to update publicly any forward-looking statements.

Catalytica Energy Systems, Inc. (“Catalytica Energy”, “the Company” or “we”) designs, develops and manufactures advanced products for cleaner energy production. We are marketing our first commercial product, the Xonon Cool Combustion system (“Xonon”), which prevents the formation of nitrogen oxides (NOx), a significant air pollutant in stationary gas turbines that are used primarily for electric power generation. Our Xonon system is the only commercially available pollution prevention technology proven to achieve ultra-low emissions during combustion.

Our costs to date, excluding approximately $9 million associated with the discontinued product line of Advanced Sensor Devices, an inactive subsidiary of Catalytica Energy, have primarily consisted of expenses to support Xonon development. As we begin to fulfill commercial orders, we will incur cost of goods sold expenses.

Primarily all of our revenue to date has consisted of revenue from research and development contracts funded by gas turbine manufacturers, government sources or research institutions, as well as contracted and collaborative research. These contracts provide for partial recovery of our direct and indirect costs. The timing of these reimbursements varies from year to year, and from contract to contract, based on the terms agreed upon by us and the funding party.

Most of our research and development contracts are subject to periodic review by the funding partner, which may result in modifications, termination of funding or schedule delays. We cannot ensure that we will continue to receive research and development funding. In return for funding development, collaborative partners may receive certain rights in the commercialization of any resulting technology, including royalty payments on future sales (see “Other Commitments”). We expect to continue to pursue funded research programs. These may not, however, be a continual source of revenue. Due to the nature of our operating history, period comparisons of revenues are not necessarily meaningful and should not be relied upon as indications of future performance.

Results of Operations

Revenue.    Revenue includes research and development contracts funded by gas turbine manufacturers, government sources or research institutions, the timing of which may vary from period to period based on the terms agreed upon by us and the funding party.

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2002	2001		2002	2001
Research and development contracts	$1,123	$2,212	(49)%	$1,772	$3,658	(52)%

Revenue in 2002 has declined from 2001 primarily due to a reduction in Xonon program funding from a gas turbine engine manufacturer due to the existing development programs nearing completion. Revenue during the three and six-month periods ended June 30, 2001 was favorably impacted by the recognition of $650,000 in Xonon program funding for a contract which represented partial reimbursement of costs incurred during prior periods. Revenue during the three and six-month periods ended June 30, 2002 was favorably impacted by an increase in government program funding through the Department of Energy (“DOE”) for a new program related to fuel processors.

We expect that revenue during the second half of the fiscal year ending December 31, 2002 will increase from the first half of the year, but that revenue for the entire fiscal year will be less than total revenue during fiscal year 2001.

Research and Development Expenses (“R&D”).    R&D includes compensation, benefits and related costs for engineering staff, fees for contract engineers, materials to build prototype units, amounts paid to outside suppliers for subcontracted components and services, supplies used and allocated facilities and information technology costs. We expense all R&D costs as incurred.

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2002	2001		2002	2001
R&D	$3,827	$3,514	9%	$7,059	$7,608	(7)%

R&D in 2002 has declined from 2001 primarily as a result of lower spending on contracted engineering and temporary labor related to programs with a gas turbine engine manufacturer that are nearing completion. R&D during the three and six-month periods ended June 30, 2001 was reduced by recoveries of precious metals recycled from used materials totaling $108,000 and $166,000, respectively.

We expect that R&D during the fiscal year ending December 31, 2002 will remain relatively flat when compared with that during fiscal year 2001.

Selling, General and Administrative Expenses (“SG&A”).    SG&A includes compensation, benefits and related costs of corporate functions, which include management, business development, marketing, human resources, sales and finance and un-allocated facilities and information technology costs.

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2002	2001		2002	2001
SG&A	$2,932	$1,939	51%	$5,950	$3,681	62%

Included in SG&A during the six months ended June 30, 2002 is a charge of $450,000 related to an April 2002 settlement agreement with Woodward Governor Company (“WGC”) with respect to the GENXON Membership Transfer and Settlement Agreement the parties had originally entered into in December 2001. SG&A during the three and six-month periods ended June 30, 2001 was reduced by rent participation payments of $176,000 and $323,000, respectively, from a sub-tenant contract which terminated in November 2001. Additional items contributing to the increases in SG&A during the three and six-month periods ended June 30, 2002 compared with the corresponding periods in 2001 include: increases of $166,000 and $348,000, respectively, in employee relocation costs to move personnel to our new manufacturing and administrative facility in Gilbert, Arizona; increases in salaries and benefits of $444,000 and $742,000, respectively, for new positions in marketing, legal, finance and administration; and other costs associated with the commercialization of Xonon totaling $207,000 and $406,000, respectively.

We expect that SG&A during the fiscal year ending December 31, 2002 will increase when compared with that during fiscal year 2001 due to costs related to the commercialization of Xonon and the relocation of certain functions from California to the new manufacturing and administration facility in Arizona. However, we expect that SG&A during the second half of the fiscal year ending December 31, 2002 will decrease from the first half of the year.

Interest Income, net.    Our interest income primarily consists of interest earned on cash, cash equivalents and short-term investments offset by interest accrued on debt obligations.

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2002	2001		2002	2001
Interest income, net	$319	$581	(45)%	$700	$1,370	(49)%

Although our average cash balances during the three and six-month periods ended June 30, 2002 were significantly higher than during the corresponding periods in 2001, interest income decreased due to a significant decline in market interest rates. We expect that interest income during the fiscal year ending December 31, 2002 will be lower than that during fiscal year 2001.

Loss on equity investments.    Combined losses totaling $211,000 and $335,000, respectively, were recorded on our equity investments in NovoDynamics, Inc. (“NovoDynamics”) and GENXON Power Systems, LLC (“GENXON”) during the three and six-month periods ended June 30, 2001. In December 2001, we recorded an impairment charge to reduce our carrying value in NovoDynamics to zero and discontinued applying the equity method of accounting. Also, in December 2001, the financial statements of Catalytica Energy and GENXON were consolidated when we purchased WGC’s equity interest in GENXON making us the sole equity owner. Therefore, no loss on equity investments was recorded during the three and six-month periods ended June 30, 2002. We do not expect to record any loss on equity investments during the fiscal year ending December 31, 2002.

Income Taxes.    No benefit from income taxes was recorded on the losses incurred during the three and six-month periods ended June 30, 2002 and 2001 due to our inability to recognize the benefit from our losses.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our unaudited interim consolidated financial statements, which have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to contract terms, equity investments, bad debts, inventories, investments, intangible assets, income taxes, financing operations, restructuring, contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results would differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. We recognize revenue from our funded research and development contracts as work is performed and billable hours are incurred by us, in accordance with each contract. Since these programs are subject to government audits, we maintain a revenue cost reserve for our government-funded programs in the event any of these funded costs, including overhead, are disallowed. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers or funding partners to make required payments. If the financial condition of any of our customers or funding partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required. We maintain a reserve for notes receivable in the event repayment of a note is uncertain. If the financial condition of any of our debtors were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances or write-offs would be required. We write down our inventory based on market prices of precious metals equal to the difference between the cost of inventory and their estimated realizable value. If actual market conditions become less favorable, additional inventory write-downs would be required. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We record a reserve for contingencies, including litigation settlements, when a liability becomes probable.

Liquidity and Capital Resources

Prior to our spin-off, Catalytica, Inc. made a $50,000,000 cash investment in us. Additionally, in August 2001, we received net proceeds of $47,642,000 from a public offering of our common stock. At June 30, 2002, we had cash and short-term investments totaling $74,076,000.

Our capital requirements depend on numerous factors, including but not limited to, product development and commercialization activities, the timing and level of research and development funding, the market acceptance of our products and the rate of sales growth. We expect to devote substantial capital resources to further commercialize our technology, hire and train our production staff, develop and expand our manufacturing capacity, begin production activities and expand our research and development activities. We may enter into acquisitions or strategic arrangements which could require the use of cash or additional equity or debt financing. In addition, a principal repayment of our long-term debt totaling $2,844,000 is due in April 2007. We believe that our available cash and short-term investments as of June 30, 2002 will provide sufficient capital to fund operations as presently planned for at least the next twelve months.

In March 2002, we received a term loan of $3,010,000 from the Arizona State Compensation Fund. Proceeds of this loan were applied to the purchase of a 43,000 square foot manufacturing and administrative facility in Gilbert, Arizona. This five-year term loan bears interest at a fixed annual rate of 7.4% and matures in April 2007. Payments of principal and interest totaling $21,000 are due monthly with a final principal payment of $2,844,000 due at maturity. This loan is secured by a deed of trust in the acquired real property.

We have never paid cash dividends on our common stock or any other securities. We anticipate that we will retain any future earnings for use in the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

Other Commitments

In December 2000, we agreed to indemnify DSM Catalytica, Inc. (“DSM”), the successor corporation to Catalytica, Inc., for liabilities related to us and Catalytica Advanced Technologies incurred prior and subsequent to our spin-off from Catalytica, Inc. Additionally, we agreed to indemnify DSM for any costs associated with the merger which were not reduced from the merger consideration distributed to shareholders of Catalytica, Inc. in connection with the merger.

We have entered into research collaboration arrangements that may require us to make future royalty payments. These payments would generally be due once specified milestones, such as the commencement of commercial sales of a product incorporating the funded technology, are achieved. Currently, we have four such arrangements with Tanaka Kikinzoku Kogyo (“Tanaka”), Gas Technology Institute (“GTI”) (formally known as Gas Research Institute), the California Energy Commission (“CEC”) and WGC.

A significant amount of the development effort related to our catalytic combustion technology was funded by Tanaka under a development agreement which divides commercialization rights to the technology between the parties along market lines. We have exclusive rights to manufacture and market catalytic combustion systems for large gas turbines (greater than 25 mega-watt (“MW”) power output) on a worldwide basis and non-exclusive rights for small- and medium-sized gas turbines (25 MW power output or less) worldwide. Tanaka has reciprocal exclusive rights to manufacture and market catalytic combustors for use in automobiles on a worldwide basis and non-exclusive rights for small- and medium-sized turbines worldwide. In each case, the manufacturing and marketing party will pay a royalty of 5% of net sales to the other party. Each party is responsible for its own development expenses, and any invention made after May 1, 1995 is the sole property of the party making the invention, while the other party has a right to obtain a royalty-bearing, nonexclusive license to use the invention in its areas of exclusivity. As commercialized, the Xonon system contains significant technology developed by us after May 1, 1995 and no technology developed by Tanaka after this date. Our development agreement with Tanaka expires in 2005, and we have no further royalty obligations to Tanaka after 2005.

We entered into a funding arrangement with GTI to fund the next generation Xonon combustor and demonstrate its performance. We will be required to make royalty payments to GTI of $243,000 per year beginning with the sale, lease or other transfer of the twenty-fifth catalyst module for gas turbines rated greater than 1 MW, for seven years, up to a maximum of $1,701,000.

We entered into a funding arrangement with the CEC in which they agreed to fund a portion of our Xonon engine test and demonstration facility located in Santa Clara, California. Under this agreement, we are required to pay a royalty of 1.5% of the sales price on the sale of each product or right developed under this project for fifteen years upon initiation of the first commercial sale of a Xonon-equipped engine greater than 1MW. We have the right to choose an early buyout option for an amount equal to $2,633,000, without a pre-payment penalty, provided the payment occurs within two years from the date at which royalties are first due to the CEC.

On December 19, 2001, we entered into a Control Patent Assignment and Cross License Agreement (“Patent Assignment Agreement”) with WGC pursuant to which WGC assigned a patent to us, and we and WGC cross-licensed certain intellectual property to each other. Under the Patent Assignment Agreement, we must pay WGC between $5,000 and $15,000 upon each shipment of a Xonon commercial unit. Additionally, as part of an April 2002 settlement agreement with WGC (the “Settlement Agreement”), we agreed to increase royalties by $2,500 per unit on our shipment of the first 100 gas turbines greater than 10MW. These increased royalties are guaranteed, and we must pay these royalties on 100 units even if we do not ship any units of this size. We prepaid $50,000 of these royalties to WGC in April 2002. We will pay WGC an additional $100,000 in January 2003 and $100,000 in January 2004, if we have not paid such amounts sooner through sales of units in accordance with the Patent Assignment Agreement. These guaranteed payments are in addition to the $5,000 we must pay to WGC under the Patent Assignment Agreement upon each shipment of a Xonon commercial unit in a gas turbine of this size.

The Patent Assignment Agreement also provides that each time we sublicense the WGC technology to a gas turbine manufacturer or third party control manufacturer, we will pay WGC a control technology license fee of $50,000, as well as a $3,000 additional license fee for each sale of a Xonon control system sold by such manufacturer. As a part of the Settlement Agreement, we paid $200,000, representing a pre-payment of the control technology license fees for our first four $50,000 sublicenses of the WGC control technology. We are obligated to make the foregoing license payments to WGC through December 31, 2014 or until our cumulative payments and license fees to WGC total $15,250,000, whichever occurs first.

WGC must pay us a fee of one percent of the sale price of each WGC control system installed in conjunction with Xonon catalytic modules for new and retrofit turbines. WGC is obligated to make these payments through December 31, 2014 or until we have received total payments of $2,000,000, whichever occurs first.

Impact of Inflation and Foreign Currency Fluctuation

The effects of inflation and changing prices on our operations were not significant during the periods presented. We have operated primarily in the United States and all revenue recognized to date has been in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

RISKS THAT COULD AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following risk factors could materially and adversely affect our future operating results and could cause actual events to differ materially from those predicted in the forward-looking statements we make about our business. You should carefully consider the risks described below before you decide to buy, hold or sell our common stock.

We are a development stage company and your basis for evaluating us is limited.

Our activity to date has consisted of developing the Xonon technology and designing products for its commercialization. We shipped our first commercial Xonon modules in July 2001. Accordingly, there is only a limited basis upon which you can evaluate our business and prospects. Since we are a development stage company, our revenues will initially be low relative to the size of potential orders and may therefore vary significantly from quarter to quarter. You should consider the challenges, expenses and difficulties that we will face as a development stage company seeking to develop, manufacture and sell a new product.

We have incurred losses and anticipate continued operating losses.

As of June 30, 2002, we had an accumulated deficit of $90,011,000. We have not achieved profitability and expect to continue to incur net losses for at least the next several years. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

We must successfully complete further development and adaptation work before Xonon-equipped gas turbines can be shipped.

Incorporating our technology in each gas turbine model requires adaptation work by us and the manufacturer of the turbine engine, or original equipment manufacturer (“OEM”), such as additional engineering work and, for some turbines, technology development. Except for the Kawasaki 1.4 MW gas turbine, that work has not yet been completed. We may not be successful in adapting Xonon technology to particular gas turbine models, and even if we are successful, the development work may result in delays in commercial shipment. Delays in completing this work could result in the loss of orders, and the emergence of significant technical issues could result in termination by OEMs of certain agreements to adapt Xonon to their gas turbines. Due to the current depressed market conditions and the longer lead times required to apply Xonon technology to large gas turbines (which generate more than 60 MW of electric power), we do not expect that Xonon modules for large gas turbines will comprise a significant portion of our revenue in the foreseeable future.

We are heavily dependent on our relationships with OEMs and their commitment to adopt and market Xonon technology on their gas turbines.

Aside from revenues earned under research and development contracts, substantially all of our revenue for the foreseeable future will be derived from sales of Xonon modules to manufacturers of gas turbines for use in their new and installed turbines. We have ongoing programs with several OEMs which are in various stages of incorporating our Xonon technology into, or evaluating our Xonon technology for incorporation into, their gas turbine product lines. These and future OEMs may decide not to continue the development and commercialization of Xonon combustion systems for their gas turbines.

Our agreements with OEMs generally provide the OEM with the right to be the sole market channel for distribution of Xonon combustion systems in that OEM’s gas turbines. Our OEM agreements generally provide that either party can terminate the agreement if technical issues arise that cannot be resolved. A decision by an OEM to discontinue the commercialization of Xonon combustion systems in its product line could significantly limit our access to the market for that OEM’s turbines.

Moreover, some of our agreements provide the OEM limited exclusivity, which prevents us from entering into agreements with other OEMs regarding the application of Xonon to some of their competing turbines.

Our ability to sell Xonon modules for those gas turbines for which Xonon combustion systems become commercially available is heavily dependent upon the OEMs’ marketing and sales strategies for Xonon combustion systems and their worldwide sales and distribution networks and service capabilities. Any decision on their part to limit, constrain or otherwise fail to aggressively market and sell Xonon combustion systems, including limiting their availability or pricing them uncompetitively, could harm our potential earnings by depriving us of full access to their markets.

If the initial orders for Xonon-equipped turbines do not ship, we would lose the potential revenues associated with these orders and our reputation could be adversely affected. In addition, we would have lost the opportunity to pursue development for other sales.

Although our OEM customers have received initial orders for Xonon-equipped gas turbines, we cannot ensure that these orders will ultimately be shipped. There are many reasons why these orders might not ship, including:

•	A failure by us and the OEM to complete necessary development, design and adaptive work;

•	A decision by the OEM not to include Xonon-based systems in its turbines, or in a particular turbine model, for commercial or other reasons; and

•	Cancellation of the OEM’s turbine order by the end-user, due to its inability to obtain permitting, or for commercial or other reasons.

If the initial announced orders for Xonon-equipped turbines do not ultimately ship, we would lose the potential revenues associated with these orders, and, depending on the stated reasons for and market perceptions of the cancellation, our reputation could be adversely affected. In addition, by concentrating our development efforts on the turbines for which orders were cancelled, we would have lost the opportunity to pursue development for other sales.

We will incur significant costs in developing our technology with OEMs. If any OEM does not complete development for any reason, we may not be able to recover costs incurred for the development with that OEM.

We incur significant costs in developing our technology with OEMs. We recover a portion of these costs through contractual reimbursement from the OEMs. However, we bear the balance of the development costs ourselves. If OEMs do not complete development work for any reason, we will not be able to recover our share of development costs through product sales.

Xonon-equipped gas turbines may never attain market acceptance.

Xonon-equipped gas turbines represent an emerging market. If Xonon technology does not attain market acceptance, end-users may not want to purchase turbines equipped with Xonon modules. If a significant commercial market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses incurred to develop our product and may be unable to achieve profitability. The development of a commercial market for our systems may be impacted by factors that are not within our control, including:

•	The cost competitiveness of the Xonon combustion system;

•	A significant drop in demand for new gas turbines;

•	The future costs of natural gas and other fuels;

•	Changing regulatory requirements;

•	The emergence of alternative technologies and products; and

•	Changes in federal, state or local environmental regulations.

We may be unable to raise additional capital to complete our product development and commercialization plans.

Our capital requirements depend on numerous factors, including but not limited to, product development and commercialization activities, the timing and level of research and development funding, the market acceptance of our products and the rate of sales growth. We expect to devote substantial capital resources to further commercialize our technology, hire and train our production staff, develop and expand our manufacturing capacity, begin production activities and expand our research and development activities. We may enter into acquisitions or strategic arrangements which could require the use of cash or additional equity or debt financing. In addition, a principal repayment of our long-term debt totaling $2,844,000 is due in April 2007. We believe that our available cash and short-term investments as of June 30, 2002 will provide sufficient capital to fund operations as presently planned for at least the next twelve months.

Despite our current expectations, we may need to raise additional funds to achieve full commercialization of the Xonon combustion systems and other potential products, or to meet other capital requirements, in the event our current plans prove insufficient. We face substantial uncertainties with our business operations and may not be able to achieve the cash flows that we currently predict. We do not know whether we will be able to secure such additional funding on terms acceptable to us to pursue our commercialization plans. Any required funding may not be available when required or, may be available only on terms unsatisfactory to us. Further, if we issue equity securities, the ownership percentage of our stockholders will be reduced, and the holders of new equity securities may have rights senior to those of our existing common stockholders.

We may have difficulty managing the expansion of our operations.

We expect to undergo growth in the number of our employees, the size of our physical plant and the scope of our operations as demand for our products increases. Continuing to expand our manufacturing operations at our new commercial facility in Arizona will require significant management attention. This expansion is likely to place a significant strain on our management team and other resources. Our business could be harmed if we encounter difficulties in effectively managing the issues presented by such a rapid expansion.

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

We have recently entered into commercial arrangements with suppliers of the key components of our systems. We do not know, however, when or whether we will secure arrangements with suppliers of other required materials and components for our Xonon modules, or whether these arrangements will be on terms that will allow us to achieve our objectives. If we fail to obtain suppliers of all the required materials and components for our systems, our business could be harmed. A supplier’s failure to supply materials or components in a timely manner, or failure to supply materials or components that meet our quality, quantity or cost requirements, or our inability to obtain substitute sources of these materials and components on a timely basis or on terms acceptable to us, could harm our ability to manufacture our Xonon modules. One of our components is provided by a single supplier and is not currently available from any other supplier. Additionally, some of our suppliers use proprietary processes to manufacture components. Although alternative suppliers are available, a switch in suppliers could be costly and could take a significant amount of time to accomplish.

Significant price increases in key materials may reduce our gross margins and profitability.

The prices of palladium and platinum, which are used in the production of Xonon modules, can be volatile. For example, during the period from June 2001 to June 2002, the price of palladium ranged from $315 to $638 per troy ounce. During that period, the price of platinum ranged from $415 to $594 per troy ounce. If the long-term costs of these materials were to increase significantly, we would, in addition to recycling materials from returned modules, attempt to reduce material usage or find substitute materials. If these efforts were not successful or if these cost increases could not be passed onto the customers of Xonon modules, then our gross margins and profitability would be reduced.

Our success depends on the continued demand for gas turbines.

A significant portion of the market for Xonon combustion systems will result from the purchase and installation of new Xonon-equipped gas turbines. If the market for gas turbines significantly declines, the demand for Xonon combustion systems would be reduced. The market for new gas turbines has historically been cyclical in nature and has recently experienced a slowdown due to economic factors. If this pattern continues in the future, then during periods of low demand, the portion of our business derived from new turbine sales will decline.

We have not yet developed Xonon systems for dual fuel turbines, which may account for a portion of our market.

We believe that a portion of new electric generation projects may require turbines powered by natural gas and an alternative liquid fuel. These turbines are known as “dual fuel”. We do not know what portion of the market dual fuel turbines may represent in the future. Xonon is in the development stage for use in dual fuel turbines, and we have not undertaken the adaptation work for any particular turbine models. The necessary adaptation work for specific turbine models may delay availability, or even be unsuccessful, which could adversely affect our sales.

Competition from alternative technologies may adversely affect our profitability.

The market for emissions reduction technologies is intensely competitive. There are alternative technologies which, when used in combination, reduce gas turbine emissions to levels comparable to or lower than Xonon- equipped gas turbines. These technologies include lean pre-mix combustion systems, which are used in conjunction with gas turbine exhaust cleanup systems such as selective catalytic reduction. Lean pre-mix systems are offered by several gas turbine OEMs, each of whom may prefer to use their internally developed emissions reduction technology rather than ours. There are also a number of companies, universities, research institutions and governments engaged in the development of emissions reduction technologies that could compete with the Xonon technology.

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

Further, our competitors may independently develop or patent technologies or processes that are substantially equivalent or superior to ours. If we are found to be infringing on third party patents, we may be unable to obtain licenses to use those patents on acceptable terms, or at all. Failure to obtain needed licenses could delay or prevent the development, manufacture and sale of our systems.

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

Liabilities we acquired as a result of our spin-off may have a negative effect on our financial results.

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

We are also responsible for specified potential liabilities arising out of the distribution of our common stock by Catalytica, Inc. The nature and amount of these potential liabilities cannot be estimated. If these additional liabilities materialize, our financial results could be harmed.

The market price of our common stock is highly volatile and may decline.

The market price of our common stock is highly volatile. Factors that could cause fluctuation in our stock price may include, among other things:

•	announcements or cancellations of orders;

•	changes in financial estimates by securities analysts;

•	conditions or trends in our industry;

•	changes in the market valuations of other companies in our industry;

•	the effectiveness and commercial viability of products offered by us or our competitors;

•	the results of our research and development;

•	announcements by us or our competitors of technological innovations, new products, significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives;

•	changes in environmental regulations;

•	additions or departures of key personnel; and

•	sales of our common stock.

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

Because a small number of stockholders own a significant percentage of our common stock, they may be able to exert significant influence over major corporate decisions, and our other stockholders may not be able to influence these corporate decisions.

As of August 9, 2002, our executive officers, directors and greater than 5% stockholders controlled approximately 43% of our outstanding common stock. If these parties were to act together, they could significantly influence the election of directors and the approval of actions requiring the approval of a majority of our stockholders. The interests of our management or these investors may not always be aligned with the interests of our other stockholders.

Based on shares outstanding as of August 9, 2002, the funds managed by Morgan Stanley Private Equity and their affiliates own 19% of our outstanding common stock. The Morgan Stanley Private Equity funds also have stockholder rights, including rights to appoint directors and registration rights. As a result, Morgan Stanley Private Equity and its affiliates hold a substantial voting position in us and may be able to significantly influence our business.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then- prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. In an effort to minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, and government and non-government debt securities. The average duration of all of our investments in 2002 and 2001 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is required.

PART II—OTHER INFORMATION

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 6, 2002, at the annual stockholder’s meeting, a quorum of stockholders of the Company approved the following proposals: (1) the election of three Class II Directors to each serve a three-year term; (2) amendment to the Company’s 1995 Stock Option Plan to increase the number of shares of common stock reserved for issuance thereunder by 1,500,000 shares; and (3) ratification of the appointment of Ernst & Young LLP to serve as the Company’s independent accountants for the 2002 fiscal year.

The Board of Directors is divided into three classes, with Directors in each class serving for three-year terms. Accordingly, not all Directors are elected at each annual meeting of stockholders. Howard I. Hoffen, Craig N. Kitchen and Ricardo B. Levy were re-elected Directors at the meeting. The Directors whose terms of office continued after the meeting are Peter Cartwright, William B. Ellis, Ernest Mario, Frederick M. O’Such, Susan F. Tierney and John A. Urquhart.

The matters described below were voted on at the Annual Meeting of Stockholders, and the number of votes cast with respect to each matter and, with respect to the election of a director, were as indicated.

Proposal 1.    Election of Class II Directors:

Nominee	For	Abstain
Howard I. Hoffen	14,960,884	867,231
Craig N. Kitchen	14,871,019	957,096
Ricardo B. Levy	14,915,989	912,126

Proposal 2.    Amendment to the Company’s 1995 Stock Option Plan:

For	Against	Abstain	Broker Non-Votes
9,130,433	1,647,035	103,790	4,946,857

Proposal 3.    Ratification of Appointment of Independent Accountants:

For	Against	Abstain
15,516,105	285,176	26,834

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

10.37	Letter Agreement dated June 12, 2002 between the Company and Ricardo B. Levy.

10.38	Letter Agreement dated June 26, 2002 between the Company and Craig N. Kitchen.

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter ended June 30, 2002.

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

Date: August 9, 2002	CATALYTICA ENERGY SYSTEMS, INC. (Registrant)

	By:	/s/ DENNIS S. RIEBE
Dennis S. Riebe Vice President of Finance and Chief Financial Officer

Signing on behalf of the Registrant and as principal financial officer