Form 10-Q
period 2002-09-30
CATALYTICA ENERGY SYSTEMS INC
filed 2002-11-12
CIK 1053361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of November 12, 2002, there were outstanding 17,560,684 shares of the Registrant’s common stock, par value $0.001, which is the only class of common stock of the Registrant registered under Section 12(g) of the Securities Act of 1933.

CATALYTICA ENERGY SYSTEMS, INC.

FORM 10-Q

September 30, 2002

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2002 and 2001 and for the period from January 1, 1988 (inception) through September 30, 2002	3

	Consolidated Balance Sheets as of September 30, 2002 (Unaudited) and December 31, 2001	4

	Unaudited Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2002 and 2001 and for the period from January 1, 1988 (inception) through September 30, 2002	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Evaluation of Disclosure Controls and Procedures	21

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	22

Signatures		23

Certifications		24

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CATALYTICA ENERGY SYSTEMS, INC. (a company in the development stage)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine-month periods ended September 30, 2002 and 2001 and for the period from January 1, 1988 (inception) through September 30, 2002
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Amounts from January 1, 1988 (inception) through September 30, 2002
	2002	2001	2002	2001
Revenue:
Research and development contracts	$1,497	$1,177	$3,269	$4,835	$57,309
Costs and expenses:
Research and development	3,489	3,804	10,548	11,412	94,335
Selling, general and administrative	2,184	661	8,134	4,342	31,225
Legal settlements	—	3,000	—	3,000	4,500
Spin-off and related transaction costs	—	—	—	—	5,304
Costs associated with discontinued product line	—	—	—	—	9,299

Total costs and expenses	5,673	7,465	18,682	18,754	144,663

Operating loss	(4,176)	(6,288)	(15,413)	(13,919)	(87,354)
Interest income, net	280	671	980	2,041	5,850
Loss on equity investments	—	(243)	—	(578)	(10,258)
Impairment charge to implied goodwill of an equity investment	—	—	—	—	(2,145)

Net loss	$(3,896)	$(5,860)	$(14,433)	$(12,456)	$(93,907)

Basic and diluted net loss per share	$(0.22)	$(0.37)	$(0.82)	$(0.90)

Weighted average shares used in computing basic and diluted net loss per share	17,548	15,854	17,518	13,856

See accompanying notes.

CATALYTICA ENERGY SYSTEMS, INC. (a company in the development stage)
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60,203	$70,064
Short-term investments	10,197	17,583
Accounts receivable, net	1,110	1,324
Inventory	430	178
Prepaid expenses and other assets	422	536

Total current assets	72,362	89,685

Property and equipment:
Land	611	—
Building, leasehold improvements and equipment	18,710	14,682
Less accumulated depreciation and amortization	(11,536)	(9,905)

	7,785	4,777

Long term deposits	371	300
Notes receivable from related parties, net	301	378

Total assets	$80,819	$95,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$629	$829
Accrued payroll and benefits	2,236	2,432
Accrued legal settlements	750	3,000
Accrued liabilities and other	1,227	2,034
Current portion of long-term debt and capital lease obligations	196	60

Total current liabilities	5,038	8,355
Long-term debt and capital lease obligations	3,077	63

Total liabilities	8,115	8,418

Stockholders’ equity:
Common stock	18	17
Additional paid-in capital	166,761	166,439
Deferred compensation	(168)	(260)
Deficit accumulated during the development stage	(93,907)	(79,474)

Total stockholders’ equity	72,704	86,722

Total liabilities and stockholders’ equity	$80,819	$95,140

See accompanying notes.

CATALYTICA ENERGY SYSTEMS, INC. (a company in the development stage)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine-month periods ended September 30, 2002 and 2001 and for the period from January 1, 1988 (inception) through September 30, 2002
(In thousands)
(Unaudited)

	Nine Months Ended September 30,		Cumulative Amounts from January 1, 1988 (inception) through September 30, 2002
	2002	2001
Cash flows from operating activities:
Net loss	$(14,433)	$(12,456)	$(93,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,159	1,318	4,649
Notes payable issued for contract modification	200	—	200
Forgiveness of notes receivable from related parties	—	100	723
Provision for uncollectable accounts	—	(200)	500
Loss on equity investments	—	577	10,258
Stock based compensation	104	184	936
Impairment charge to implied goodwill of an equity investment	—	—	1,645
Changes in:
Accounts and notes receivable	204	879	(1,501)
Inventory	(252)	(193)	(556)
Prepaid expenses and other assets	(15)	106	(345)
Accounts payable	(125)	(822)	704
Accrued liabilities and other	(2,782)	(1,557)	2,210

Net cash used in operating activities	(14,940)	(12,064)	(74,484)

Cash flows from investing activities:
Purchases of investments	(13,586)	(3,000)	(135,611)
Maturities of investments	20,855	7,500	126,410
Deposits on facilities	—	(300)	(400)
Contributions in equity investments	—	(1,894)	(11,445)
Loans to equity investments	(500)	—	(500)
Additions to property, plant and equipment, net	(4,951)	(945)	(10,005)

Net cash provided by (used in) investing activities	1,818	1,361	(31,551)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of repayments	2,996	—	2,996
Net payments on capital lease obligations	(46)	—	193
Net issuance of notes receivable to employees and related parties	—	(28)	(1,451)
Advances from Catalytica, Inc.	—	—	41,934
Payments to Catalytica, Inc.	—	(719)	(16,441)
Proceeds from issuance of common stock to employees through stock plans	311	816	1,293
Proceeds from issuance of common stock in connection with spin-off from Catalytica, Inc.	—	—	50,000
Proceeds from issuance of common and Series A preferred stock at inception	—	—	10,150
Proceeds from issuance of Series B preferred stock and option	—	—	29,922
Proceeds from follow-on offering, net	—	47,746	47,642

Net cash provided by financing activities	3,261	47,815	166,238

Net increase (decrease) in cash and cash equivalents	(9,861)	37,112	60,203
Cash and cash equivalents at beginning of period	70,064	54,222	—

Cash and cash equivalents at end of period	$60,203	$91,334	$60,203

Additional disclosure of cash flow information:
Forgiveness of notes receivable from employees	$45	$43	$434

Deferred compensation for issuance and revaluation of stock options to non-employees	$10	$64	$599

Assets invested in NovoDynamics, Inc.	$—	$—	$567

See accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of presentation

Catalytica Energy Systems, Inc. (“Catalytica Energy,” “the Company” or “we”) operated as an element of Catalytica, Inc.’s research and development activities from inception through the date of its incorporation as a separate division. In 1995, Catalytica Energy (formerly Catalytica Combustion Systems, Inc.) was incorporated and became a subsidiary of Catalytica, Inc. In December 2000, Catalytica Energy was combined with Catalytica Advanced Technologies, Inc., was spun off from Catalytica, Inc. and initiated operations as a stand-alone public entity. Catalytica Energy designs, develops and manufactures advanced products for cleaner energy production. Catalytica Energy is in the development stage.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. Certain amounts for prior periods have been reclassified to conform to the current presentation. For further information, refer to the financial statements and footnotes thereto included in the Catalytica Energy Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2001.

Catalytica Energy operates as one business segment. Consequently, segment disclosure as of and for the three and nine-month periods ended September 30, 2002 and 2001 is not provided.

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

3.    Loss per share

Basic and diluted loss per share is presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” As the Company’s potentially dilutive securities (stock options and warrants) were anti-dilutive for the three and nine-month periods ended September 30, 2002 and 2001, they have been excluded from the computation of weighted-average shares outstanding used in computing diluted net loss per share. Total options and warrants outstanding as of September 30, 2002 and 2001 were 2,282,000 and 1,848,000, respectively.

(in thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Numerator for basic and diluted net loss per share—net loss	$(3,896)	$(5,860)	$(14,433)	$(12,456)

Denominator for basic and diluted net loss per share—weighted average shares outstanding	17,548	15,854	17,518	13,856

Basic and diluted net loss per share	$(0.22)	$(0.37)	$(0.82)	$(0.90)

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

Catalytica Energy leases furniture and computer equipment under various capital lease agreements which expire in the fourth quarter of 2003 and the first quarter of 2004. The total balance outstanding under these capital lease agreements at September 30, 2002 was $77,000.

5.    NovoDynamics, Inc.

In March 2001, Catalytica Energy entered into agreements to invest $2,258,000 in NovoDynamics, Inc. (“NovoDynamics”), a company engaged in the development of data mining, informatics discovery and high throughput synthesis and testing technologies. This amount consisted of an advance of $1,800,000 in cash, forgiveness of an advance of $200,000 made to a company affiliated with NovoDynamics (NonLinear Dynamics, Inc.), and contribution of $258,000 in assets of a wholly owned subsidiary of Catalytica Energy (Catalytica NovoTec, Inc.). In accordance with these agreements, Catalytica Energy completed this investment in NovoDynamics in April 2001. During 2001, Catalytica Energy owned shares of Series A voting preferred stock representing approximately 38% of NovoDynamics’ outstanding equity. Catalytica Energy recorded its investment at cost and, during the period from March 2001 through December 2001, recorded its pro-rata share of losses under the equity method of accounting. During the three and nine-month periods ended September 30, 2001, Catalytica Energy recorded losses totaling $243,000 and $484,000, respectively, related to its equity investment in NovoDynamics.

Additionally, in March 2001, Catalytica Energy agreed to loan NovoDynamics up to $1,500,000 if certain milestones were met. On December 31, 2001, Catalytica Energy committed to loan $500,000 of the $1,500,000 to NovoDynamics, which was funded in January 2002. As of December 31, 2001, Catalytica Energy had recorded a note payable for the $500,000 and a receivable of $500,000 on its balance sheet. Because repayment of the note was not certain at the time it was made, an allowance of $500,000 was recorded against the loan and this amount was charged as impairment to implied goodwill of an equity investment on December 31, 2001.

On December 31, 2001, Catalytica Energy determined that an impairment in the carrying value of its equity investment in NovoDynamics had occurred which was other than temporary based on NovoDynamics’ financial history and projected future losses. At that time, Catalytica Energy determined that the estimated fair value of its investment in NovoDynamics was zero and wrote off its net investment amount of $1,645,000 as impairment to implied goodwill of an equity investment. At that time, the Company discontinued applying the equity method of accounting because its net investment was zero. Therefore, no loss related to the equity investment in NovoDynamics was recorded during the three and nine-month periods ended September 30, 2002. At September 30, 2002, Catalytica Energy owned approximately 32% of NovoDynamics’ outstanding equity as a result of NovoDynamics issuing approximately $723,000 worth of Series B preferred stock subsequent to Catalytica Energy’s original investment.

6.    GENXON Power Systems, LLC

GENXON Power Systems, LLC (“GENXON”) was formed in October 1996 as a 50/50 joint venture between Catalytica Energy and Woodward Governor Company (“WGC”) to develop the potential market for upgrading out-of-warranty turbines with new systems to improve emissions and operating performance. In December 2001, Catalytica Energy purchased WGC’s equity interest in GENXON for $10,000, making it the sole equity owner of GENXON. As part of the purchase agreement between Catalytica Energy and WGC, Catalytica Energy obtained a commitment from WGC to pay 50% of the first $3,000,000 and 30% of any amount above $3,000,000 of any settlement or judgment in the then pending City of Glendale, California lawsuit against Catalytica Energy, Catalytica, Inc. and GENXON, except for damages specified to have been awarded due to fraud or misrepresentation by Catalytica, Inc., Catalytica Combustion Systems, Inc. or Catalytica Energy (see Note 8). Also in December 2001, Catalytica Energy entered into an agreement with WGC which assigned a patent held by WGC to Catalytica Energy in exchange for royalty and license arrangements between WGC and Catalytica Energy.

The Company recorded its investment in GENXON under the equity method of accounting from inception through November 2001. During the nine months ended September 30, 2001, Catalytica Energy recorded losses totaling $94,000 related to its equity investment in GENXON as a result of funding a capital contribution in an equal amount during the period. The financial statements of Catalytica Energy and GENXON were consolidated in December 2001 and, therefore, no loss was recorded during the three and nine-month periods ended September 30, 2002.

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

8.    Contingencies

On August 14, 2000, the City of Glendale, California filed a complaint against Catalytica Energy, Catalytica, Inc. and GENXON, asserting claims for breach of contract, breach of the covenants of good faith and fair dealing, fraud and negligent misrepresentation arising out of defendants’ termination of the September 16, 1996 Technical Services Agreement between the City of Glendale and Catalytica, Inc. Defendants filed a cross-complaint on June 1, 2001 for a declaratory judgment.

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

In accordance with the Settlement Agreement, WGC paid the Company $1,500,000 in April 2002 as reimbursement of half of Catalytica Energy’s settlement payment to the City of Glendale. In return, Catalytica Energy agreed to the amendment of certain provisions of the Control Patent Assignment and Cross License Agreement (“Patent Assignment Agreement”) entered into between Catalytica Energy and WGC on December 19, 2001 and also agreed to pay certain amounts to WGC as described below. The amendments to the Patent Assignment Agreement increased the royalties owed by Catalytica Energy to WGC by $250,000 and required $50,000 of these royalties to be guaranteed and paid in advance. In accordance with the Settlement Agreement, Catalytica Energy paid WGC $250,000 in April 2002, which consisted of a $50,000 prepayment of royalties under the Patent Assignment Agreement as well as a nonrefundable prepayment of $200,000 of control technology license fees for Catalytica Energy’s first four $50,000 sublicenses of WGC control technology. Catalytica Energy owes WGC an additional $200,000 of guaranteed royalties, evidenced by two non-interest bearing $100,000 promissory notes. These notes are due and payable in January 2003 and January 2004 if such amounts have not previously been paid in accordance with the terms of the Patent Assignment Agreement.

During the nine months ended September 30, 2002, Catalytica Energy recorded a general and administrative expense of $450,000 for the royalties and license fees payable to WGC pursuant to the Settlement Agreement.

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

Catalytica Energy Systems, Inc. (“Catalytica Energy,” “the Company” or “we”) designs, develops and manufactures advanced products for cleaner energy production. We are marketing our first commercial product, the Xonon Cool Combustion system (“Xonon”), which prevents the formation of nitrogen oxides (NOx), a significant air pollutant, in stationary gas turbines that are used primarily for electric power generation. Our Xonon system is the only commercially available pollution prevention technology proven to achieve ultra-low emissions during combustion.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2002	2001	% Change	2002	2001	% Change
Research and development contracts	$1,497	$1,177	27%	$3,269	$4,835	(32)%

Revenue during the nine months ended September 30, 2002 declined from the corresponding period of 2001 primarily as a result of a reduction in funding from a gas turbine manufacturer. During 2002, revenue from this program to apply Xonon technology to the manufacturer’s gas turbine engines was reduced as the engine development stage was completed and final preparations began for prototype testing. Two new contracts commenced during the three months ended September 30, 2002: one with a state governmental agency to apply Xonon technology to multi-combustor gas turbine engines and another with a gas turbine engine manufacturer to apply Xonon technology and design a pre-mixer assembly for its gas turbine engines. Total revenue recorded during the three months ended September 30, 2002 on these new contracts was $716,000, which favorably impacted revenue compared with the corresponding period of 2001.

We expect that revenue for the full fiscal year ending December 31, 2002 will be less than that during fiscal year 2001 due reduced billings to a gas turbine engine manufacturer.

Research and Development Expenses (“R&D”).    R&D includes compensation, benefits and related costs for engineering and manufacturing staff, fees for contract engineers, materials to build prototype units, amounts paid to outside suppliers for subcontracted components and services, supplies used and allocated facilities and information technology costs. We expense all R&D costs as incurred.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2002	2001	% Change	2002	2001	% Change
R&D	$3,489	$3,804	(8)%	$10,548	$11,412	(8)%

R&D in 2002 has declined slightly from 2001. We have reduced spending on consulting, contracted research and temporary labor as more of these functions have been assumed internally.

We expect that the slight decrease in R&D will continue for the full fiscal year ending December 31, 2002 when compared with that during fiscal year 2001.

Selling, General and Administrative Expenses (“SG&A”).    SG&A includes compensation, benefits and related costs of corporate functions, which include management, business development, marketing, human resources, sales and finance, and un-allocated facilities and information technology costs.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2002	2001	% Change	2002	2001	% Change
SG&A	$2,184	$661	230%	$8,134	$4,342	87%

In September 2001, the Company received refunds of investment banking fees totaling $875,000 incurred in conjunction with the December 2000 spin-off transaction from Catalytica, Inc. These refunds became payable upon the completion of a follow-on public offering in August 2001. The refunds of $875,000 were received during the three months ended September 30, 2001 and were recorded as a reduction of SG&A during the three and nine-month periods ended September 30, 2001. SG&A during the three and nine-month periods ended September 30, 2001 was also reduced by rent participation payments of $237,000 and $559,000, respectively, from sub-tenant contracts which terminated prior to 2002.

Included in SG&A during the nine months ended September 30, 2002 is a charge of $450,000 related to an April 2002 settlement agreement with Woodward Governor Company (“WGC”) with respect to the GENXON Membership Transfer and Settlement Agreement the parties had originally entered into in December 2001.

Additional items contributing to the increases in SG&A during the three and nine-month periods ended September 30, 2002 compared with the corresponding periods in 2001 include: increases in salaries and benefits of $230,000 and $853,000, respectively, for new positions in marketing, legal, finance and administration; increases of $4,000 and $310,000, respectively, in employee relocation costs to move personnel to our new manufacturing and administrative facility in Gilbert, Arizona; increased depreciation expenfse of $48,000 and $269,000, respectively, related to recent capital expenditures including the Gilbert, Arizona manufacturing and administrative facility and other costs associated with the commercialization of Xonon totaling $129,000 and $476,000, respectively.

We expect that SG&A for the full fiscal year ending December 31, 2002 will be higher than that during fiscal year 2001 due to the $450,000 settlement agreement with WGC in April 2002, costs related to the commercialization of Xonon, the relocation of certain functions from California to the new manufacturing and administration facility in Arizona and the $875,000 refund of investment banking fees received in September 2001.

Legal Settlements.    In September 2001, the Company agreed to a $3,000,000 cash settlement with AGC Manufacturing Services, Inc. and AGC Project Development, Inc. (collectively referred to as “AGC”) in connection with a demand for arbitration filed by AGC with respect to a contract dispute. Terms of the cash settlement require payments by the Company to AGC over a 22-month period commencing in September 2001. During the three months ended September 30, 2001, an expense of $3,000,000 was recorded for the full amount of the settlement. Through September 30, 2002, the Company has paid $2,250,000 of the settlement to AGC and the remaining $750,000 is reflected as an accrued liability.

Interest Income, net.    Our interest income primarily consists of interest earned on cash, cash equivalents and short-term investments offset by interest accrued on debt obligations.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2002	2001	% Change	2002	2001	% Change
Interest income, net	$280	$671	(58)%	$980	$2,041	(52)%

Although our average cash balances during the three and nine-month periods ended September 30, 2002 were significantly higher than during the corresponding periods in 2001, interest income decreased due to a significant decline in market interest rates. We expect that interest income during the full fiscal year ending December 31, 2002 will be lower than that during fiscal year 2001.

Loss on equity investments.    Combined losses totaling $243,000 and $578,000, respectively, were recorded on our equity investments in NovoDynamics, Inc. (“NovoDynamics”) and GENXON Power Systems, LLC (“GENXON”) during the three and nine-month periods ended September 30, 2001. In December 2001, we recorded an impairment charge to reduce our carrying value in NovoDynamics to zero and discontinued applying the equity method of accounting. Also, in December 2001, the financial statements of Catalytica Energy and GENXON were consolidated when we purchased WGC’s equity interest in GENXON, making us the sole equity owner. Therefore, no loss on equity investments was recorded during the three and nine-month periods ended September 30, 2002. We do not expect to record any loss on equity investments during the fiscal year ending December 31, 2002.

Income Taxes.    No benefit from income taxes was recorded on the losses incurred during the three and nine-month periods ended September 30, 2002 and 2001 due to our inability to recognize the benefit from our losses.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our unaudited interim consolidated financial statements, which have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to contract terms, equity investments, bad debts, inventories, investments, intangible assets, income taxes, financing operations, restructuring, contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results would differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. We recognize revenue from our funded research and development contracts as work is performed and billable hours are incurred by us, in accordance with each contract. Since these programs are subject to government audits, we maintain a revenue cost reserve for our government-funded programs in the event any of these funded costs, including overhead, are disallowed. If we underestimate the amount of disallowed funding for a particular program, we will have to reduce our revenue in a subsequent period by the amount by which actual disallowed funding exceeds our estimate. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers or funding partners to make required payments. If the financial condition of any of our customers or funding partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required. We maintain a reserve for notes receivable in the event repayment of a note is uncertain. If the financial condition of any of our debtors were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances or write-offs would be required. Based on the market prices of precious metals, we periodically write down our inventory by an amount equal to the difference between the cost of inventory and its estimated realizable value. If actual market conditions become less favorable, additional inventory write-downs will be required. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We record a reserve for contingencies, including litigation settlements, when a liability becomes probable.

Liquidity and Capital Resources

Prior to our spin-off, Catalytica, Inc. made a $50,000,000 cash investment in us. Additionally, in August 2001, we received net proceeds of $47,642,000 from a public offering of our common stock. At September 30, 2002, we had cash, cash equivalents and short-term investments totaling $70,400,000.

Our capital requirements depend on numerous factors, including but not limited to product development and commercialization activities, the timing and level of research and development funding, market acceptance of our products and our rate of sales growth. We expect to devote substantial capital resources to further commercialize our technology, hire and train our production staff, develop and expand our manufacturing capacity, begin production activities and expand our research and development activities. We may enter into acquisitions or strategic arrangements which could require the use of cash or additional equity or debt financing. In addition, a principal repayment of our long-term debt totaling $2,844,000 is due in April 2007. We believe that our available cash, cash equivalents and short-term investments as of September 30, 2002 will provide sufficient capital to fund operations as presently planned for at least the next twelve months.

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

Other Commitments

In December 2000, we agreed to indemnify DSM Catalytica, Inc. (“DSM”), the successor corporation to Catalytica, Inc., for liabilities related to us and Catalytica Advanced Technologies, Inc. incurred prior and subsequent to our spin-off from Catalytica, Inc. Additionally, we agreed to indemnify DSM for any costs associated with the merger which were not reduced from the merger consideration distributed to shareholders of Catalytica, Inc. in connection with the merger.

We have entered into research collaboration arrangements that may require us to make future royalty payments. These payments would generally be due once specified milestones, such as the commencement of commercial sales of a product incorporating the funded technology, are achieved. Currently we have four such arrangements, with Tanaka Kikinzoku Kogyo (“Tanaka”), Gas Technology Institute (“GTI”) (formally known as Gas Research Institute), the California Energy Commission (“CEC”) and WGC.

A significant amount of the development effort related to our catalytic combustion technology was funded by Tanaka under a development agreement which divides commercialization rights to the technology between the parties along product market lines. We have exclusive rights to manufacture and market catalytic combustion systems for gas turbines of greater than 25 mega-watt (“MW”) power output and non-exclusive rights for gas turbines of 25 MW power output or less. Tanaka has reciprocal exclusive rights to manufacture and market catalytic combustors for use in automobiles and non-exclusive rights for gas turbines of 25 MW power output or less. In each case, the manufacturing and marketing party will pay a royalty of 5% of net sales to the other party. Each party is responsible for its own development expenses, and any invention made after May 1, 1995 is the sole property of the party making the invention, while the other party has a right to obtain a royalty-bearing, non-exclusive license to use the invention in its areas of exclusivity. As commercialized, the Xonon system contains significant technology developed by us after May 1, 1995 and no technology developed by Tanaka after this date. Our development agreement with Tanaka expires in 2005, and we have no further royalty obligations to Tanaka after 2005.

We entered into a funding arrangement with GTI to fund the next generation Xonon combustor and demonstrate its performance. We will be required to make royalty payments to GTI of $243,000 per year for seven years beginning with the sale, lease or other transfer of the twenty-fifth catalyst module for gas turbines rated greater than 1 MW, up to a maximum of $1,701,000.

We entered into a funding arrangement with the CEC under which they agreed to fund a portion of our Xonon engine test and demonstration facility located in Santa Clara, California. Under this agreement, we are required to pay a royalty of 1.5% of the sales price on the sale of each product or right developed under this project for fifteen years upon initiation of the first commercial sale of a Xonon-equipped engine greater than 1MW. We have the right to choose an early buyout option for an amount equal to $2,633,000, without a pre-payment penalty, provided that the payment occurs within two years from the date upon which royalties are first due to the CEC.

On December 19, 2001, we entered into a Control Patent Assignment and Cross License Agreement (“Patent Assignment Agreement”) with WGC pursuant to which WGC assigned a patent to us, and we and WGC cross-licensed certain intellectual property to each other. Under the Patent Assignment Agreement, we must pay WGC between $5,000 and $15,000 upon each shipment of a Xonon commercial unit. Additionally, as part of an April 2002 settlement agreement with WGC (the “Settlement Agreement”), we agreed to increase royalties by $2,500 per unit on our shipment of the first 100 gas turbines greater than 10MW. These increased royalties are guaranteed, and we must pay them on 100 units even if we do not ship any units of this size. We prepaid $50,000 of these royalties to WGC in April 2002. We will pay WGC an additional $100,000 in January 2003 and $100,000 in January 2004, if we have not paid such amounts sooner through sales of units in accordance with the Patent Assignment Agreement. These guaranteed payments are in addition to the $5,000 we must pay to WGC under the Patent Assignment Agreement upon each shipment of a Xonon commercial unit in a gas turbine of this size.

The Patent Assignment Agreement also provides that each time we sublicense the WGC technology to a gas turbine manufacturer or third party control manufacturer, we will pay WGC a control technology license fee of $50,000, as well as a $3,000 additional license fee for each sale of a Xonon control system sold by such manufacturer. As a part of the Settlement Agreement, we paid $200,000 representing a pre-payment of the control technology license fees for our first four $50,000 sublicenses of the WGC control technology. We are obligated to make the foregoing license payments to WGC through December 31, 2014 or until our cumulative payments and license fees to WGC total $15,250,000, whichever occurs first.

WGC must pay us a fee of 1% of the sale price of each WGC control system installed in conjunction with Xonon catalytic modules for new and retrofit turbines. WGC is obligated to make these payments through December 31, 2014 or until we have received total payments of $2,000,000, whichever occurs first.

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

Our activity to date has primarily consisted of developing the Xonon technology and designing products for its commercialization. Accordingly, there is only a limited basis upon which you can evaluate our business and prospects. Since we are a development stage company, our revenue will initially be low and may vary significantly from quarter to quarter. You should consider the challenges, expenses and difficulties that we will face as a development stage company seeking to develop, manufacture and sell a new product.

We have incurred losses and anticipate continued operating losses.

As of September 30, 2002, we had an accumulated deficit of $93,907,000 and had not yet recorded any revenue from commercial sales. We have not achieved profitability and expect to continue to incur net losses for at least the next several years. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

We must successfully complete further development and adaptation work before Xonon-equipped gas turbines can be shipped.

Incorporating our technology in each gas turbine model requires adaptation work by us and the manufacturer of the turbine engine, or original equipment manufacturer (“OEM”), such as additional engineering work and, for some turbines, technology development. Except with respect to the Kawasaki 1.4 MW gas turbine, that work has not yet been completed. We may not be successful in adapting Xonon technology to particular gas turbine models, and even if we are successful, the development work may result in delays in commercial shipment. Delays in completing this work could result in the loss of orders, and the emergence of significant technical issues could result in termination by OEMs of certain agreements to adapt Xonon to their gas turbines. Due to the current depressed market conditions and the longer lead times required to apply Xonon technology to engines which generate more than 20 MW of electric power, we do not expect that Xonon modules for these gas turbines will comprise a significant portion of our revenue in the foreseeable future.

We are heavily dependent on our relationships with OEMs and their commitment to adopt and market Xonon technology on their gas turbines, and some of our agreements with OEMs may limit our market opportunities.

Aside from revenue earned under research and development contracts, substantially all of our revenue for the foreseeable future will be derived from sales of Xonon modules to manufacturers of gas turbines for use in their new and installed turbines. We have ongoing programs with several OEMs which are in various stages of incorporating our Xonon technology into, or evaluating our Xonon technology for incorporation into, their gas turbine product lines. These and future OEMs may decide not to continue the development and commercialization of Xonon combustion systems for their gas turbines.

Our agreements with OEMs generally provide the OEM with the right to be the exclusive market channel for distribution of Xonon combustion systems in that OEM’s gas turbines. Our OEM agreements generally provide that either party can terminate the agreement, but not necessarily the exclusivity, if technical issues arise that cannot be resolved. A decision by an OEM to discontinue the commercialization of Xonon combustion systems in its product line could significantly limit or foreclose our access to the market for that OEM’s turbines.

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

Xonon-equipped gas turbines represent an emerging market. If Xonon technology does not attain market acceptance, end-users may not want to purchase turbines equipped with Xonon modules. If a significant commercial market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses incurred to develop our Xonon product and may be unable to achieve profitability. The development of a commercial market for our systems may be impacted by factors that are not within our control, including:

•	The cost competitiveness of the Xonon combustion system;

•	A significant drop in demand for new gas turbines;

•	The future costs of natural gas and other fuels;

•	Changing regulatory requirements;

•	The emergence of alternative technologies and products; and

•	Changes in federal, state or local environmental regulations.

Our success depends on the continued demand for gas turbines.

A significant portion of the market for Xonon combustion systems will result from the purchase and installation of new Xonon-equipped gas turbines. If the market for gas turbines significantly declines, the demand for Xonon combustion systems will also be reduced. The market for new gas turbines has historically been cyclical in nature and has recently experienced a slowdown due to economic factors. If this pattern continues in the future, then during periods of low demand the portion of our business derived from new turbine sales will decline.

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

Our capital requirements depend on numerous factors, including but not limited to product development and commercialization activities, the timing and level of research and development funding, market acceptance of our products and our rate of sales growth. We face substantial uncertainties with our business operations and may not be able to achieve the cash flows that we currently predict. We expect to devote substantial capital resources to further commercialize our technology, hire and train our production staff, develop and expand our manufacturing capacity, begin production activities and expand our research and development activities. We may enter into acquisitions or strategic arrangements which could require the use of cash or additional equity or debt financing. In addition, a principal repayment of our long-term debt totaling $2,844,000 is due in April 2007. We believe that our available cash, cash equivalents and short-term investments as of September 30, 2002 will provide sufficient capital to fund operations as presently planned for at least the next twelve months.

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

We have recently entered into commercial arrangements with suppliers of the key components of our systems. We do not know, however, when or whether we will secure arrangements with suppliers of other required materials and components for our Xonon modules, or whether these arrangements will be on terms that will allow us to achieve our objectives. If we fail to obtain suppliers of all the required materials and components for our systems, our business could be harmed. A supplier’s failure to supply materials or components in a timely manner, its failure to supply materials or components that meet our quality, quantity or cost requirements, or our inability to obtain substitute sources of these materials and components on a timely basis or on terms acceptable to us, could harm our ability to manufacture our Xonon modules. One of our components is provided by a single supplier and is not currently available from any other supplier. Additionally, some of our suppliers use proprietary processes to manufacture components. Although alternative suppliers are available, a switch in suppliers could be costly and take a significant amount of time to accomplish.

If the initial orders for Xonon-equipped turbines do not ship, we will lose the potential revenue associated with these orders and our reputation could be adversely affected. In addition, we would have lost the opportunity to pursue development for other sales.

Although our OEM customers have received initial orders for Xonon-equipped gas turbines, we cannot ensure that these orders will ultimately be shipped. There are many reasons why these orders might not ship, including:

•	A failure by us and the OEM to complete necessary development, design and adaptive work;

•	A decision by the OEM not to include Xonon-based systems in its turbines, or in a particular turbine model, for commercial or other reasons; and

•	Cancellation of the OEM’s turbine order by the end-user due to its inability to obtain permits, or for commercial or other reasons.

If the initial announced orders for Xonon-equipped turbines do not ultimately ship, we would lose the potential revenue associated with these orders, and, depending on the stated reasons for and market perceptions of the cancellation, our reputation could be adversely affected. In addition, by concentrating our development efforts on the turbines for which orders were cancelled, we would have lost the opportunity to pursue development for other sales.

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

We expect to undergo growth in the number of our employees, the size of our physical plant and the scope of our operations as demand for our products increases. Continuing expansion of our manufacturing operations will require significant management attention. This expansion is likely to place a significant strain on our management team and other resources. Our business could be harmed if we encounter difficulties in effectively managing the issues presented by such an expansion.

If we are unable to attract or retain key personnel, our ability to adapt our technology to gas turbines, to continue to develop our technology, to effectively market our product and to manage our business could be harmed.

Our business requires a highly skilled management team and specialized workforce, including scientists, engineers, researchers, and manufacturing and marketing professionals who have developed essential proprietary skills. Our future success will therefore depend on attracting and retaining additional qualified management and technical personnel. We do not know whether we will be successful in hiring or retaining these qualified personnel.

Our inability to hire qualified personnel on a timely basis, or the departure of key employees, could harm our expansion and commercialization plans.

Significant price increases in key materials may reduce our gross margins and profitability.

The prices of palladium and platinum, which are used in the production of Xonon modules, can be volatile. For example, during the period from September 2001 to September 2002, the price of palladium ranged from $315 to $466 per troy ounce. During that period, the price of platinum ranged from $415 to $574 per troy ounce. If the long-term costs of these materials were to increase significantly, we would, in addition to recycling materials from returned modules, attempt to reduce material usage or find substitute materials. If these efforts were not successful or if these cost increases could not be passed onto the customers of Xonon modules, then our gross margins and profitability would be reduced.

We have not yet developed Xonon systems for dual fuel turbines, which may account for a portion of our market.

We believe that a portion of new electric generation projects may require turbines powered by natural gas and an alternative liquid fuel. These turbines are known as “dual fuel.” We do not know what portion of the market dual fuel turbines may represent in the future. Xonon is in the development stage for use in dual fuel turbines, and we have not undertaken the adaptation work for any particular turbine models. The necessary adaptation work for specific turbine models may delay availability, or even be unsuccessful, which could limit our markets and adversely affect our sales.

If we are unable to protect our intellectual property, others may duplicate our technology.

We rely on a combination of patents, copyrights and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Our ability to compete effectively will depend, in part, on our ability to protect our proprietary technology, systems designs and manufacturing processes. The ability of others to use our intellectual property could allow them to duplicate the benefits of our product and reduce our competitive advantage. We do not know whether any of our pending patent applications will issue or, in the case of patents issued or to be issued, that the claims allowed are or will be sufficiently broad to protect our technology or processes. Even if all our patent applications are issued and are sufficiently broad, they may be challenged or invalidated. We could incur substantial costs in prosecuting or defending patent infringement suits. While we have attempted to safeguard and maintain our proprietary rights, we do not know whether we have been or will be completely successful in doing so.

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

The market price of our common stock is highly volatile and may decline.

The market price of our common stock is highly volatile. Factors that could cause fluctuation in our stock price may include, among other things:

•	announcements or cancellations of orders or research and development arrangements;

•	changes in financial estimates by securities analysts;

•	conditions or trends in our industry;

•	changes in the market valuations of other companies in our industry;

•	the effectiveness and commercial viability of products offered by us or our competitors;

•	the results of our research and development;

•	announcements by us or our competitors of technological innovations, new products, significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives;

•	changes in environmental regulations;

•	additions or departures of key personnel; and

•	sales of our common stock.

Many of these factors are beyond our control. These factors may cause the market price of our common stock to decline regardless of our operating performance. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons that may be unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

Because a small number of stockholders own a significant percentage of our common stock, they may exert significant influence over major corporate decisions, and our other stockholders may not be able to do so.

As of September 30, 2002, our executive officers, directors and greater than 5% stockholders controlled approximately 47% of our outstanding common stock. If these parties were to act together, they could significantly influence the election of directors and the approval of actions requiring the approval of a majority of our stockholders. The interests of our management or these investors may not always be aligned with the interests of our other stockholders.

Based on shares outstanding as of September 30, 2002, the funds managed by Morgan Stanley Private Equity and their affiliates own 19% of our outstanding common stock. The Morgan Stanley Private Equity funds also have stockholder rights, including rights to appoint directors and registration rights. As a result, Morgan Stanley Private Equity and its affiliates hold a substantial voting position in us and may be able to significantly influence our business.

Liabilities we acquired as a result of our spin-off may have a negative effect on our financial results.

We incurred additional liabilities as a result of our spin-off from Catalytica, Inc. For example, when the business of Catalytica Advanced Technologies, Inc. (“CAT”) was combined with ours, we became responsible for the liabilities of CAT. Additionally, we have obligations under the separation agreements we entered into with Catalytica, Inc., Synotex and DSM. For example, we agreed to indemnify DSM Catalytica, Inc., the successor corporation to Catalytica, Inc., for liabilities arising out of our business, the business of CAT and other liabilities of DSM Catalytica, Inc. not associated with the pharmaceuticals business it purchased from Catalytica, Inc.

We are also responsible for specified potential liabilities arising out of the distribution of our common stock by Catalytica, Inc. The nature and amount of these potential liabilities cannot be estimated. If these additional liabilities materialize, our financial results could be harmed.

ITEM	3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in have market risk. This means that a change in prevailing interest rates would cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will decline. In an effort to minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, and government and non-government debt securities. The average duration of all of our investments in 2002 and 2001 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is required.

ITEM	4. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures.    Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b)
Changes in internal controls.    There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II—OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter ended September 30, 2002.

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

Date: November 12, 2002	CATALYTICA ENERGY SYSTEMS, INC. (Registrant)

	By:	/S/ DENNIS S. RIEBE
Dennis S. Riebe Vice President of Finance and Chief Financial Officer
Signing on behalf of the Registrant and as principal financial officer

CATALYTICA ENERGY SYSTEMS, INC.

CERTIFICATIONS

I, Ricardo B. Levy, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Catalytica Energy Systems, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this quarterly report is being prepared;

(b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant ‘s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 12, 2002

By:	/s/ RICARDO B. LEVY
Name:	Ricardo B. Levy
Title:	Chief Executive Officer

I, Dennis S. Riebe, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Catalytica Energy Systems, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this quarterly report is being prepared;

(b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant ‘s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 12, 2002

By:	/s/ DENNIS S. RIEBE
Name:	Dennis S. Riebe
Title:	Chief Financial Officer