Form 10-K
period 2002-12-31
CATALYTICA ENERGY SYSTEMS INC
filed 2003-03-31
CIK 1053361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

As of March 27, 2003, there were outstanding 17,617,635 shares of the Registrant’s common stock, par value $0.001, which is the only class of common stock of the Registrant registered under Section 12(g) of the Securities Act of 1933.

As of June 30, 2002, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant (based on the last sale price for the common stock on The Nasdaq Stock Market) was $34,006,000.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2002.

CATALYTICA ENERGY SYSTEMS, INC.

Annual Report on Form 10-K

December 31, 2002

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions identify such forward-looking statements.

The forward-looking statements in this report include, but are not limited to, statements regarding our market opportunities and the growth of the market for our solutions, the applicability of our solutions to different turbine applications, statements regarding the successful development and market potential of diesel and fuel cell products, the efficiency of our solutions, the limits on current generation capacity due to environmental concerns, the cost of ultra-low emissions technology and its effects, the uniqueness of Xonon, our ability to design Xonon for different turbine models, our ability to broaden the range of uses of turbines, the timing of our testing activities and commercialization of our products, sources of our revenues, our ability to create an industry standard, our competitive advantage in the marketplace, the value of our intellectual property and effectiveness of our patent portfolio, availability and expense of resources and raw materials necessary for production and manufacturing, the level of research and development by OEMs, our commitments to joint ventures, our relations with employees, our ability to generate cash and the sufficiency of existing cash and cash equivalents, our use of earnings, our investment in research and development, our commitment to funded research programs, the impact of interest income and expense, critical accounting policies and our business strategies and plan of operations. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those discussed in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risks that Could Affect Our Financial Condition and Results of Operations.”

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no responsibility to update any of these forward-looking statements or to conform these statements to actual results.

“Xonon” is a registered trademark and “Cool Combustion,” “Catalytica Energy Systems” and the stylized Catalytica logo are trademarks of Catalytica Energy Systems, Inc.

PART I

Item 1. BUSINESS

Overview

We design, develop and manufacture advanced catalytic products for the energy and transportation industries with a focus on cost-effective solutions for improved performance and reduced emissions from combustion sources. Our proprietary technologies include the application of catalysts to combustion systems and next-generation fuel processing applications to mitigate the environmental impact of power generation and transportation systems. We are marketing our first commercial product, Xonon Cool Combustion™, a breakthrough pollution prevention technology that enables natural gas-fired turbines to achieve ultra-low emissions power production. Xonon® prevents the formation of nitrogen oxides (“NOx”), a primary contributor to air pollution, through a proprietary catalytic combustion process. We are also conducting technology development efforts related to fuel processing for fuel cells and are actively pursuing adaptation of our core Xonon technology to both mobile and stationary diesel applications.

Our Xonon Cool Combustion product is the only commercially available pollution prevention technology proven to achieve ultra-low emissions (less than 5 parts per million, or ppm) during combustion. Our Xonon system is integrated within a gas turbine, replacing the conventional flame-based combustion system with a catalytic process that combusts fuel at temperatures below the threshold at which NOx forms. This revolutionary approach to reducing emissions is a significant departure from traditional methods of achieving ultra-low NOx levels, which involve cleaning up the pollution downstream through costly, add-on exhaust cleanup systems. Through pollution prevention instead of cleanup, we believe our Xonon system offers a more efficient and cost-effective means for gas turbine operators to meet increasingly stringent Federal and State-imposed NOx regulations. A Xonon-equipped 1.4 megawatt (“MW”) Kawasaki gas turbine has been operating since November 2002 at Sonoma Developmental Center in Eldridge, California as part of a co-generation application that is providing supplemental heat and power for a 120-building campus. This installation marks the world’s first commercial operation of a catalytic combustion system in a gas turbine and a major milestone in gas turbine innovation.

Since 1999, we have been conducting a field demonstration of our Xonon Cool Combustion system at Silicon Valley Power, a municipally-owned utility site, located in Santa Clara, California. The turbine, which functions as part of the local power grid, has served alternately as a demonstration of Xonon’s performance and reliability during unattended full-load operation and as a development and test engine in support of commercial program initiatives for customers. Since initiating the field demonstration, the Xonon-equipped turbine has run for more than 15,000 hours with NOx emissions consistently below 2.5 ppm. The system has satisfied federal Environmental Protection Agency, or EPA, guidelines for an emissions control technology that is “achieved in practice” and has demonstrated emissions levels that satisfy the California and South Coast Air Quality Management District, or SCAQMD, guidelines for gas turbines. We believe that Xonon is the only gas turbine combustion system demonstrated to meet these guidelines without requiring a downstream exhaust cleanup system. Furthermore, we have successfully completed evaluations by the EPA, through its Environmental Technology Verification program, and by the California Air Resources Board, or CARB, through its technology precertification program, both of which confirmed the ultra-low emissions performance of our technology while operating on a gas turbine.

We have been working actively with gas turbine original equipment manufacturers, or OEMs, to adapt our technology as part of their stationary gas turbine product lines. We currently have collaborative commercialization agreements in place with General Electric Power Systems, or GE, and Kawasaki Gas Turbines—Americas, a division of Kawasaki Motors Corp., U.S.A., or Kawasaki. We also have development work underway with Solar Turbines, or Solar, to incorporate the Xonon system into its gas turbine line. Our development of the Xonon technology has been supported by government agencies and research institutions, including the Federal Department of Energy, or DOE, the EPA, the California Energy Commission Public Interest Energy Research program, CARB, and others.

Catalytica Energy Systems, Inc. (formerly Catalytica Combustion Systems, Inc.) was incorporated in Delaware as a subsidiary of Catalytica, Inc. in 1995. In December 2000, Catalytica Advanced Technologies, Inc., another subsidiary of Catalytica Inc., was merged into us, and the combined entity was spun out from Catalytica, Inc. as a separate, stand-alone public company.

Continued Environmental Awareness

An ongoing barrier to adding new power generation capacity is the continued public focus on environmental issues. In the United States, the Clean Air Act creates the National Ambient Air Quality Standards, or NAAQS, which are the basis for regulations that limit emissions of certain harmful pollutants such as NOx.

Today, U.S. emissions regulations generally require new installations of gas turbines to meet NOx emissions levels of 2.5 to 25 ppm depending on the location and size of the installation. We believe that the general trend is toward the lower end of this range, with all areas of the U.S. today generally requiring single-digit NOx levels for new installations of gas turbines greater than 50 MW in size. In certain areas where air quality is currently unacceptable, smaller turbines (<50 MW) are also being required to achieve single-digit NOx levels. According to the EPA, it has been estimated that 60% of the U.S. population lives in areas whose air quality is in violation of NAAQS and where the most stringent emissions requirements are being enforced.

We believe the role that environmental protection requirements have played, and may continue to play, in the permitting of new power generation capacity highlights the need for a cost-effective, widely-applicable emissions technology, like Xonon, that permits turbines to meet the most stringent existing emissions guidelines. We believe that Xonon may not only reduce the operating costs associated with complying with environmental standards, but may create additional value by enabling rapid siting and permitting of projects that otherwise may not have been possible.

Gas Turbine Technology

A gas turbine operates by compressing incoming air, combining it with fuel, often natural gas but also other hydrocarbons, and combusting the mixture. The combustion process releases the fuel’s energy, forming hot gases that power the turbine. In conventional combustion systems, a flame is used to combust the fuel. The temperature required to sustain a stable flame is significantly higher than the temperature at which the gas turbine is designed to operate, so most of the incoming air is used to cool the combustion process to the level the turbine requires. The high temperature required for a stable flame causes the nitrogen and oxygen in the air to react, forming NOx, a major contributor to air pollution. Even the most advanced flame-based combustion systems today are limited to achieving NOx levels of approximately 9 ppm for certain newer commercial systems, which are limited in application, and approximately 25 ppm for less sophisticated systems.

The Xonon Solution

Our Xonon system combusts the fuel in a gas turbine using a different principle. Instead of heating the fuel-air mixture in a flame until it is hot enough to burn, Xonon passes this mixture over a chemical catalyst that allows the combustion reaction to take place at much lower temperatures. A portion of the fuel is combusted in the catalyst. The remaining fuel is combusted downstream of the catalyst in a homogeneous reaction, also at a temperature low enough to prevent formation of significant amounts of NOx. The resulting concentration of NOx in the gas turbine exhaust will be in the range of 1 to 5 ppm and below 3 ppm in most gas turbines built today. Importantly, our flameless catalytic combustion approach provides the same amount of output energy as flame-based combustion systems while achieving ultra-low NOx emissions without add-on exhaust cleanup systems.

Our Strategy

We are focused on bringing the benefits of Xonon Cool Combustion to the power generation market through our strategic relationships with leading gas turbine manufacturers. To gain market share and penetrate new markets, OEMs seek to differentiate their products with technological advances that benefit their customers. The ultra-low emissions capabilities and economic benefits offered by Xonon-equipped gas turbines could greatly enhance an OEM’s product line and offer significant competitive advantages.

For each turbine model that an OEM agrees to pursue, we design a catalytic Xonon module, the key component of the Xonon system, to be incorporated into the design of the turbine combustion system. We then manufacture the custom-designed Xonon modules and sell them to the OEM to incorporate as an integral part of its product. At present, our Xonon modules have a guaranteed life of 8,000 hours (equivalent to approximately one year of continuous operation), and are designed to be replaced during regularly scheduled maintenance over the 15- to 20-year life of the turbine. We expect to derive revenue from the sale of both new and replacement Xonon modules.

Development and Commercialization

Our initial product offerings target the small gas turbine sector, which includes turbines that generate between 1 and approximately 15 MW of power. Turbines in this sector serve industrial, commercial and institutional loads in power only and combined heat and power, or cogeneration, applications and can help meet power requirements during periods of peak demand at base-load power facilities. Small gas turbines are also used in the pipeline industry to transport oil and gas. Distributed generation applications, or turbines located at or near the point of use, can enhance power quality and reliability while avoiding the need to expand transmission and distribution capacity.

We believe that the distributed generation concept has the potential to address a number of ongoing problems in the power industry, including limitations in the bulk power transmission grids, environmental and community opposition surrounding the construction of new power lines, concerns about the vulnerability of the power infrastructure, and the need for high quality, reliable power.

We believe there is a growing market opportunity in constrained transmission pockets in certain areas of the U.S., whereby installations of small and medium-sized distributed power units, such as Xonon-equipped gas turbines, can serve to alleviate bottlenecks. The Los Angeles basin and certain areas of New York are examples of regions that we believe could benefit from such a solution.

We are currently engaged with leading gas turbine manufacturers in adapting and marketing Xonon for the following gas turbines within the 1 to 15 MW size range:

Kawasaki M1A-13X (1.4 MW) – In December 2000, we entered into a collaborative commercialization agreement whereby Kawasaki could market and sell our Xonon Cool Combustion system as part of a generator package comprised of a 1.4 MW Kawasaki gas turbine. Kawasaki is currently accepting commercial orders for this generator package. We shipped our first commercial Xonon modules to Kawasaki in the third quarter of 2001 for a distributed generation project at a United States government healthcare facility in Massachusetts. These units were originally intended to be installed in late 2001, but the project was subsequently cancelled for reasons unrelated to either the Xonon technology or the economics of the project. The first commercial Xonon-equipped M1A-13X gas turbine entered operation at Sonoma Developmental Center in Eldridge, California in November 2002. This unit is operating as part of a co-generation system, which is providing supplemental heat and power for a 120-building campus. We and Kawasaki are working on additional projects for the Xonon-equipped M1A-13X which could enter service by late spring 2003.

As part of our joint marketing and sales strategy, we and Kawasaki continue to pursue initiatives to expand the penetration of Xonon-equipped gas turbines in the market. In February 2002, Kawasaki successfully petitioned the California Public Utilities Commission to expand qualification for self-generation financial incentives to include generating technologies up to 1.5 MW. As a result, California power projects considering installation of the Xonon-equipped M1A-13X may now qualify for a subsidy of up to 30 percent of project costs. Additionally, Kawasaki entered into a distribution agreement with Cummins Power Generation in December 2002, whereby Cummins will market, sell and service Kawasaki generator sets and power systems. This agreement creates an additional distribution channel for Xonon-equipped Kawasaki products.

GE10 (10 MW) – In May 2000, Alliance Power Inc. entered into a preliminary agreement with GE for the purchase of up to six 10 MW GE10 gas turbines equipped with the Xonon Cool Combustion system. Since that time, we and GE have pursued adaptation of Xonon for the GE10 under a collaborative commercialization agreement. System engineering and testing activities are underway in support of commercializing the Xonon-equipped GE10. We expect that successful completion of pre-launch test activities currently underway will lead to a full-scale engine test in the summer of 2003, a key milestone in our joint commercialization plan. Within the past two years, Alliance Power has completed three GE10 projects in Southern California. Each of these projects included four GE10 gas turbines, which were originally slated to include our Xonon technology. Because application engineering was not completed in time, conventional exhaust gas cleanup systems were used as the emissions control alternative. Alliance Power has informed us that they believe there are several additional opportunities similar to these for Xonon-based distributed generation projects using the GE10, in California and elsewhere.

Taurus 70 (7 MW) – In October 2001, we entered into an agreement with Solar for the development and adaptation of the Xonon Cool Combustion system to Solar’s Taurus 70 gas turbine. The scope of our work in this joint development effort, which commenced in the first quarter of 2002, includes the design of supplementary combustor components in addition to the Xonon module for the catalytic combustion system. In support of the ongoing program objectives, we delivered the first Xonon test module to Solar in December 2002 in preparation for initial testing in 2003.

Multi-combustor development (<15 MW) – In September 2001, the California Energy Commission, or CEC, granted us an award to help fund application of the Xonon Cool Combustion system to a small, multi-combustor gas turbine. The development effort for this program commenced in the first quarter of 2002. We have since completed the technology development phase and are assessing ongoing plans for the program.

We also believe that Xonon combustion systems can be applied to larger gas turbine sizes. Larger gas turbines are used by public utilities and wholesale generating companies in base-load power generating facilities, as well as for meeting power requirements during periods of peak demand and in energy intensive industrial facilities for power generation and cogeneration. OEMs who manufacture gas turbines greater than 15 MW include Alstom Power, GE, Mitsubishi Heavy Industries, Pratt & Whitney Canada and Siemens Westinghouse.

We have performed initial development work and testing of Xonon for large gas turbines. Preliminary tests conducted with GE and another large gas turbine manufacturer have confirmed Xonon’s ability to reduce NOx to ultra-low levels in the high temperature and high pressure operating conditions of a large, industrial-type gas turbine.

As a result of the weak economic environment and challenging market conditions in the gas turbine industry, particularly for large gas turbines, our current focus is to complete commercial deployment of Xonon on small gas turbines. Consequently, we do not expect Xonon modules for large gas turbines to comprise a significant portion of our revenue in the near-term.

We spent $11,277,000, $14,622,000 and $14,229,000 on research and development and received revenue funding of research programs totaling $5,487,000, $5,523,000 and $4,795,000 during the years ended December 31, 2000, 2001 and 2002, respectively.

Competition

We expect Xonon-equipped gas turbines to compete with turbines outfitted with current emissions reduction technologies, including advanced flame-based combustion systems and exhaust cleanup systems. Advanced flame-based combustion systems are manufactured and provided by gas turbine OEMs as part of their turbine product line. These gas turbine OEMs also represent the potential customer base for our Xonon modules, and we expect to rely upon them to distribute Xonon-equipped turbines to end-users. While even the most effective of these systems have been unable to achieve today’s required ultra-low emissions levels without add-on exhaust cleanup systems, we expect that OEMs will continue to develop technologies that may compete with ours.

Third parties, including Cormatech, Engelhard, EmeraChem, Mitsubishi and Siemens, manufacture conventional exhaust cleanup systems. End-users generally purchase these systems directly from the manufacturers, through packagers, or from vendors of heat recovery steam generation equipment. Gas turbine OEMs generally do not function as intermediaries in these transactions and do not receive any economic value from the sale of exhaust cleanup systems.

The deployment of exhaust cleanup systems involves the combination of a gas turbine equipped with an advanced flame-based combustion system and the addition of downstream cleanup equipment, which is fitted onto the turbine to clean the exhaust. While cleanup systems have been proven to reduce NOx to ultra-low levels in most gas turbine applications, they add considerably to the square footage of the power generating facility, and can be costly to install and operate. For most downstream cleanup systems, other drawbacks may include a negative impact on turbine efficiency and the use of toxic substances, such as ammonia, to clean up the pollution after it has formed. These hazardous materials are often perceived by the public to create incremental health and safety risks in surrounding communities, resulting in local opposition to power projects and consequent increased cost.

Through pollution prevention instead of cleanup, we believe our Xonon Cool Combustion system presents a more practical and cost-effective approach to reducing NOx to ultra-low levels in the form of a compact system integrated within the gas turbine itself. The installation of a Xonon-equipped turbine offers power producers an environmentally friendly, one-step approach to reducing NOx that requires no additional labor or space. Xonon can be widely applied and requires no toxic chemicals. As a result, we believe Xonon could ease the challenges associated with siting, permitting, and operating new power sources, enabling broader deployment of gas turbines in densely populated areas.

Over time, the Xonon combustion system may also face competition from new entrants to the market for emissions reduction. New entrants may eventually develop competing technologies, catalytic or otherwise, that also achieve ultra-low emissions on a cost-effective basis. We are aware of other companies pursuing the development of ultra-low NOx technologies with gas turbine OEMs, including Precision Combustion, Inc., ALZETA Corporation and Cheng Power Systems.

We believe that our Xonon system has a competitive advantage over competing emissions control alternatives as a result of our unique pollution prevention approach, which has been proven to reduce NOx emissions to ultra-low levels. Relative to other ultra-low NOx technologies in development, we believe we have a significant first mover advantage in that we are offering a commercially available product, which has been proven in commercial installations. Further, we believe that our significant investment in the technology, combined with our established OEM relationships and substantial intellectual property base will continue to yield an advantage over new entrants to the market.

New Technology Development

Challenging market conditions in the gas turbine industry over the past two years have prompted us to intensify our focus on product diversification. As a result, in addition to expanding the commercial availability and adoption of our Xonon Cool Combustion system in gas turbine power applications, we are pursuing new product development efforts for emerging markets in other combustion-related applications that leverage our core Xonon catalyst technology.

In an ongoing effort to preserve air quality, initiatives to reduce emissions from transportation applications are gaining momentum on both the State and Federal level. We are focused on delivering innovative, cost-effective solutions to help meet these objectives.

Fuel Processing for Vehicular Fuel Cell Applications

In 2001, we were selected by the DOE for an $11,658,000 cost-shared contract to help fund the development of a compact fuel processor capable of operating on multiple fuels for use with fuel cells in transportation applications. The 48-month development effort commenced in October 2001 in association with the National Fuel Cell Research Center, whom we have engaged as a sub-contractor. The objective of this development program is to deliver a compact fuel-flexible fuel processor prototype to be used with Proton Exchange Membrane, or PEM, fuel cells in an automotive application. The availability of a cost-effective, compact system that can convert conventional fuels, such as gasoline, to hydrogen to power fuel cells remains one of the barriers to widespread commercialization of fuel cell use in automobiles.

Diesel NOx Reduction

We are also pursuing the application of our core Xonon technology for NOx reduction in diesel engines.

In 2001, we commenced development of a prototype diesel fuel processor designed to enable medium and heavy-duty diesel trucks to meet stringent EPA emissions requirements which will be phased in between 2007 and 2010. Our system is designed to significantly improve NOx storage and release, or NOx trap, technology. While current NOx trap technology has been proven to reduce NOx emissions in diesel engines, certain operating constraints persist, including significant performance limitations and a negative impact on fuel economy. We believe that the use of our technology will solve these issues by enabling enhanced regeneration of NOx traps for improved performance and fuel efficiency. The technical objective of this combined system is to reduce NOx by 90 to 95%. In December 2002, we completed the assembly of two prototype diesel fuel processors. An agreement is in place to conduct an on-engine demonstration of our technology with a major diesel engine manufacturer in 2003.

We are also exploring the technical potential for a retrofit application of our diesel technology. The retrofit market is driven by an emerging need to reduce NOx emissions from diesels in urban areas with poor air quality and could include mobile, stationary and off-road diesels. We plan to further test the feasibility of our technology for such an application in 2003.

Manufacturing

In October 2002, we brought on-line a new commercial manufacturing facility in Gilbert, Arizona to manufacture both prototype and production Xonon modules. We have sufficient capacity in this facility to build both development and production Xonon modules to satisfy our needs for the foreseeable future. We plan to retain all proprietary manufacturing within our facilities and to outsource the manufacturing of non-critical components to third party suppliers.

We expect the Xonon modules to be returned to us at the end of their useful life. We expect to reclaim, reuse or recycle most components of the module, particularly the precious metals palladium and platinum, in order to reduce our costs and protect ourselves against the volatility of precious metal prices.

In the fourth quarter of 1999, we earned ISO 9001 Registration from Underwriters Laboratories, Inc. for the design and manufacture of Xonon modules at our Mountain View, California facility. We also earned IS0 9001 Registration for our new Gilbert, Arizona manufacturing operations in the fourth quarter of 2002.

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

We use patents as the primary means of protecting our technological advances and innovations. We have adopted a proactive approach to identifying patentable inventions and securing patent protection through the timely filing and aggressive prosecution of patent applications. Our employees participate in a comprehensive invention disclosure program involving preparation of written invention memoranda and preservation of supporting laboratory records. Patent applications are filed in various jurisdictions internationally, which are carefully chosen based on the likely value and enforceability of intellectual property rights in those jurisdictions and to strategically reflect our anticipated major markets.

As of the date of this filing, we either owned (exclusively or jointly), held exclusive license rights from third parties for, or held license rights from affiliates for 25 U.S. patents and 12 pending applications and the international counterparts associated with them. These patents and pending applications cover technologies related to our proprietary Xonon Cool Combustion technology which encompasses system designs, catalyst compositions, new materials, manufacturing processes, operating techniques, methods of control, combustor components and combustor system designs. Additionally, three of these pending applications cover our NOx control strategies for application to diesel engines.

We actively monitor our patent position, technical developments and market activities of our competitors. We believe that our growing patent portfolio, especially when coupled with a strong enforcement program, can provide us with a significant advantage over our competitors. We plan to vigorously defend our intellectual property.

Portions of our know-how are also protected as trade secrets and supported through contractual agreements with our employees, suppliers, partners and customers. We aggressively protect our intellectual property rights in our collaboration agreements with a view to capturing maximum value from our products in our markets and ensuring a competitive advantage.

Human Resources

As of December 31, 2002, we employed 85 persons. In February 2003, we eliminated 14 positions in an ongoing effort to reduce our administrative costs. None of our employees is represented by a labor union. We believe our relations with our employees are good.

Item 2. PROPERTIES

Our research and development facility, consisting of four leased buildings covering approximately 85,000 square feet, is located in Mountain View, California. Our lease expires on December 31, 2003, with a five-year option for renewal. We currently sublease approximately 28,000 square feet at this site. Management is exploring various alternatives regarding this space including extending the lease term on a portion of the 85,000 square feet currently occupied.

In the fourth quarter of 2001, we expanded our manufacturing operations and relocated certain administrative functions to a new facility in Gilbert, Arizona under a lease of approximately 43,000 square feet. In March 2002, we purchased this building. We currently sublease approximately 2,000 square feet of this building.

We lease from the City of Santa Clara, California a site which houses the field demonstration module of our Xonon Cool Combustion system. The lease of this space at Silicon Valley Power expires on February 28, 2004.

We lease an additional 5,300 square foot facility in Scottsdale, Arizona, which is entirely subleased. This lease expires in August 2003.

We believe that our existing facilities are adequate for our present needs.

Item 3.	LEGAL PROCEEDINGS

Although we may be subject to litigation from time to time in the ordinary course of our business, we are not currently a party to any material legal proceeding.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Common Stock

Catalytica Energy Systems, Inc. common stock is listed on the Nasdaq National Market under the symbol “CESI.” The following table sets forth high and low trading prices per share for our common stock as quoted on the Nasdaq National Market during each quarter of 2001 and 2002. Such prices represent inter-dealer prices and do not include retail mark-ups or mark-downs or commissions and may not represent actual transactions.

	Quarter ended March 31, 2001	Quarter ended June 30, 2001	Quarter ended September 30, 2001	Quarter ended December 31, 2001
Common stock price per share:
High	$20.94	$24.00	$20.57	$9.15
Low	12.13	14.35	5.40	4.00

	Quarter ended March 31, 2002	Quarter ended June 30, 2002	Quarter ended September 30, 2002	Quarter ended December 31, 2002
Common stock price per share:
High	$5.35	$3.99	$3.76	$3.50
Low	3.25	2.90	2.31	2.40

As of March 26, 2003, there were 779 holders of record of our common stock, as shown on the records of our transfer agent. The number of record holders does not include shares held in “street name” through brokers.

Dividend Policy

We have never paid cash dividends on our common stock or any other securities. We anticipate that we will retain any future earnings for use in the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

Shareholder Rights Plan

On January 29, 2002, our Board of Directors adopted a Shareholder Rights Plan. Under the plan, we distributed Preferred Stock Purchase Rights as a dividend at the rate of one Right for each share of our common stock held by stockholders of record on February 20, 2002 (the “Record Date”). The Board of Directors also authorized the issuance of Rights for each share of common stock issued after the Record Date, until the occurrence of certain specified events. The Shareholder Rights Plan was adopted to provide protection to stockholders in the event of an unsolicited attempt to acquire us. Each Right will entitle the registered holder to purchase from us one one-thousandth of a share of Series A Participating Preferred stock at an exercise price of $45, subject to adjustment. We have authorized 5,000,000 shares of Series A preferred stock for issuance pursuant to this plan.

The Rights are not exercisable until triggered by certain conditions including the acquisition of beneficial ownership of 15% of our common stock. However, Morgan Stanley Capital Partners III, L.P., and its affiliates may acquire up to 21.5% of our common stock without triggering the Rights. If the Rights are triggered then each holder of a Right which has not been exercised (other than Rights beneficially owned by the Acquiring Person) will have the right to receive, upon exercise, voting Common Shares having a value equal to two times the Purchase Price.

We are entitled to redeem the Rights, for $0.001 per Right, at the discretion of our Board of Directors, until certain specified times. We may also require the exchange of Rights, under certain additional circumstances. We also have the ability to amend the Rights, subject to certain limitations.

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Plans approved by stockholders:
1995 Stock Option Plan	1,965,609	$8.68	2,514,452
2000 Employee Stock Purchase Plan	—		1,390,439

Total	1,965,609		3,904,891

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table contains selected consolidated financial data as of and for each of the five years ended December 31, 1998, 1999, 2000, 2001 and 2002 that were derived from our consolidated financial statements, which were audited by Ernst & Young LLP, independent auditors. The selected consolidated financial data are qualified by reference to, and should be read in conjunction with, our financial statements and the notes to those consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations. No cash dividends were declared in any of the years presented.

	Years ended December 31,
	1998	1999	2000	2001	2002
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Research and development contracts	$6,279	$3,053	$5,487	$5,523	$4,795

Expenses:
Research and development	9,313	9,627	11,277	14,622	14,229
Selling, general and administrative	1,269	3,536	5,356	7,017	9,654
Spin-off and related transaction costs	—	—	5,304	—	—
Legal settlements	—	1,250	—	3,250	—

Total expenses	10,582	14,413	21,937	24,889	23,883

Operating loss	(4,303)	(11,360)	(16,450)	(19,366)	(19,088)
Loss on equity investments	(3,826)	(1,133)	(236)	(707)	—
Impairment charge to implied goodwill of an equity investment	—	—	—	(2,145)	—
Interest income	1,409	1,041	886	2,672	1,405
Interest expense	(177)	(278)	(110)	(43)	(191)

Net loss	$(6,897)	$(11,730)	$(15,910)	$(19,589)	$(17,874)

Basic and diluted net loss per share (1)			$(15.91)	$(1.33)	$(1.02)

Weighted average shares used in computing basic and diluted net loss per share (1)			1,000	14,747	17,529

Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$22,847	$16,032	$58,712	$87,647	$66,770

Total assets	$28,520	$19,840	$67,772	$95,140	$77,021

Long-term debt and capital lease obligations	$56	$—	$244	$123	$3,250

Note payable to Catalytica, Inc.	$730	$730	$—	$—	$—

Total liabilities	$4,383	$7,288	$10,302	$8,418	$7,841

Total stockholders’ equity	$24,137	$12,552	$57,470	$86,722	$69,180

(1)	Because we did not have a formal capital structure until December 2000, loss per share information prior to that date has not been presented.

The following table contains selected consolidated quarterly statements of operations data that were derived from our unaudited financial statements for each of the eight quarters ended December 31, 2002. We believe these unaudited financial results were prepared on a basis consistent with our audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our consolidated results of operations for those periods. The results of operations for any quarter are not necessarily indicative of the results of any future period.

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2001	2002	2001	2002	2001	2002	2001	2002
Research and development revenues	$1,446	$649	$2,212	$1,123	$1,177	$1,497	$688	$1,526
Total expenses	5,836	6,250	5,453	6,759	7,465	5,673	6,135	5,201

Operating loss	$(4,390)	$(5,601)	$(3,241)	$(5,636)	$(6,288)	$(4,176)	$(5,447)	$(3,675)

Net loss	$(3,725)	$(5,220)	$(2,871)	$(5,317)	$(5,860)	$(3,896)	$(7,133)	$(3,441)

Basic and diluted net loss per share	$(0.29)	$(0.30)	$(0.22)	$(0.30)	$(0.37)	$(0.22)	$(0.41)	$(0.20)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. The words “expects,” “anticipates,” “believes,” “intends,” “will” and similar expressions identify forward-looking statements, which are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in “Risks That Could Affect Our Financial Condition and Results of Operations” and elsewhere in this Form 10-K.

Overview

Catalytica Energy Systems, Inc. (“Catalytica Energy,” “the Company” or “we”) designs, develops and manufactures advanced catalytic products for the energy and transportation industries with a focus on cost-effective solutions for improved performance and reduced emissions from combustion sources. We operated as part of Catalytica, Inc.’s research and development activities from inception through the date of our incorporation as a separate entity. In 1995, Catalytica Energy (formerly Catalytica Combustion Systems, Inc.) was incorporated as a subsidiary of Catalytica, Inc. Catalytica Advanced Technologies, Inc. (“CAT”) was incorporated in 1995 as a subsidiary of Catalytica, Inc. to conduct in-house and contract research and development. In December 2000, CAT was merged into Catalytica Energy and the combined entity was spun-out from Catalytica, Inc. as a separate, stand-alone public company.

Our proprietary technologies include the application of catalysts to combustion systems and next-generation fuel processing applications to mitigate the environmental impact of power generation and transportation systems. We are marketing our first commercial product, Xonon Cool Combustion™, a pollution prevention technology that enables natural gas-fired turbines to achieve ultra-low emissions power production. Xonon® prevents the formation of nitrogen oxides (“NOx”), a primary contributor to smog, through a proprietary catalytic combustion process. We are also conducting technology development efforts related to fuel processing for fuel cells, and are actively pursuing adaptation of our core Xonon technology to both mobile and stationary diesel applications.

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

Most of our research and development contracts are subject to periodic review by the funding partner, which may result in modifications, termination of funding or schedule delays. We cannot ensure that we will continue to receive research and development funding. In return for funding development, collaborative partners may receive certain rights in the commercialization of any resulting technology, including royalty payments on future sales (see “Other Commitments”). We expect to continue to pursue funded research programs. However, these may not be a continual source of revenue. Due to the nature of our operating history, period comparisons of revenue are not necessarily meaningful and should not be relied upon as indications of future performance.

Results of Operations

Comparison of the years ended December 31, 2000, 2001 and 2002.

REVENUE

	For the year ended December 31,			Annual % Change
	2000	2001	2002	2001/2000	2002/2001
	(in thousands)
Total revenue	$5,487	$5,523	$4,795	1%	(13)%

Revenue primarily consists of research and development contracts funded by gas turbine manufacturers, government sources or research institutions, the timing of which may vary from period to period based on the terms agreed upon by us and the funding party.

Revenue declined $728,000 or 13% during the year ended December 31, 2002 compared to 2001 primarily as a result of a reduction in funding from a gas turbine manufacturer of $1,950,000. During 2002, revenue from programs to apply Xonon technology to the manufacturer’s gas turbine engines was reduced as the engine development stage was completed and final preparations began for prototype testing. Partially offsetting this decline was an increase in funding of $1,388,000 from the U.S. Department of Energy under a multi-year program to develop fuel processors for use with fuel cells in transportation applications.

Revenue remained relatively flat for the year ended December 31, 2001 compared to 2000. Revenue of funded external research related to CAT decreased, as anticipated, due to its merger with us and the subsequent elimination of most of CAT’s efforts. This decrease was offset by increased research funding of Xonon efforts through the U.S. Department of Energy.

We expect that revenue during the year ending December 31, 2003 will be less than that during 2002 due to reduced availability of funding from governmental agencies and OEM partners as a result of the weak economic environment and challenging market conditions in the gas turbine industry.

COSTS AND EXPENSES

	For the year ended December 31,			Annual % Change
	2000	2001	2002	2001/2000	2002/2001
	(in thousands)
Research and development (including allocated costs from Catalytica, Inc. of $1,678 for the year ended December 31, 2000)	$11,277	$14,622	$14,229	30%	(3)%
Selling, general and administrative (including allocated costs from Catalytica, Inc. of $875 for the year ended December 31, 2000)	5,356	7,017	9,654	31%	38%
Spin-off and related transaction costs	5,304	—	—
Legal settlements	—	3,250	—

Research and Development Expenses (“R&D”) includes compensation, benefits and related costs for engineering and manufacturing staff, fees for contract engineers, materials to build prototype units, amounts paid to outside suppliers for subcontracted components and services, supplies used and allocated facilities and information technology costs. Prior to December 15, 2000, R&D included allocated charges by Catalytica, Inc. for various costs paid by Catalytica, Inc. on our behalf, including facilities, information technology, technical analysis, legal and other expenses. Charges for those services had been allocated based upon square footage, usage, headcount an other methods that management believes to be reasonable. We expense all R&D costs as incurred.

R&D declined $393,000 or 3% during the year ended December 31, 2002 compared to 2001 due to a reduction in consulting, contracted research and temporary labor as more of these functions were assumed internally.

For the year ended December 31, 2001, R&D increased $3,345,000 or 30% compared to 2000. This increase includes $1,446,000 related to increased R&D staffing, $469,000 of additional material costs incurred to accelerate the development of Xonon technology and $230,000 related to the production of development units.

In December 1999, we agreed to advance cash to a large power plant developer in order to accelerate the development of Xonon Cool Combustion applications for gas turbines. In exchange, the developer obligated itself to repay any advances at the end of nine months in either cash or turbine credits at its option. The turbine credits entitle the holder to a dollar-for-dollar credit on the purchase of certain turbines that specify the use of our Xonon system. Because the developer could gain the right to use the turbine credits to settle the advances and because we were unable to reasonably estimate the amount we would ultimately realize if the developer used turbine credits to settle the advances, we recorded a $1,200,000 provision, which was equal to the amount advanced by us to the developer at

December 31, 1999. In March 2000, the agreement was amended and the developer reimbursed us in cash for the previous advance. Accordingly, $1,200,000 was recorded in the first quarter of 2000 as a reduction of R&D.

We expect that R&D will decline during the year ending December 31, 2003 compared to that during 2002 due to a reduction in spending on funded research projects. However, we will continue to focus our research efforts on those programs which we believe may result in commercial product opportunities.

Selling, General and Administrative Expenses (“SG&A”) includes compensation, benefits and related costs of corporate functions, which include management, business development, marketing, human resources, sales and finance, and un-allocated facilities and information technology costs. Prior to December 15, 2000, SG&A included allocated charges by Catalytica, Inc. for various costs paid by Catalytica, Inc. on our behalf, including facilities, information technology, finance, legal, human resources, pension and other expenses. Charges for those services had been allocated based upon square footage, usage, headcount and other methods that management believes to be reasonable.

SG&A increased $2,637,000 or 38% during the year ended December 31, 2002 compared to 2001. Included in SG&A during 2002 was a charge of $450,000 related to an April 2002 settlement agreement with Woodward Governor Company (“WGC”) with respect to the GENXON Membership Transfer and Settlement Agreement the parties had originally entered into in December 2001 (see “Other Commitments”). Salaries increased $838,000 during 2002 as a result of new positions in marketing, legal, finance and administration.

In September 2001, the Company received refunds of investment banking fees totaling $875,000 incurred in conjunction with the December 2000 spin-off transaction from Catalytica, Inc. These refunds became payable upon the completion of a follow-on public offering in August 2001. The refunds of $875,000 were recorded as a reduction of SG&A during the twelve months ended December 31, 2001. SG&A during 2001 was also reduced by rent payments of $641,000 from sub-tenant contracts which terminated prior to 2002.

SG&A increased $1,661,000 or 31% during the twelve months ended December 31, 2001 compared to the same period of 2000. This increase primarily resulted from additional marketing, finance and administration costs related to the commercialization of Xonon, expansion of our new Arizona facility and operating as a stand-alone company in 2001. Additional costs incurred during 2001 included $365,000 in severance associated with the resignation of two officers, $209,000 associated with the discontinuation of NovoTec’s operations and $359,000 of restructuring costs.

We expect that SG&A will decline during the year ending December 31, 2003 compared to that during 2002 due to the non-recurrence of the $450,000 WGC settlement and continued efforts to streamline operations. However, due to severance costs associated with the elimination 14 positions in February 2003, we anticipate that SG&A during the first half of 2003 will be higher than that during the second half of 2003.

Spin-off and Related Transaction Costs. During the twelve months ended December 31, 2000, we incurred $5,304,000 of expenses associated with our spin-off from Catalytica, Inc. on December 15, 2000. In the third quarter of 2001, a related credit of $875,000, negotiated pursuant to an agreement with our investment bankers to provide service for our follow-on offering, was recorded as a reduction of SG&A costs.

Legal Settlements. On August 14, 2000, the City of Glendale, California filed a complaint against us, Catalytica, Inc. and GENXON Power Systems, LLC (“GENXON”), then a 50/50 joint venture between us and WGC, asserting claims for breach of contract, breach of the covenants of good faith and fair dealing, fraud and negligent misrepresentation arising out of defendants’ termination of the September 16, 1996, Technical Services Agreement between the City of Glendale and Catalytica, Inc. Defendants filed a cross-complaint on June 1, 2001 for a declaratory judgment.

On March 22, 2002, the parties entered into a settlement agreement with respect to this litigation. Under the terms of the settlement agreement, we paid the City of Glendale $3,000,000 in April 2002, and all parties dismissed and released all claims arising out of the Technical Services Agreement and/or relating to the claims asserted in the City of Glendale’s complaint and the cross-complaint. Based on an agreement between WGC and us entered into effective December 2001 (i.e., the GENXON Membership Transfer and Settlement Agreement), we believed that WGC would reimburse us for 50% of the settlement amount, or $1,500,000. As of December 31, 2001, a reserve of $1,500,000 had been established to account for our net settlement payment resulting from a provision of $1,250,000 recorded in 1999 and an additional provision of $250,000 recorded in the fourth quarter of 2001. In March 2002, WGC disputed the amount owed to us as reimbursement of the settlement payment to the City of Glendale. In April 2002, we and WGC entered into a settlement and release of claims (the “Settlement Agreement”) with respect to the GENXON Membership Transfer and Settlement Agreement we had entered into in December 2001.

In accordance with the Settlement Agreement, WGC paid us $1,500,000 in April 2002 as reimbursement of its portion of our settlement payment to the City of Glendale. In return, we agreed to the amendment of certain provisions of the Control Patent Assignment and Cross License Agreement (“Patent Assignment Agreement”) entered into between Catalytica Energy and WGC on December 19, 2001 and to the payment of certain amounts to WGC. The amendments to the Patent Assignment Agreement increased the royalties owed by us to WGC by $250,000 and required $50,000 of these royalties to be guaranteed and paid in advance. In accordance with the Settlement Agreement, we paid WGC $250,000 in April 2002, which was a $50,000 prepayment of royalties under the Patent Assignment Agreement as well as a prepayment of $200,000 of nonrefundable control technology license fees for our first four $50,000 sublicenses of the WGC control technology licensed to us. We paid WGC $100,000 in January 2003 and owe WGC an additional $100,000 of guaranteed royalties, evidenced by a non-interest bearing promissory note which is due and payable in January 2004 if such amount has not previously been paid in accordance with the terms of the Patent Assignment Agreement.

In September 2001, the Company agreed to a $3,000,000 cash settlement with AGC Manufacturing Services, Inc. and AGC Project Development, Inc. (collectively referred to as “AGC”) in connection with a demand for arbitration filed by AGC with respect to a contract dispute. Terms of the cash settlement require payments by the Company to AGC over a 22-month period commencing September 2001. During the three months ended September 30, 2001, an expense of $3,000,000 was recorded for the full amount of the settlement. Through December 31, 2002, the Company had paid $2,500,000 of the settlement to AGC and the remaining $500,000 had been recorded as an accrued liability.

EQUITY INVESTMENTS

	For the year ended December 31,
	2000	2001	2002
	(in thousands)
Loss on equity investments	$236	$707	$—
Impairment charge to implied goodwill of an equity investment	—	2,145	—

NovoDynamics. In March 2001, we entered into agreements to invest $2,258,000 in NovoDynamics, Inc. (“NovoDynamics”), a company engaged in the development of data mining, informatics discovery and high throughput synthesis and testing technologies. This amount consisted of an advance of $1,800,000 in cash, forgiveness of an advance of $200,000 made to a company affiliated with NovoDynamics (NonLinear Dynamics, Inc.), and contribution of $258,000 in assets of a wholly owned subsidiary of Catalytica Energy (Catalytica NovoTec, Inc.). During 2001, we owned shares of Series A voting preferred stock representing approximately 38% of NovoDynamics’ outstanding equity. We recorded the investment in NovoDynamics at our actual cost and, during the period from March 2001 through December 2001, recorded our pro-rata share of losses totaling $613,000 under the equity method of accounting.

Additionally, in March 2001, we agreed to loan NovoDynamics up to $1,500,000 if certain milestones were met. On December 31, 2001, we committed to loan $500,000 of the $1,500,000 to NovoDynamics, which was funded in January 2002. As of December 31, 2001, we recorded a note payable for the $500,000 and a note receivable of $500,000 on our balance sheet. Because repayment of the note was not certain at the time it was made, an allowance of $500,000 was recorded against the loan and this amount was charged as impairment to implied goodwill of an equity investment on December 31, 2001. As of March 2003, our obligation to loan NovoDynamics additional funds under this agreement will terminate, and we do not expect to advance additional funds to NovoDynamics prior to that date.

On December 31, 2001, we determined impairment in the carrying value of the equity investment in NovoDynamics had occurred which was other than temporary based on NovoDynamics’ financial history and projected future losses. At that time, we determined the estimated fair value of the investment in NovoDynamics was zero and wrote off the net investment amount of $1,645,000 as impairment to implied goodwill of an equity investment. At that time, we discontinued applying the equity method of accounting because the net investment was zero. Therefore, no loss related to the equity investment in NovoDynamics was recorded during the twelve months ended December 31, 2002. At December 31, 2002, we owned approximately 34% of NovoDynamics’ outstanding equity.

GENXON. GENXON was formed in October 1996 as a 50/50 joint venture between Catalytica Energy and WGC to develop the potential market for upgrading out-of-warranty turbines with new systems to improve emissions and operating performance. In December 2001, we purchased WGC’s equity interest in GENXON for $10,000, making us the sole equity owner of GENXON. As part of the GENXON purchase agreement, we obtained a commitment from WGC to pay 50% of the first $3,000,000 and 30% of any amount above $3,000,000 of any settlement or judgment in the then pending City of Glendale, California lawsuit against Catalytica Energy, Catalytica, Inc. and GENXON, except for damages specified to have been awarded due to fraud or misrepresentation by Catalytica, Inc. or us. Also in December 2001, we entered into an agreement with WGC which assigned a patent held by WGC to us in exchange for royalty and license arrangements between WGC and us (see “—Legal Settlements”).

We recorded the investment in GENXON under the equity method of accounting from inception through December 2001. During the twelve months ended December 31, 2000 and 2001, we recorded losses totaling $236,000 and $94,000, respectively, related to the equity investment in GENXON. The financial statements of Catalytica Energy and GENXON were consolidated in December 2001 and, therefore, the results of operations of GENXON are included in our consolidated financial statements in 2002.

Süd-Chemie Catalytica, L.L.C. In 1998, CAT, which was merged into the Company in December 2000, formed a joint venture with United Catalysts, Inc., a division of Süd-Chemie Group, to form Süd-Chemie Catalytica, L.L.C. The operating assets of Süd-Chemie Catalytica, L.L.C. were sold to a third party in April 2002. No losses were recorded by CAT or us in 2000, 2001 or 2002 related to the investment in Süd-Chemie Catalytica, L.L.C. because we had recorded our share of losses to the extent of our capital contribution of $151,000 in 1998. The operating agreement for this joint venture does not require any further capital contributions by us beyond our initial investment of $151,000. We do not expect to incur further losses, as we do not intend to make any additional capital contributions.

INTEREST INCOME

	For the year ended December 31,
	2000	2001	2002
	(in thousands)
Interest income	$886	$2,672	$1,405

Our interest income consists of interest earned on cash, cash equivalents and short-term investments. All interest income is generated from money market and short-term investments. Interest income during the twelve months ended December 31, 2001 was significantly higher than that during the twelve months ended December 31, 2000 due to higher average cash and investments balances resulting primarily from a $50,000,000 cash investment by Catalytica, Inc. in December 2000. Additionally, in August 2001, we completed a follow-on offering which generated $47,642,000 of cash. Although our average cash and investments balances during the twelve months ended December 31, 2002 were significantly higher than during 2001, interest income decreased due to a significant decline in market interest rates. We expect that interest income will decline during the year ending December 31, 2003 compared to that during 2002 as we use cash to fund operations and commercialize Xonon.

INTEREST EXPENSE

	For the year ended December 31,
	2000	2001	2002
	(in thousands)
Interest expense	$110	$43	$191

Interest expense during the twelve months ended December 31, 2002 was significantly higher than that during 2001 due primarily to a $3,010,000 loan received in March 2002 to finance the purchase of a manufacturing and administrative facility in Gilbert, Arizona. Interest expense during the twelve months ended December 31, 2001 was significantly lower than that during 2000 due primarily to $94,000 of one-time interest cost in 2000 related to a repayment of an advance from a large power plant developer, partially offset by interest expense related to office equipment leases which commenced in the fourth quarter of 2001.

INCOME TAXES

No benefit from income taxes was recorded in 2002 or 2001 due to our inability to recognize the benefit from our losses. No benefit for income tax was reported in 2000 because of our Tax Sharing Agreement with Catalytica, Inc. In accordance with this agreement, we are not reimbursed for the tax benefit of our past losses and any net operating losses generated by us prior to our separation from Catalytica, Inc. in December 2000.

LIQUIDITY AND CAPITAL RESOURCES

	Year ended December 31,
	2000	2001	2002
	(in thousands)
Cash, cash equivalents, and short-term investments	$58,712	$87,647	$66,770
Working capital	51,552	81,330	64,262
Cash provided by (used in)
Operating activities	(10,623)	(15,430)	(18,146)
Investing activities	203	(16,613)	(9,192)
Financing activities	54,080	47,885	3,239

Net increase (decrease) in cash and cash equivalents	$43,660	$15,842	$(24,099)

Current Ratio	6.1	10.7	14.4

Prior to our December 2000 spin-off, Catalytica, Inc. made a $50,000,000 cash investment in us. Additionally, in August 2001, we received net proceeds of $47,642,000 from a public offering of our common stock. Through December 31, 2002, a portion of the proceeds from the capital contribution and our public offering have been used to fund our ongoing research and development efforts including the commercialization of the Xonon Cool Combustion technology, to purchase our commercial manufacturing and administrative facility in Gilbert, Arizona and for general corporate purposes. The remaining funds have been invested in commercial and government short-term paper.

Our capital requirements depend on numerous factors, including but not limited to product development and commercialization activities, the timing and level of research and development funding, market acceptance of our products and our rate of sales growth. We expect to devote substantial capital resources to further commercialize our technology, hire and train our production staff, develop and expand our manufacturing capacity, begin production activities and expand our research and development activities. We may enter into acquisitions or strategic arrangements which could require the use of cash or additional equity or debt financing. In addition, a principal repayment of our long-term debt totaling $2,844,000 is due in April 2007. We believe that our available cash, cash equivalents and short-term investments as of December 31, 2002 will provide sufficient capital to fund operations as presently planned for at least the next twelve months.

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

We had the following contractual obligations outstanding as of December 31, 2002 (in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating lease obligations, primarily for building and equipment leases	$1,143	$1,097	$46	$ —	$ —

Other Commitments

In December 2000, we agreed to indemnify DSM Catalytica, Inc. (“DSM”), the successor corporation to Catalytica, Inc., for liabilities related to us and CAT incurred prior and subsequent to our spin-off from Catalytica, Inc. To date, no claims have been made against us pursuant to this indemnification and, at December 31, 2002, we believe that the likelihood of any material claim being made against us is remote.

We have entered into research collaboration arrangements that may require us to make future royalty payments. These payments would generally be due once specified milestones, such as the commencement of commercial sales of a product incorporating the funded technology, are achieved. Currently we have four such arrangements, with Tanaka Kikinzoku Kogyo K.K. (“Tanaka”), Gas Technology Institute (“GTI”) (formally known as Gas Research Institute), the California Energy Commission (“CEC”) and WGC.

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

We entered into a funding arrangement with GTI to fund the next generation Xonon combustor and demonstrate its performance. We will be required to make royalty payments to GTI of $243,000 per year for seven years beginning with the sale, lease or other transfer of the twenty-fifth catalyst module for gas turbines rated greater than 1 MW, up to a maximum of $1,701,000. No royalties have been paid on this contract to date.

We entered into a funding arrangement with the CEC under which they agreed to fund a portion of our Xonon engine test and demonstration facility located in Santa Clara, California. Under this agreement, we are required to pay a royalty of 1.5% of the sales price on the sale of each product or right developed under this project for fifteen years upon initiation of the first commercial sale of a Xonon-equipped engine greater than 1MW. We have the right to choose an early buyout option for an amount equal to $2,633,000 provided that the payment occurs within two years from the date upon which royalties are first due to the CEC.

On December 19, 2001, we entered into a Control Patent Assignment and Cross License Agreement (“Patent Assignment Agreement”) with WGC pursuant to which WGC assigned a patent to us, and we and WGC cross-licensed certain intellectual property to each other. Under the Patent Assignment Agreement, we must pay WGC between $5,000 and $15,000 upon each shipment of a Xonon commercial unit. Additionally, as part of an April 2002 settlement agreement with WGC (the “Settlement Agreement”), we agreed to increase royalties by $2,500 per unit on our shipment of the first 100 gas turbines greater than 10MW. These increased royalties are guaranteed, and we must pay them on 100 units even if we do not ship any units of this size. We prepaid $50,000 of these royalties to WGC in April 2002. We paid WGC $100,000 in January 2003 and will pay WGC an additional $100,000 in January 2004, if we have not paid such amounts sooner through sales of units in accordance with the Patent Assignment Agreement. These guaranteed payments totaling $250,000 were recorded as a component of SG&A expenses during the three months ended March 31, 2002 and are in addition to the $5,000 we must pay to WGC under the Patent Assignment Agreement upon each shipment of a Xonon commercial unit in a gas turbine of this size.

The Patent Assignment Agreement also provides that each time we sublicense the WGC technology to a gas turbine manufacturer or third party control manufacturer, we will pay WGC a control technology license fee of $50,000, as well as a $3,000 additional license fee for each sale of a Xonon control system sold by such manufacturer. As a part of the Settlement Agreement, we paid $200,000 in April 2002 representing a pre-payment of the control technology license fees for our first four $50,000 sublicenses of the WGC control technology. This payment was recorded as a component of SG&A expenses during the three months ended March 31, 2002. We are obligated to make the foregoing license payments to WGC through December 31, 2014 or until our cumulative payments and license fees to WGC total $15,250,000, whichever occurs first.

WGC must pay us a fee of 1% of the sale price of each WGC control system installed in conjunction with Xonon catalytic modules for new and retrofit turbines. WGC is obligated to make these payments through December 31, 2014 or until we have received total payments of $2,000,000, whichever occurs first.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the

United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to contract terms, equity investments, bad debts, inventories, investments, intangible assets, income taxes, financing operations, restructuring, contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results would differ from these estimates under different assumptions or conditions.

Our significant accounting policies are disclosed in Note 1 to our consolidated financial statements. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. We recognize revenue from our funded research and development contracts as work is performed and billable hours are incurred by us, in accordance with each contract. Since these programs are subject to government audits, we maintain a revenue cost reserve for our government-funded programs in the event any of these funded costs, including overhead, are disallowed. If we underestimate the amount of disallowed funding for a particular program, we will have to reduce our revenue in a subsequent period by the amount by which actual disallowed funding exceeds our estimate. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers or funding partners to make required payments. If the financial condition of any of our customers or funding partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required. We maintain a reserve for notes receivable in the event repayment of a note is uncertain. If the financial condition of any of our debtors were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances or write-offs would be required. Based on the market prices of precious metals, we periodically write down our inventory by an amount equal to the difference between the cost of inventory and its estimated realizable value. If actual market conditions become less favorable, additional inventory write-downs will be required. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We record a reserve for contingencies including litigation settlements when a liability becomes probable and estimable. The amount we record for litigation reserves is based upon our best estimate at the time and is subject to change as facts we are aware of change or ultimate determinations or settlements are made.

Impact of Inflation and Foreign Currency Fluctuation

The effect of inflation and changing prices on our operations was not significant during the periods presented. We have operated primarily in the United States and all revenue recognized to date has been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

Impact of Recently Issued Accounting Standards

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations” for a disposal of a segment of a business. SFAS No. 144 was effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company’s adoption of SFAS No. 144 had no effect on the Company’s financial position or results of operation.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supersedes Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 eliminates the provisions of EITF No. 94-3 that required a liability to be recognized for certain exit or disposal activities at the date an entity committed to an exit plan. SFAS No. 146 requires a liability for costs associated with an exit or disposal activity to be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of this statement to have a material impact on our results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. As allowed by SFAS No. 123, we have elected to continue to utilize the accounting method prescribed by APB Opinion No. 25 and have adopted the disclosure requirements of SFAS No. 148 as of December 31, 2002.

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

As of December 31, 2002, we had an accumulated deficit of $97,348,000 and had not yet recorded any revenue from commercial sales. We have not achieved profitability and expect to continue to incur net losses for the next several years. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

We may be unable to raise additional capital to complete our product development and commercialization plans.

Our capital requirements depend on numerous factors, including but not limited to product development and commercialization activities, the timing and level of research and development funding, market acceptance of our products and our rate of sales growth. We face substantial uncertainties with our business operations and may not be able to achieve the cash flows that we currently predict. We expect to devote substantial capital resources to further commercialize our technology, hire and train our production staff, develop and expand our manufacturing capacity, begin production activities and expand our research and development activities. We may enter into acquisitions or strategic arrangements which could require the use of cash or additional equity or debt financing. In addition, repayment of our long-term debt totaling $2,844,000 is due in April 2007. We believe that our available cash, cash equivalents and short-term investments as of December 31, 2002 will provide sufficient capital to fund operations as presently planned for at least the next twelve months.

We may need to raise additional funds to achieve full commercialization of the Xonon combustion systems and other potential products, or to meet other capital requirements. Any required funding may not be available when required or may be available only on terms unsatisfactory to us. Further, if we issue equity securities, the ownership percentage of our stockholders will be reduced, and the holders of new equity securities may have rights senior to those of our existing common stockholders.

We must successfully complete further development and adaptation work before Xonon-equipped gas turbines can be shipped.

Incorporating our technology in each gas turbine model requires adaptation work by us and the manufacturer of the turbine engine, or original equipment manufacturer (“OEM”), such as additional engineering work and, for some turbines, technology development. Except with respect to the Kawasaki 1.4 MW gas turbine, that work has not yet been completed. We may not be successful in adapting Xonon technology to particular gas turbine models, and even if we are successful, the development work may result in delays in commercial shipment. Delays in completing this work could result in the loss of orders, and the emergence of significant technical issues could result in termination by OEMs of certain agreements to adapt Xonon to their gas turbines. Due to the current depressed market conditions and the longer lead times required to apply Xonon technology to engines which generate more than 15 MW of electric power, we do not expect that Xonon modules for these gas turbines will comprise a significant portion of our revenue in the foreseeable future.

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

Our agreements with OEMs generally provide the OEM with the right to be the exclusive market channel for distribution of Xonon combustion systems in that OEM’s gas turbines. Additionally, some of our agreements provide for exclusivity in a limited turbine size range and for limited periods of time. Our OEM agreements generally provide that either party can terminate the agreement, but not necessarily the exclusivity, if technical issues arise that cannot be resolved. A decision by an OEM to discontinue the commercialization of Xonon combustion systems in its product line could significantly limit or foreclose our access to the market for that OEM’s turbines or prevent us from entering into agreements with other OEMs regarding the application of Xonon to some of their competing turbines.

Our ability to sell Xonon modules for those gas turbines for which Xonon combustion systems become commercially available is heavily dependent upon the OEMs’ marketing and sales strategies for Xonon combustion systems and their worldwide sales and distribution networks and service capabilities. Many of these OEMs develop and offer lean pre-mix emissions control systems in competition with our Xonon systems. Any decision on their part to limit, constrain or otherwise fail to aggressively market and sell Xonon combustion systems, including limiting their availability or pricing them uncompetitively, could harm our potential earnings by depriving us of full access to their markets.

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

A significant portion of the market for Xonon combustion systems will result from the purchase and installation of new Xonon-equipped gas turbines. If the market for gas turbines significantly declines, the potential demand for Xonon combustion systems will also be reduced. The market for new gas turbines has historically been cyclical in nature and has recently experienced a slowdown due to economic and other factors. If this pattern continues in the future, demand for our Xonon products will likely be adversely affected.

Competition from alternative technologies may adversely affect our profitability.

The market for emissions reduction technologies is intensely competitive. There are alternative technologies which, when used in combination, reduce gas turbine emissions to levels comparable to or lower than Xonon-equipped gas turbines. These technologies include lean pre-mix combustion systems, which are used in conjunction with gas turbine exhaust cleanup systems such as selective catalytic reduction. Lean pre-mix systems are offered by several gas turbine OEMs, each of whom may prefer to use their internally developed emissions reduction technology rather than ours. There are also a number of companies, universities, research institutions and governments engaged in the development of emissions reduction technologies that could compete with the Xonon technology.

If initial orders for Xonon-equipped turbines do not ship, we will lose the potential revenue associated with these orders and our reputation could be adversely affected. In addition, we would have lost the opportunity to pursue development for other sales.

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

In this regard, our first commercial Xonon modules for the Kawasaki M1A-13X turbine were originally scheduled for installation at a U.S. government healthcare facility in late 2001. This project was cancelled for reasons not related to our products, and our Xonon modules were never installed. Similarly, Alliance Power, in conjunction with GE, had planned to install Xonon-equipped GE gas turbines in three projects in Southern California in 2001 and 2002. Because application engineering was not completed in time for these projects, our Xonon products were not used.

Xonon combustion systems will be deployed in complex and varied operating environments, and they may have limitations or defects that we find only after full deployment.

Gas turbines equipped with Xonon combustion systems are expected to be subjected to a variety of operating conditions and to be deployed in a number of extremely demanding environments. For example, gas turbines will be deployed in a wide range of temperature conditions, in the presence of atmospheric or other contaminants, under a wide range of operating requirements and with varying maintenance practices. As a result, technical limitations may only become apparent in the field after many Xonon-equipped gas turbines have been deployed. These limitations could require correction, and the corrections could be expensive. In addition, the need to develop and implement these corrections could temporarily delay or permanently prevent the sale of new Xonon-equipped gas turbines.

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

We have entered into commercial arrangements with suppliers of the key components of our systems. We do not know, however, when or whether we will secure arrangements with suppliers of other required materials and components for our Xonon modules, or whether these arrangements will be on terms that will allow us to achieve our objectives. If we fail to obtain suppliers of all the required materials and components for our systems, our business could be harmed. A supplier’s failure to supply materials or components in a timely manner, its failure to supply materials or components that meet our quality, quantity or cost requirements, or our inability to obtain substitute sources of these materials and components on a timely basis or on terms acceptable to us, could harm our ability to manufacture our Xonon modules. One of our components is provided by a single supplier and is not currently available from any other supplier. Additionally, some of our suppliers use proprietary processes to manufacture components. Although alternative suppliers are available, a switch in suppliers could be costly and take a significant amount of time to accomplish.

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

We may never complete the research and development of a commercially viable NOx solution for diesel engines.

We are in the very early development stage of a NOx solution for diesel engines. We do not know when or whether we will successfully complete research and development of a commercially viable product. Economic and technical difficulties may prevent us from completing development of products for diesel engines or commercializing those products. Furthermore, a viable market for our product concept may never develop. If a market were to develop, we would face intense competition from large diesel engine OEMs and may be unable to compete successfully. In addition, diesel engine OEMs could create technology alternatives that would render our systems obsolete prior to commercialization.

We may never complete the research and development of a commercially viable fuel processor to be utilized with PEM fuel cells in an automotive application.

We are in the very early development stage of a commercially viable fuel processor to be utilized with PEM fuel cells in an automotive application. We do not know when or whether we will successfully complete research and development of a commercially viable product. Economic and technical difficulties may prevent us from completing development of products or commercializing these products. Furthermore, a viable market for our product concept may never develop. If a market were to develop, we would face intense competition from large automotive OEMs, as well as companies currently established in the PEM fuel cell business, and may be unable to compete successfully. In addition, automotive OEMs or PEM fuel cell companies could create technology alternatives that would render our systems obsolete prior to commercialization.

We may have difficulty managing the expansion of our operations.

We would expect to undergo growth in the number of our employees, the size of our physical plant and the scope of our operations as we commercialize our products and demand for our products increases. Expansion of our manufacturing operations will require significant management attention. This expansion would place a significant strain on our management team and other resources. Our business could be harmed if we encounter difficulties in effectively managing the issues presented by such an expansion.

If we are unable to attract or retain key personnel, our ability to adapt our technology to gas turbines, to continue to develop our technology, to effectively market our products and to manage our business could be harmed.

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

The prices of palladium and platinum, which are used in the production of Xonon modules, can be volatile. For example, during 2002, the price of palladium ranged from $222 to $435 per troy ounce and the price of platinum ranged from $453 to $607 per troy ounce. If the long-term costs of these materials were to increase significantly, we would, in addition to recycling materials from reclaimed modules, attempt to reduce material usage or find substitute materials. If these efforts were not successful or if these cost increases could not be passed onto customers, then our gross margins and profitability would be reduced.

If we are unable to protect our intellectual property, others may duplicate our technology.

We rely on a combination of patents, copyrights and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Our ability to compete effectively will depend, in part, on our ability to protect our proprietary technology, systems designs and manufacturing processes. The ability of others to use our intellectual property could allow them to duplicate the benefits of our products and reduce our competitive advantage. We do not know whether any of our pending patent applications will issue or, in the case of patents issued or to be issued, that the claims allowed are or will be sufficiently broad to protect our technology or processes. Even if all our patent applications are issued and are sufficiently broad, they may be challenged or invalidated. We could incur substantial costs in prosecuting or defending patent infringement suits. While we have attempted to safeguard and maintain our proprietary rights, we do not know whether we have been or will be completely successful in doing so.

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

Any acquisitions we make could disrupt our business and harm our financial condition.

Although we are not currently negotiating any material business or technology acquisitions, as part of our growth strategy, we intend to review opportunities to acquire other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities. We have limited experience in making acquisitions. Acquisitions entail a number of risks that could materially and adversely affect our business and operating results, including:

•	problems integrating the acquired operations, technologies or products with our existing business and products;

•	potential disruption of our ongoing business and distraction of our management;

•	difficulties in retaining business relationships with suppliers and customers of the acquired companies;

•	difficulties in coordinating and integrating overall business strategies, sales and marketing, and research and development efforts;

•	the maintenance of corporate cultures, controls, procedures and policies;

•	risks associated with entering markets in which we lack prior experience;

•	potential loss of key employees; and

•	potential write-offs of goodwill and other acquired intangibles.

The market price of our common stock is highly volatile and may decline.

The market price of our common stock is highly volatile. Factors that could cause fluctuation in our stock price may include, among other things:

•	announcements or cancellations of orders or research and development arrangements;

•	changes in financial estimates by securities analysts;

•	conditions or trends in our industry;

•	changes in the market valuations of other companies in our industry;

•	the effectiveness and commercial viability of products offered by us or our competitors;

•	the results of our research and development;

•	announcements by us or our competitors of technological innovations, new products, significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives;

•	changes in environmental regulations;

•	additions or departures of key personnel; and
•	sales of our common stock.

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

As of December 31, 2002, our executive officers, directors and greater than 5% stockholders controlled 46% of our outstanding common stock. If these parties were to act together, they could significantly influence the election of directors and the approval of actions requiring the approval of a majority of our stockholders. The interests of our management or these investors may not always be aligned with the interests of our other stockholders.

Based on shares outstanding as of December 31, 2002, the funds managed by Morgan Stanley Private Equity and their affiliates own 19% of our outstanding common stock. The Morgan Stanley Private Equity funds also have stockholder rights, including rights to appoint directors and registration rights. As a result, Morgan Stanley Private Equity and its affiliates hold a substantial voting position in us and may be able to significantly influence our business.

Liabilities we acquired as a result of our spin-off may have a negative effect on our financial results.

We incurred additional liabilities as a result of our spin-off from Catalytica, Inc. For example, when the business of Catalytica Advanced Technologies, Inc. (“CAT”) was combined with ours, we became responsible for the liabilities of CAT. Additionally, we have obligations under the separation agreements we entered into with Catalytica, Inc., Synotex and DSM Catalytica, Inc. (“DSM”), the successor corporation to Catalytica, Inc. For example, we agreed to indemnify DSM for liabilities arising out of our business, the business of CAT and other liabilities of DSM not associated with the pharmaceuticals business it purchased from Catalytica, Inc. We are also responsible for specified potential liabilities arising out of the distribution of our common stock by Catalytica, Inc. To date, no claims have been made against us pursuant to these indemnification provisions and, at December 31, 2002, we believe that the likelihood of any material claim being made against us is remote. However if any additional liabilities materialize, our financial results could be harmed.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in have market risk. This means that a change in prevailing interest rates would cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then- prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will decline. In an effort to minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of our investments in 2002 and 2001 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is required.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and the report of the independent auditors appear on pages 32 through 54 of this Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Directors

Incorporated herein by reference is the information appearing under the caption “Information about our Directors” in our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders.

(b) Executive Officers

Incorporated herein by reference is the information appearing under the caption “Executive Officers” in our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders.

Item 11. EXECUTIVE COMPENSATION

The section entitled “Executive Compensation” appearing in our proxy statement for the 2003 annual meeting of stockholders will set forth certain information with respect to the compensation of our management and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled “Election of Directors” appearing in our proxy statement for the 2003 annual meeting of stockholders will set forth certain information with respect to the ownership of our common stock and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled “Transactions with Management” appearing in our proxy statement for the 2003 annual meeting of stockholders will set forth certain information with respect to certain business relationships and transactions between us and our directors and officers and is incorporated herein by reference.

Item 14. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this annual report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b)	Changes in internal controls. There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A. (1) Consolidated Financial Statements

The following consolidated financial statements of the Registrant are filed as part of this Report:

Page

Report of Ernst & Young LLP, Independent Auditors	32

Consolidated Statements of Operations for the years ended December 31, 2000, 2001 and 2002 and for the period from January 1, 1988 (inception) through December 31, 2002	33

Consolidated Balance Sheets at December 31, 2001 and 2002	34

Consolidated Statements of Stockholders’ Equity for the period from January 1, 1988 (inception) through December 31, 1996 and for the years ended December 31, 1997, 1998, 1999, 2000, 2001 and 2002	35

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001 and 2002 and the period from January 1, 1988 (inception) through December 31, 2002	38

Notes to Consolidated Financial Statements	39

(2) Consolidated Financial Statement Schedules

None. Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(3) Exhibits

Exhibit Number	Notes	Description
2.1	(1)	Assignment and Assumption Agreement between Catalytica, Inc. and the Registrant effective as of July 25, 1995.

2.2	(2)	Employee Matters Agreement between Catalytica, Inc. and the Registrant.

2.3	(2)	Master Trademark Ownership and License Agreement between Catalytica, Inc. and the Registrant.

2.4	(2)	Tax Sharing Agreement between Catalytica, Inc., Synotex, Inc. and the Registrant.

2.5	(2)	Master Confidential Disclosure Agreement between Catalytica, Inc. and the Registrant.

2.6	(1)	Cross-License Agreement between Catalytica, Inc. and the Registrant effective as of July 1995.

2.7	(1)	Cross-License Agreement between Catalytica Advanced Technologies, Inc. and Catalytica, Inc. dated July 1995.

2.8	(2)	Indemnification Agreement among Catalytica, Inc. and the Registrant.

2.9	(2)	Master Transitional Services Agreement between Catalytica, Inc. and the Registrant.

2.10	(2)	Real Estate Matters Agreement between Catalytica, Inc. and the Registrant.

2.11	(2)	Master Separation Agreement between Catalytica, Inc. and the Registrant.

3.1	(2)	Amended and Restated Certificate of Incorporation to be effective upon completion of the distribution of the Registrant’s Common Stock.

3.2	(1)	Amended and Restated Bylaws to be effective upon completion of the distribution of the Registrant’s Common Stock.

3.3	(3)	Audit Committee Charter.

4.1	(4)

Preferred Stock Rights Agreement, dated as of January 29, 2002, between the Registrant and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively.

10.4	(1)*	Promissory Notes from Peter B. Evans issued to Registrant both dated July 20, 1999.

10.6	(7)	Limited Liability Company Operating Agreement of GENXON Power Systems, LLC, dated October 21, 1996.

10.7	(8)	Amendment No. 1, dated December 4, 1997, to the Operating Agreement of GENXON Power Systems, LLC.

10.8	(9)+	Agreement, dated as of July 18, 1988, between Catalytica, Inc. and Tanaka Kikinzoku Kogyo K.K.

10.9	(10)+	Agreement, dated as of January 31, 1995, between Catalytica, Inc. and Tanaka Kikinzoku Kogyo K.K.

10.11	(1)	Omnibus Agreement, dated August 29, 2000, by and among Catalytica, Inc., Sundance Assets, L.P., Enron North America Corp. and the Registrant.

10.12	(2)+	Collaborative Commercialization and License Agreement among General Electric Co., GENXON Power System, LLC and the Registrant dated as of November 19, 1998.

10.16	(1)	Form of Indemnification Agreement for directors of the Registrant.

10.17	(1)	Registration Rights Agreement between Morgan Stanley Dean Witter Capital Partners and its affiliates and the Registrant.

10.18	(1)*	2000 Employee Stock Purchase Plan of the Registrant.

10.19	(1)*	Letter Agreement with Dennis S. Riebe dated August 29, 2000.

10.20	(5)*	Catalytica Energy Systems, Inc. 1995 Stock Plan (as amended).

10.21	(6)*	Letter Agreement with Ronald L. Alto dated February 16, 2001.

10.23	(6)	Share Transfer Agreement between the Registrant and JSB Asset, LLC dated December 15, 2000.

10.24	(6)	Stock Purchase Warrant Agreement between the Registrant and Glaxo Wellcome, Inc. dated December 15, 2000.

10.26	(1)+	Technology Development and Transfer Agreement between Kawasaki Heavy Industries, Ltd. and Registrant dated December 13, 2000.

10.27	(1)+	Xonon Module Supply Agreement, dated December 13, 2000, by and among Kawasaki Heavy Industries, Ltd. and Registrant.

10.28	(1)*

Change of Control Severance Agreements between Patrick T. Conroy and the Registrant dated April 5, 2001, Dennis S. Riebe and the Registrant dated April 5, 2001, Craig N. Kitchen and the Registrant dated April 5, 2001, and Ralph A. Dalla Betta and the Registrant dated April 17, 2001.

10.29	(1)	Lease Agreement between GH Tech I L.L.C. and the Registrant dated June 22, 2001.

10.30	(11)+

Amendment No. 1 to the Collaborative Commercialization and License Agreement between Catalytica Combustion Systems, Inc. and GENXON Power Systems, LLC and General Electric Company dated January 3, 2002.

10.31	(11)*	Consulting Agreement with John A. Urquhart dated January 1, 2002.

10.32	(11)	GENXON Membership Transfer and Settlement Agreement dated December 19, 2001, between the Registrant, Woodward Governor Company, and GENXON Power Systems, LLC.

10.33	(11)	Control Patent Assignment and Cross-License Agreement between the Registrant and Woodward Governor Company dated December 19, 2001.

10.34	(11) (12)	Loan Agreement between the Arizona State Compensation Fund and the Registrant dated March 18, 2002, as amended.

10.35	(12)*	Letter Agreement with Dominic Geraghty dated February 25, 2002.

10.36	(12)*	Change of Control Severance Agreement with Dominic Geraghty dated March 29, 2002.

10.37	(13)*	Letter Agreement with Ricardo B. Levy dated June 12, 2002.

10.38	(13)*	Letter Agreement with Craig N. Kitchen dated June 26, 2002.

10.39	*	Letter Agreement with Michael J. Murry dated December 6, 2002.

10.40	*	Change of Control Severance Agreement with Michael J. Murry dated March 23, 2003.

21.1		Subsidiaries of Registrant.

23.1		Consent of Ernst & Young LLP, Independent Auditors.

24.1		Power of Attorney (contained on page 55).

99.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been granted for portions of these agreements.
*	Represent management contracts or compensatory plans for executive officers and directors.
(1)	Incorporated by reference to exhibits filed with our registration statement on Form S-1 (Commission File No. 333-44772).
(2)	Incorporated by reference to exhibits filed with our Post Effective Amendment No. 1 to Form S-1 (Commission File No. 333-44772).
(3)	Appendix A to the Proxy Statement filed on Schedule 14A dated April 24, 2001 (Commission File No. 000-31953).
(4)	Incorporated by reference to exhibits filed with our registration statement on Form 8-A (Commission File No. 000-31953).
(5)	Incorporated by reference to an exhibit filed with our registration statement on Form S-8 (Commission File No. 333-101115).
(6)	Incorporated by reference to exhibits filed with our Form 10-K for the year ended December 31, 2000 (Commission File No. 000-31953).
(7)	Incorporated by reference to exhibits filed with Catalytica, Inc.’s Form 10-K for the year ended December 31, 1996 (Commission File No. 0-20966).
(8)	Incorporated by reference to exhibits filed with Catalytica, Inc.’s Form 10-K for the year ended December 31, 1997 (Commission File No. 0-20966).
(9)	Incorporated by reference to exhibits filed with Catalytica, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 33-55696).

(10)	Incorporated by reference to exhibits filed with Catalytica, Inc.’s Form 10-K for the year ended December 31, 1994 (Commission File No. 0-20966).
(11)	Incorporated by reference to exhibits filed with our Form 10-K for the year ended December 31, 2001
(12)	Incorporated by reference to exhibits filed with our Form 10-Q for the quarter ended March 31, 2003
(13)	Incorporated by reference to exhibits filed with our Form 10-Q for the quarter ended June 30, 2003

B. Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended December 31, 2002.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders

Catalytica Energy Systems, Inc.

We have audited the accompanying consolidated balance sheets of Catalytica Energy Systems, Inc. (a development stage company) as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2000, 2001 and 2002 and for the period from January 1, 1988 (inception) through December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Catalytica Energy Systems, Inc. (a development stage company) at December 31, 2001 and 2002, and the consolidated results of their operations and their cash flows for the years ended December 31, 2000, 2001 and 2002 and for the period from January 1, 1988 (inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/    Ernst & Young LLP

Phoenix, Arizona

February 7, 2003

CATALYTICA ENERGY SYSTEMS, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended December 31, 2000, 2001 and 2002

and for the period from January 1, 1988 (inception) through December 31, 2002

(In thousands, except per share amounts)

	For the year ended December 31,			Cumulative Amounts from January 1, 1988 (inception) through December 31, 2002
	2000	2001	2002
Revenues:
Research and development contracts	$5,487	$5,523	$4,795	$58,835

Costs and expenses:
Research and development	11,277	14,622	14,229	98,016
Selling, general and administrative	5,356	7,017	9,654	32,745
Spin-off and related transaction costs	5,304	—	—	5,304
Legal settlements	—	3,250	—	4,500
Costs associated with discontinued product line	—	—	—	9,299

Total costs and expenses	21,937	24,889	23,883	149,864

Operating loss	(16,450)	(19,366)	(19,088)	(91,029)
Loss on equity investments	(236)	(707)	—	(10,258)
Impairment charge to implied goodwill of an equity investment	—	(2,145)	—	(2,145)
Interest income	886	2,672	1,405	7,413
Interest expense	(110)	(43)	(191)	(1,329)

Net loss	$(15,910)	$(19,589)	$(17,874)	$(97,348)

Basic and diluted net loss per share	$(15.91)	$(1.33)	$(1.02)

Weighted average shares used in computing basic and diluted net loss per share	1,000	14,747	17,529

See accompanying notes.

CATALYTICA ENERGY SYSTEMS, INC.

(a development stage company)

CONSOLIDATED BALANCE SHEETS

at December 31, 2001 and 2002

(In thousands, except per share amounts)

	December 31,
	2001	2002
ASSETS
Current assets:
Cash and cash equivalents	$70,064	$45,965
Short-term investments	17,583	20,805
Accounts receivable:
Trade, less allowance of $100 at December 31, 2001 and 2002	1,208	1,321
Joint venture	116	41
Inventory	178	479
Prepaid expenses and other assets	536	430

Total current assets	89,685	69,041
Property and equipment:
Land	—	611
Building and leasehold improvements	7,521	11,202
Equipment	7,161	7,855
Less accumulated depreciation and amortization	(9,905)	(12,254)

	4,777	7,414
Notes receivable from related parties, less allowance of $525 at December 31, 2001 and 2002	378	226
Other assets	300	340

Total assets	$95,140	$77,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$829	$738
Accrued payroll and benefits	2,432	2,428
Accrued legal settlements	3,000	500
Accrued liabilities and other	2,034	925
Current portion of long-term debt and capital lease obligations	60	188

Total current liabilities	8,355	4,779
Long-term debt and capital lease obligations	63	3,062

Total liabilities	8,418	7,841
Commitments and contingencies
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; authorized—5,000 shares, none issued	—	—
Common stock, $0.001 par value; authorized—70,000 shares; issued and outstanding—17,463 and 17,561 at December 31, 2001 and 2002, respectively	17	18
Additional paid-in capital	166,439	166,533
Deferred compensation	(260)	(23)
Deficit accumulated during the development stage	(79,474)	(97,348)

Total stockholders’ equity	86,722	69,180

Total liabilities and stockholders’ equity	$95,140	$77,021

See accompanying notes.

CATALYTICA ENERGY SYSTEMS, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

for the period from January 1, 1988 (inception) through December 31, 1996 and for the years ended December 31, 1997, 1998, 1999, 2000, 2001 and 2002

(In thousands)

	Catalytica Energy Systems, Inc.						Catalytica Advanced Technologies, Inc.				Additional Paid-In Capital	Deferred Compensation	Deficit Accumulated During the Development Stage	Stockholders’ Equity
	Preferred Stock				Common Stock		Preferred Stock		Common Stock
	Series A		Series B				Series A
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Capital contributions (August 1, 1995)	7,000	$7	—	$—	500	$1	3,000	$3	1,000	$1	$10,138	$—	$—	$10,150
Net loss from January 1, 1988 (inception) to December 31, 1996	—	—	—	—	—	—	—	—	—	—	—	—	(19,078)	(19,078)

Balance at December 31, 1996	7,000	7	—	—	500	1	3,000	3	1,000	1	10,138	—	(19,078)	(8,928)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(6,270)	(6,270)

Balance at December 31, 1997	7,000	7	—	—	500	1	3,000	3	1,000	1	10,138	—	(25,348)	(15,198)
Issuance of preferred stock to Enron in January 1998	—	—	1,339	1	—	—	—	—	—	—	29,921	—	—	29,922
Forgiveness of Catalytica, Inc. notes in January 1998	—	—	—	—	—	—	—	—	—	—	16,222	—	—	16,222
Issuance of stock options at various dates in 1998	—	—	—	—	—	—	—	—	—	—	88	—	—	88
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(6,897)	(6,897)

Balance at December 31, 1998	7,000	7	1,339	1	500	1	3,000	3	1,000	1	56,369	—	(32,245)	24,137
Issuance of stock options at various dates in 1999	—	—	—	—	—	—	—	—	—	—	82	—	—	82
Issuance of stock options at various dates in 1999	—	—	—	—	—	—	—	—	—	—	256	(256)	—	—
Acceleration of stock option vesting at various dates in 1999	—	—	—	—	—	—	—	—	—	—	11	—	—	11
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	—	52	—	52
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(11,730)	(11,730)

Balance at December 31, 1999 (carried forward)	7,000	7	1,339	1	500	1	3,000	3	1,000	1	56,718	(204)	(43,975)	12,552

See accompanying notes.

CATALYTICA ENERGY SYSTEMS, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

for the period from January 1, 1988 (inception) through December 31, 1996 and for the years ended December 31, 1997, 1998, 1999, 2000, 2001 and 2002

(In thousands)

(Continued)

	Catalytica Energy Systems, Inc.						Catalytica Advanced Technologies, Inc.
	Preferred Stock						Preferred Stock				Additional Paid-In Capital	Deferred Compensation	Deficit Accumulated During the Development Stage	Stockholders’ Equity
	Series A		Series B		Common Stock		Series A		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 1999 (brought forward)	7,000	$7	1,339	$1	500	$1	3,000	$3	1,000	$1	$56,718	$(204)	$(43,975)	$12,552
Cancellation of common stock and Series A preferred stock held by Catalytica, Inc.	(7,000)	(7)	—	—	(500)	(1)	—	—	—	—	8	—	—	—
Purchase of $50,000 of common stock by Catalytica, Inc. and distribution to Catalytica Energy shareholders on December 15, 2000	—	—	—	—	3,828	4	—	—	—	—	49,996	—	—	50,000
Distribution of remaining Catalytica Energy common stock to shareholders in connection with the spin-off from Catalytica, Inc. on December 15, 2000	—	—	—	—	7,499	8	—	—	—	—	(8)	—	—	—
Cancellation of CAT common and Series A preferred stock in connection with its merger with Catalytica Energy in December 2000	—	—	—	—	—	—	(3,000)	(3)	(1,000)	(1)	4	—	—	—
Conversion of Series B preferred stock to common stock by Enron in December 2000	—	—	(1,339)	(1)	1,343	1	—	—	—	—	—	—	—	—
Forgiveness of Catalytica, Inc. intercompany debt in December 2000	—	—	—	—	—	—	—	—	—	—	7,263	—	—	7,263
Carrying value of assets contributed by Catalytica, Inc. to Catalytica Energy in December 2000	—	—	—	—	—	—	—	—	—	—	3,185	—	—	3,185
Exercise of stock options at various dates in 2000	—	—	—	—	28	—	—	—	—	—	15	—	—	15
Issuance of stock options at various dates in 2000	—	—	—	—	—	—	—	—	—	—	225	(176)	—	49
Acceleration of stock option vesting at various dates in 2000	—	—	—	—	—	—	—	—	—	—	199	—	—	199
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	—	117	—	117
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(15,910)	(15,910)

Balance at December 31, 2000 (carried forward)	—	—	—	—	12,698	13	—	—	—	—	117,605	(263)	(59,885)	57,470

See accompanying notes.

CATALYTICA ENERGY SYSTEMS, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

for the period from January 1, 1988 (inception) through December 31, 1996 and for the years ended December 31, 1997, 1998, 1999, 2000, 2001 and 2002

(In thousands)

(Continued)

	Catalytica Energy Systems, Inc.						Catalytica Advanced Technologies, Inc.				Additional Paid-In Capital	Deferred Compensation	Deficit Accumulated During the Development Stage	Stockholders’ Equity
	Preferred Stock				Common Stock		Preferred Stock		Common Stock
	Series A		Series B				Series A
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2000 (brought forward)	—	$—	—	$—	12,698	$13	—	$—	—	$—	$117,605	$(263)	$(59,885)	$57,470
Exercise of stock options at various dates in 2001	—	—	—	—	498	—	—	—	—	—	767	—	—	767
Purchase of shares through employee stock purchase plan at July 1, 2001	—	—	—	—	17	—	—	—	—	—	200	—	—	200
Sale of Catalytica Energy common stock through follow-on offering, net of $4,025 of issuance costs, on August 2, 2001	—	—	—	—	4,250	4	—	—	—	—	47,638	—	—	47,642
Issuance of stock options at various dates in 2001	—	—	—	—	—	—	—	—	—	—	229	(155)	—	74
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	—	158	—	158
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(19,589)	(19,589)

Balance at December 31, 2001	—	—	—	—	17,463	17	—	—	—	—	166,439	(260)	(79,474)	86,722
Exercise of stock options at various dates in 2002	—	—	—	—	5	—	—	—	—	—	2	—	—	2
Purchase of shares through employee stock purchase plan at various dates in 2002	—	—	—	—	93	1	—	—	—	—	309	—	—	310
Issuance of stock options at various dates in 2002	—	—	—	—	—	—	—	—	—	—	9	(9)	—	—
Cancellation of stock options at various dates in 2002	—	—	—	—	—	—	—	—	—	—	(203)	203	—	—
Re-measurement of deferred compensation	—	—	—	—	—	—	—	—	—	—	(23)	23	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	—	20	—	20
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(17,874)	(17,874)

Balance at December 31, 2002	—	$—	—	$—	17,561	$18	—	$—	—	$—	$166,533	$(23)	$(97,348)	$69,180

See accompanying notes.

CATALYTICA ENERGY SYSTEMS, INC. (a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2000, 2001 and 2002

and for the period from January 1, 1988 (inception) through December 31, 2002

(In thousands)

	For the year ended December 31,			Cumulative Amounts from January 1, 1988 (inception) through December 31, 2002
	2000	2001	2002
Cash flows from operating activities:
Net loss	$(15,910)	$(19,589)	$(17,874)	$(97,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	235	1,854	2,887	5,377
Forgiveness of notes receivable from related parties	623	100	60	783
Provision (credit) for uncollectable accounts and notes	100	(200)	—	500
Notes payable issued for contract modification	—	—	200	200
Losses in equity investments	236	707	—	10,258
Acceleration of stock option vesting	199	—	—	293
Stock based compensation	166	233	20	559
Impairment charge to implied goodwill of an equity investment	—	2,145	—	1,645
Changes in:
Accounts and notes receivable	(1,701)	1,008	(48)	(1,753)
Inventory	(124)	(124)	(301)	(605)
Prepaid expenses and other assets	(272)	(29)	68	(262)
Accounts payable	1,364	(535)	(16)	813
Accrued liabilities and other	4,461	(1,000)	(3,142)	1,850

Net cash used in operating activities	(10,623)	(15,430)	(18,146)	(77,690)
Cash flows from investing activities:
Purchases of investments	(35,688)	(22,500)	(26,674)	(148,699)
Maturities of investments	37,000	9,500	23,280	128,835
Deposits on facilities	—	(400)	—	(400)
Contributions in equity investments	(236)	(1,894)	—	(11,445)
Loans to equity investments	—	—	(500)	(500)
Additions to property and equipment, net	(873)	(1,319)	(5,298)	(10,170)

Net cash provided by (used in) investing activities	203	(16,613)	(9,192)	(42,379)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of repayments	—	—	2,989	2,989
Net issuance of notes receivable to employees and related parties	(42)	(72)	—	(1,334)
Net payments on capital lease obligations	(10)	(50)	(62)	(122)
Advances from Catalytica, Inc.	11,560	—	—	41,934
Payments to Catalytica, Inc.	(7,443)	(602)	—	(16,441)
Proceeds from exercise of stock options	15	767	2	784
Proceeds from issuance of common stock to employees through stock plans	—	200	310	510
Proceeds from follow-on offering, net	—	47,642	—	47,642
Proceeds from issuance of common and Series A preferred stock at inception	—	—	—	10,150
Proceeds from issuance of Series B preferred stock and option	—	—	—	29,922
Proceeds from issuance of common stock in connection with spin-off from Catalytica, Inc.	50,000	—	—	50,000

Net cash provided by financing activities	54,080	47,885	3,239	166,034

Net increase (decrease) in cash and cash equivalents	43,660	15,842	(24,099)	45,965
Cash and cash equivalents at beginning of period	10,562	54,222	70,064	—

Cash and cash equivalents at end of period	$54,222	$70,064	$45,965	$45,965

Additional disclosure of cash flow information:
Conversion of Catalytica, Inc. payable to additional paid in capital	$7,263	$—	$—	$23,485

Assets contributed from Catalytica, Inc.	$3,185	$—	$—	$3,185

Liabilities transferred from Catalytica, Inc.	$2,224	$—	$—	$2,224

Interest paid	$110	$43	$166	$376

Deferred compensation for issuance and revaluation of stock options to non-employees	$176	$158	$(14)	$575

Assets invested in NovoDynamics, Inc.	$—	$567	$—	$567

Equipment additions financed under capital leases	$137	$45	$—	$182

See accompanying notes.

CATALYTICA ENERGY SYSTEMS, INC. (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

Note 1. Description of Business and Significant Accounting Policies

Description of Business. Catalytica Energy Systems, Inc. (“Catalytica Energy,” “the Company” or “we”) is engaged in designing, developing and manufacturing advanced catalytic products for the energy and transportation industries with a focus on cost-effective solutions for improved performance and reduced emissions from combustion sources. Catalytica Energy operated as part of Catalytica, Inc.’s research and development activities from inception through the date of its incorporation as a separate entity. In 1995, Catalytica Energy (formerly Catalytica Combustion Systems, Inc.) was incorporated and became a subsidiary of Catalytica, Inc. In 1995, Catalytica Energy ceased efforts to develop measurement-related products and disposed of related net assets in 1996. Cumulative net costs associated with the discontinued product line were $9,299,000.

Catalytica Advanced Technologies, Inc. (“CAT”) was incorporated in 1995 as a subsidiary of Catalytica, Inc. CAT conducted in-house and contract research and development. In December 2000, CAT was merged into Catalytica Energy. In 1998, CAT and United Catalysts, Inc., a division of Süd-Chemie Group, formed a joint venture, Süd-Chemie Catalytica, L.L.C., to custom manufacture organometallic catalysts. The operating assets of Süd-Chemie Catalytica, L.L.C. were sold to a third party in April 2002.

In July 2000, we formed Catalytica NovoTec, Inc. (“NovoTec”) as a wholly owned subsidiary. NovoTec was formed to develop improved catalytic processes employing proprietary high speed testing and computer learning technologies. In January 2001, all operations in NovoTec were ceased and assets contributed to NovoTec were used to purchase equity in NovoDynamics, Inc. (“NovoDynamics”). We currently own 34% of NovoDynamics’ outstanding equity.

Spin Out Transaction. On August 2, 2000, Catalytica, Inc. entered into an Agreement and Plan of Merger by and among Synotex Company, Inc. (“Synotex”), pursuant to which a subsidiary of Synotex merged with and into Catalytica, Inc. Immediately prior to the consummation of the Merger, Catalytica Energy and CAT were merged, Catalytica, Inc. contributed $50,000,000 in exchange for shares of Catalytica Energy common stock and all of the common shares of Catalytica Energy were distributed on a pro rata basis to the Catalytica, Inc. stockholders. Catalytica Energy agreed to indemnify Catalytica Inc. for all Catalytica Energy and CAT liabilities incurred prior and subsequent to the spin-off.

Basis of Presentation. Catalytica Energy and CAT were subsidiaries of Catalytica, Inc. until December 15, 2000. In December 2000, Catalytica, Inc. completed the merger of CAT and Catalytica Energy and the spin-out of Catalytica Energy and CAT to its stockholders. In December 2001, Catalytica Energy purchased Woodward Governor Company’s (“WGC’s”) equity interest in GENXON Power Systems, LLC (“GENXON”) making it the sole equity owner of GENXON. GENXON was formed in October 1996 as a 50/50 joint venture between Catalytica Energy and WGC to develop the potential market for upgrading out-of-warranty turbines with new systems to improve emissions and operating performance. The financial statements of Catalytica Energy and GENXON were consolidated effective December 31, 2001. Catalytica Energy is in the development stage. Accordingly, cumulative losses and cash flows from inception through December 31, 2002 are presented on the statements of operations and cash flows.

Principles of Consolidation. The consolidated financial statements include the accounts of Catalytica Energy and its wholly owned subsidiaries in the United States. Significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications. Certain reclassifications have been made to the 2000 and 2001 consolidated financial statements to conform them to the 2002 presentation.

Cash Equivalents. Catalytica Energy considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. The Company’s investments have consisted of commercial and government short-term paper with original maturities of three months or less and money market accounts.

CATALYTICA ENERGY SYSTEMS, INC. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (Continued)

Short-Term Investments. Catalytica Energy accounts for short-term investments in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company’s investments are classified as available for sale and have been recorded at fair value, which approximates cost. Catalytica Energy’s short-term investments consist principally of commercial paper with maturities of twelve months or less.

Investments in Equity Investments and Joint Ventures. Investments in equity investments and joint ventures where Catalytica Energy has a 20% to 50% ownership interest are accounted for under the equity method. Under this method, Catalytica Energy records its pro rata share of the investee’s net earnings or losses. Investee’s net losses are recorded until Catalytica Energy’s net investment and obligation, if any, to pay down debt are reduced to zero. At December 31, 2002, there were no investments recorded on the balance sheet given that the remaining equity investments are recorded at zero value and the Company has no future funding commitments.

Concentrations of Credit Risk. Assets subject to concentrations of credit risk consist principally of cash equivalents, short-term investments, and receivables. Catalytica Energy uses local banks and various investment firms to invest its excess cash, principally in commercial paper and money market funds from a diversified portfolio of investments with strong credit ratings. Related credit risk would result from a default by the financial institutions or issuers of investments to the extent of the recorded carrying value of these assets. Catalytica Energy performs ongoing credit evaluations of its customers and generally does not require collateral.

Allowance for Doubtful Accounts and Notes. Below is a summary of the activity for the allowance for doubtful amounts on all accounts and notes receivable:

Year ended December 31,	Beginning Balance	Provision	Amount transferred from Catalytica, Inc.	Impairment charge on loan to equity investment	Ending Balance
2000	$100,000	$100,000	$125,000	$ —	$325,000
2001	325,000	(200,000)	—	500,000	625,000
2002	625,000	—	—	—	625,000

Fair Value of Financial Instruments. At December 31, 2002, the Company has the following financial instruments: cash and cash equivalents, short-term investments, accounts receivable, notes receivable from related parties, accounts payable, accrued payroll and benefits, accrued legal settlements, accrued liabilities and long-term debt and capital lease obligations. The carrying value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued payroll and benefits, accrued legal settlements and accrued liabilities approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature. The carrying value of notes receivable from related parties, long-term debt and capital lease obligations approximates fair value based on the market interest rates available to Catalytica Energy for debt of similar risk and maturities.

Inventory. Catalytica Energy’s inventory consists principally of raw materials and is stated at the lower of cost (first-in, first-out) or market.

Property and Equipment. Property and equipment is stated at cost. Depreciation and amortization are provided on the straight-line basis over the lesser of the useful lives, which range from 3 to 30 years, of the respective assets or the lease term. Depreciation expense recorded during the years ended December 31, 2000, 2001 and 2002 was $545,000, $1,858,000 and $2,190,000, respectively.

Impairment of Long-Lived Assets. In accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. If this review indicates the carrying value of these assets will not be recoverable, as measured based on estimated undiscounted cash flows over their remaining life, the carrying amount would be adjusted to fair value. The cash flow estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time. During the year ended December 31, 2002, the Company determined that certain leasehold improvements

CATALYTICA ENERGY SYSTEMS, INC. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (Continued)

were impaired and recorded an impairment reserve of $525,000 which is reflected as a component of selling, general and administrative expenses.

Comprehensive Income. Catalytica Energy has no significant components of other comprehensive income.

Research and Development Revenues. Catalytica Energy recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collection is reasonably assured. These revenues are derived entirely from research and development contracts. They are earned as contractual services are performed and are recognized in accordance with contract terms, principally based on reimbursement of total costs and expenses incurred. No amounts recognized as revenue are refundable. In return for funding, collaborative partners receive certain rights in the commercialization of the resulting technology. The contracts are also subject to periodic review by the funding partner, which may result in modifications, including reduction or termination of funding. Customer advances and customer billings in excess of recognized revenues are recorded as deferred revenue until earned.

Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Research and Development Activities. Research and development costs are expensed as incurred.

Stock-Based Compensation. The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and has adopted the disclosure only alternative of SFAS No. 123, “Accounting for Stock-based Compensation.”

Any deferred stock compensation calculated under APB 25 and related interpretations is amortized over the vesting period of the individual options, generally four years, using the straight-line method of amortization.

Stock-based awards to non-employees are accounted for at fair value, as generally calculated using the Black-Scholes model, in accordance with SFAS No. 123 and Emerging Issues Task Force Consensus No. 96-18. Related options are subject to periodic re-measurements over their vesting terms.

Had compensation cost for Catalytica Energy’s stock-based compensation plan been determined based on the fair value at the grant dates for stock option awards consistent with the method of SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below:

	Year ended December 31,
	2000	2001	2002
	(in thousands)
Net loss, as reported	$(15,910)	$(19,589)	$(17,874)
SFAS No. 123 stock option plan compensation expense	(1,714)	(4,103)	(2,798)

Pro forma net loss	$(17,624)	$(23,692)	$(20,672)

Pro forma basic and diluted net loss per share	$(17.62)	$(1.61)	$(1.18)

Income Taxes. Catalytica Energy accounts for income taxes under the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.

CATALYTICA ENERGY SYSTEMS, INC. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (Continued)

Net Loss per Share. Basic and diluted net loss per share is presented in accordance with SFAS No. 128, “Earnings Per Share.” As the Company’s potentially dilutive securities (stock options and warrants) were anti-dilutive for the years ended December 31, 2000, 2001 and 2002, they have been excluded from the computation of weighted-average shares outstanding used in computing diluted net loss per share because the Company incurred a net loss for each of those periods. Total options and warrants outstanding as of December 31, 2000, 2001 and 2002 were approximately 1,555,000, 1,688,000 and 2,297,000, respectively. Prior to the merger of Catalytica Energy and CAT in December 2000, the companies were commonly controlled by Catalytica, Inc. and did not have a formal combined capital structure. Accordingly, no loss per share information for those years is presented.

The following table sets forth the computation of basic and diluted loss attributable to common shareholders per share (in thousands, except per share amounts):

	Year ended December 31,
	2000	2001	2002
Numerator for basic and diluted loss per share	$(15,910)	$(19,589)	$(17,874)

Denominator for basic and diluted loss per share – Weighted-average shares outstanding	1,000	14,747	17,529

Basic and diluted loss per share	$(15.91)	$(1.33)	$(1.02)

Impact of Recently Issued Accounting Standards. In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations” for a disposal of a segment of a business. SFAS No. 144 was effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company’s adoption of SFAS No. 144 had no effect on the Company’s financial position or results of operation.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supersedes Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 eliminates the provisions of EITF No. 94-3 that required a liability to be recognized for certain exit or disposal activities at the date an entity committed to an exit plan. SFAS No. 146 requires a liability for costs associated with an exit or disposal activity to be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of this statement to have a material impact on its results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. As allowed by SFAS No. 123, Catalytica Energy has elected to continue to utilize the accounting method prescribed by APB Opinion No. 25 and has adopted the disclosure requirements of SFAS No. 148 as of December 31, 2002.

CATALYTICA ENERGY SYSTEMS, INC. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 2. Transactions with Related Parties

NovoDynamics, Inc. In March 2001, we entered into agreements to invest $2,258,000 in NovoDynamics, a company engaged in the development of data mining, informatics discovery and high throughput synthesis and testing technologies. This amount consisted of an advance of $1,800,000 in cash, forgiveness of an advance of $200,000 made to a company affiliated with NovoDynamics (NonLinear Dynamics, Inc.), and contribution of $258,000 in assets of NovoTec. In accordance with these agreements, we completed this investment in NovoDynamics in April 2001. During 2001, we owned shares of Series A voting preferred stock representing approximately 38% of NovoDynamics’ outstanding equity. We recorded the investment in NovoDynamics at our actual cost and, during the period from March 2001 through December 2001, recorded our pro-rata share of losses totaling $613,000 under the equity method of accounting.

Additionally, in March 2001, we agreed to loan NovoDynamics up to $1,500,000 if certain milestones were met. On December 31, 2001, we committed to loan $500,000 of the $1,500,000 to NovoDynamics, which was funded in January 2002. As of December 31, 2001, we recorded a note payable for the $500,000 and a note receivable of $500,000 on our balance sheet. Because repayment of the note was not certain at the time it was made, an allowance of $500,000 was recorded against the loan and this amount was charged as impairment to implied goodwill of an equity investment on December 31, 2001. As of March 2003, our obligation to loan NovoDynamics additional funds under this agreement will terminate, and we do not expect to advance additional funds to NovoDynamics prior to that date.

On December 31, 2001, we determined that an impairment in the carrying value of the equity investment in NovoDynamics had occurred which was other than temporary based on NovoDynamics’ financial history and projected future losses. At that time, we determined that the estimated fair value of the investment in NovoDynamics was zero and wrote off the net investment amount of $1,645,000 as impairment to implied goodwill of an equity investment. At that time, we discontinued applying the equity method of accounting because the net investment was zero. Therefore, no loss related to the equity investment in NovoDynamics was recorded during the twelve months ended December 31, 2002. At December 31, 2002, we owned approximately 34% of NovoDynamics’ outstanding equity.

As of December 31, 2002, two of Catalytica Energy’s directors held a direct investment in NovoDynamics Series B voting preferred stock, which represented slightly less than 1% of NovoDynamics’ outstanding stock.

Catalytica, Inc. Prior to the spin-off, the financial statements include allocations from Catalytica, Inc. for the cost of functions and services provided. These allocations include charges for facilities, information technology, finance, legal, human resources, and other employee benefit costs which totaled $2,553,000 for the year ended December 31, 2000. Charges for these services have been allocated based upon square footage, usage, headcount and other methods that management believes to be reasonable. In December 2000, in accordance with the merger agreement between DSM Catalytica, Inc. (“DSM”) and Catalytica, Inc., $7,263,000 of intercompany debt owed to Catalytica, Inc. by CAT was forgiven.

Investment By Enron. On January 14, 1998, Enron, purchased a 15% minority interest in Catalytica Energy for $29,922,000 in cash. Enron also received a three-year option to purchase an additional 535,715 shares of Catalytica Energy Series B Preferred Stock for $14.4 million in cash. This option expired unexercised on January 14, 2001. In connection with the Enron Stock Purchase Agreement, Catalytica Energy entered into a Share Exchange Agreement, providing Enron the right to exchange the Series B Preferred Stock of Catalytica Energy for Catalytica, Inc. common stock. After the five year anniversary of the agreement, if Catalytica Energy had not undertaken a public offering, in which Catalytica Energy received at least $20,000,000, Enron had the right to require Catalytica, Inc. to exchange all of the outstanding shares of Series B Preferred Stock for that number of shares of Catalytica, Inc. common stock based upon a determined exchange rate. The exchange rate was based upon the fair value of the Series B Preferred Stock and the market value of Catalytica, Inc.’s common stock at the time of conversion. In conjunction with the Enron Stock Purchase Agreement, $16,222,000 of indebtedness owed to Catalytica, Inc. by Catalytica Energy was contributed to Catalytica Energy’s capital. In December 2000, Enron converted all of its Series B Preferred Stock and received 1,342,889 shares of Catalytica Energy common stock. In November 2001, Enron sold all of its shares of Catalytica Energy common stock to a third party and did not assign any of its rights under the Share Exchange Agreement.

CATALYTICA ENERGY SYSTEMS, INC. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (Continued)

Transaction With An Affiliate of Enron. In December 1999, an affiliate of Enron (“the Affiliate”), the holder of a minority interest in Catalytica Energy, specified Catalytica Energy’s Xonon combustion system as the preferred emissions control system for certain turbine orders from GE Power Systems (“GE”). In connection therewith, Catalytica Energy and this Affiliate of Enron signed an agreement, which provided, among other things, that Catalytica Energy agreed to advance the Affiliate up to $9.9 million to accelerate the development of the Xonon-equipped GE gas turbines, and the Affiliate had the right to elect to repay the advances to Catalytica Energy in cash or turbine credits. Turbine credits entitle the holder to a dollar-for-dollar credit on the purchase of certain turbines (in the case of these specific credits, those that specify the use of Catalytica Energy’s Xonon process). Repayment in cash or other consideration was required by September 30, 2000. Catalytica Energy advanced the Affiliate $1,200,000 at December 31, 1999 under this arrangement. Since the Enron affiliate had the option of repaying the advance in cash or turbine credits and the fair market value of the latter was not reasonably estimable and because: 1) Catalytica Energy is not in the business of buying turbines, 2) Catalytica Energy is not in the business of exchanging turbine credits with those that buy turbines, and 3) in our particular case, the turbine credits Catalytica Energy would receive specified they could only be used on purchases of turbines that specify the use of Catalytica Energy’s Xonon process, and Xonon is a relatively new technology, and there can be no assurance that it will be specified by sufficient buyers of turbines to create a market for these turbine credits, Catalytica Energy, therefore, recorded a provision equal to the advance as research and development expense. In February 2000, Catalytica Energy advanced the Affiliate an additional $1,800,000. In March 2000, the arrangement between Catalytica Energy and the Affiliate was amended and all previous advances through that date of $3,000,000 from Catalytica Energy were refunded, less certain costs, and the related provision was eliminated and reduced research and development expense in this period.

Transactions With Officers. In July 2000, the President and Chief Executive Officer of Catalytica Energy resigned. His separation agreement provided for severance of approximately $18,000 a month for twelve months and a one-time payment of $19,000. Catalytica Energy recorded a charge in the third quarter of 2000 for $235,000 related to the officer’s severance. If he remained unemployed after the twelve months, payments of $18,000 would continue for an additional six months or until he was employed, whichever came first. These payments were expensed when they became probable, through November 2001 when the arrangement ended. In addition, previous loans and accrued interest of $620,000 were forgiven and the Company recorded a charge in the third quarter of 2000 for this amount. Additionally, vesting of his options to purchase common stock was accelerated. Catalytica Energy recorded compensation expense totaling $117,000 in the third quarter of 2000 associated with the acceleration of vesting of these options.

In January 2001, Catalytica Energy’s Senior Vice President of Business Development resigned. His separation agreement provided for a one-time severance payment totaling $183,000. In addition, a previous loan of $100,000 was immediately forgiven. Catalytica Energy recorded a charge in the first quarter of 2001 for $283,000 related to the forgiveness of the officer’s loan and severance. The former officer is currently indebted to Catalytica Energy for $184,000 which is payable in installments through March 31, 2005. Interest accrues on this note at an annual rate of 6%.

Investments. As of December 31, 2002, Catalytica Energy had invested $25,600,000 with Morgan Stanley Private Wealth Management. This amount is invested primarily in a money market account and commercial and government short-term paper which are included in our cash and cash equivalents or short-term investments. One of Catalytica Energy’s board members is the Chairman and Chief Executive Officer of Morgan Stanley Private Equity and a Managing Director of Morgan Stanley & Co., Incorporated.

Note 3. GENXON

GENXON was formed in October 1996 as a 50/50 joint venture between Catalytica Energy and Woodward Governor Company (“WGC”) to develop the potential market for upgrading out-of-warranty turbines with new systems to improve emissions and operating performance. In December 2001, we purchased WGC’s equity interest in GENXON for $10,000, making us the sole equity owner of GENXON. As part of the GENXON purchase agreement, we obtained a commitment from WGC to pay 50% of the first $3,000,000 and 30% of any amount above $3,000,000 of any settlement or judgment in the then pending City of Glendale, California lawsuit against Catalytica Energy, Catalytica, Inc. and GENXON, except for damages specified to have been awarded due to fraud or misrepresentation by Catalytica, Inc. or us. Also in December 2001, we entered into an agreement with WGC which assigned a patent held by

CATALYTICA ENERGY SYSTEMS, INC. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (Continued)

WGC to us in exchange for royalty and license arrangements between WGC and us (see Note 8).

We recorded the investment in GENXON under the equity method of accounting from inception through December 2001. During the years ended December 31, 2000 and 2001, we recorded losses totaling $236,000 and $94,000, respectively, related to the equity investment in GENXON. The financial statements of Catalytica Energy and GENXON were consolidated in December 2001 and, therefore, the results of operations of GENXON are included in the consolidated financial statements of Catalytica Energy in 2002.

The following information summarizes GENXON’s financial position for the twelve months ended September 30, 2000 and 2001:

	Twelve Months ended September 30,
	2000	2001
	(unaudited) (in thousands)
Total revenues	$7	$27

Net loss	$(504)	$(488)

Current assets	$678	$418
Long-term assets	—	—

Total assets	$678	$418

Current liabilities	$641	$680
Members’ earnings (deficit)	37	(262)

Total liabilities and members’ capital	$678	$418

Note 4. Income Taxes

Recorded income tax benefit differs from the expected benefit determined by applying the U.S. federal statutory rate to the net loss as follows:

	Year ended December 31,
	2000	2001	2002
	(in thousands)
Income tax benefit at U.S. statutory rate	$5,409	$6,660	$6,077
Pre-merger operating losses cancelled right of offset	(3,996)	—	—
Valuation allowance for deferred tax assets	(1,413)	(6,660)	(6,077)

Income tax benefit	$—	$—	$—

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

In connection with the merger discussed in Note 1, Catalytica Energy and CAT entered into a new tax sharing agreement with Synotex canceling Catalytica Energy’s and CAT’s right of offset for the benefit of any net operating losses utilized by Catalytica, Inc. through the date of the merger. As a result, Catalytica Energy and CAT reduced the tax benefit associated with the right of offset for losses utilized by Catalytica, Inc. by approximately $9.4 million in 2000.

Based on a pro forma separate return basis, Catalytica Energy would not be able to record an income tax benefit for

CATALYTICA ENERGY SYSTEMS, INC. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (Continued)

the net loss incurred in 2000, because the expected benefit computed by applying the U.S. federal statutory rate to the net loss is offset by an increase in the valuation allowance for deferred tax assets.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. They include the following:

	December 31,
	2001	2002
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$6,900	$9,600
Capitalized research and development	—	3,800
Accruals and reserves not currently deductible	4,340	5,100

Total gross deferred tax assets	11,240	18,500
Less valuation allowance	(11,240)	(18,500)

Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent on future earnings, the timing and amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the related deferred tax assets has been established to reflect these uncertainties. The valuation allowance decreased by $8,876,000 in 2000 due to deferred tax assets being eliminated in the spin-off from Catalytica, Inc., and increased by $9,827,000 and $7,260,000 in 2001 and 2002, respectively, due to operating losses which increased net operating loss carryforwards that are not likely to be realized in the near future.

As of December 31, 2002, Catalytica Energy’s federal and state net operating loss carryforwards were approximately $26,000,000 and $14,000,000, respectively. The federal net operating loss carryforward will expire in the years 2020 through 2022 and the state net operating loss carryforward will expire in the years 2005 through 2007 if not used to offset future taxable income.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

Note 5. Capital Stock

Shares of Catalytica Energy common stock reserved for future issuance as of December 31, 2002 are as follows:

Employee stock purchase plan	1,390,439
Stock options	4,480,061
Stock warrant	330,940

6,201,440

Catalytica Energy Convertible Preferred Stock. Prior to the spin-off from Catalytica, Inc. on December 15, 2000, Catalytica Energy had 9,000,000 shares of preferred stock authorized and 8,339,286 shares of preferred stock issued and outstanding. The outstanding shares consisted of 7,000,000 shares of Series A preferred stock held by Catalytica, Inc. and 1,339,286 shares of Series B preferred stock held by Enron Corp. On December 15, 2000, all outstanding shares of Series A preferred stock were cancelled and all outstanding shares of Series B preferred stock were converted into 1,342,889 shares of Catalytica Energy’s common stock. In November 2001, Enron sold all of its shares of Catalytica Energy common stock to a third party. In conjunction with its purchase of the preferred stock, Enron was granted an option to purchase 535,715 shares of Series B preferred stock, provided Enron’s ownership interest did not increase to more than 19.9% of the Company’s total outstanding capital stock. Enron’s right to purchase these shares expired unexercised on January 14, 2001.

CATALYTICA ENERGY SYSTEMS, INC. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (Continued)

CAT Series A Preferred Stock. CAT had 3,000,000 shares of Series A preferred stock authorized, issued and outstanding prior to its merger with Catalytica Energy and spin-off from Catalytica, Inc. in December 2000. On December 15, 2000, all shares of CAT Series A preferred stock, held by Catalytica, Inc., were cancelled.

Glaxo Warrant. On July 31, 1997, Catalytica, Inc. issued a warrant to purchase 2,000,000 shares of Catalytica, Inc., common stock at $12.00 per share to Glaxo Wellcome, Inc. On December 15, 2000, in connection with the spin-off of Catalytica Energy, the warrant was converted into a warrant to purchase 330,940 shares of Catalytica Energy common stock at $11.23 per share, which expires on July 31, 2003.

Follow-on Offering. In August 2001, Catalytica Energy registered 5,000,000 shares of its common stock in a follow-on public offering, of which 4,250,000 shares were sold by the Company and 750,000 shares were sold by an existing stockholder, at a price to the public of $12.18 per share. The gross proceeds to the Company from the follow-on public stock offering were $51,667,000 and the Company incurred approximately $4,025,000 in costs in connection with the offering.

Shareholder Rights Plan. On January 29, 2002, the Company’s Board of Directors adopted a Shareholder Rights Plan. Under the plan, the Company distributed Preferred Stock Purchase Rights as a dividend at the rate of one Right for each share of its common stock held by stockholders of record on February 20, 2002 (the “Record Date”). The Board of Directors also authorized the issuance of Rights for each share of common stock issued after the Record Date, until the occurrence of certain specified events. The Shareholder Rights Plan was adopted to provide protection to stockholders in the event of an unsolicited attempt to acquire the Company. Each Right will entitle the registered holder to purchase from the Company one one-thousandth of a share of Series A Participating Preferred stock at an exercise price of $45, subject to adjustment. The Company has authorized 5,000,000 shares of Series A preferred stock for issuance pursuant to this plan.

The Rights are not exercisable until triggered by certain conditions including the acquisition of beneficial ownership of 15% of the Company’s common stock. However, Morgan Stanley Capital Partners III, L.P., and its affiliates may acquire up to 21.5% of the Company’s common stock without triggering the Rights. If the Rights are triggered, then each holder of a Right which has not been exercised (other than Rights beneficially owned by the Acquiring Person) will have the right to receive, upon exercise, voting Common Shares having a value equal to two times the Purchase Price.

The Company is entitled to redeem the Rights, for $0.001 per Right, at the discretion of the Board of Directors, until certain specified times. The Company may also require the exchange of Rights, under certain additional circumstances. The Company also has the ability to amend the Rights, subject to certain limitations.

Note 6. Employee Benefit Plans

Stock Option Plan. In 1995, the Company adopted the Catalytica Energy Systems, Inc. 1995 Stock Plan (the “1995 Plan”) which was subsequently amended. Under the 1995 Plan, the Company’s Board of Directors is authorized to grant incentive stock options to eligible employees and nonqualified stock options to eligible employees, consultants, and directors. Through December 31, 2002, the Company had reserved 5,000,000 shares of common stock for issuance under the 1995 Plan. The incentive stock options generally vest ratably over four years from the date of grant and expire no later than ten years from the date of grant. Nonqualified stock options offered to directors vest ratably over one to four years from the date of grant and expire no later than ten years from the date of grant.

Prior to becoming a public company in December 2000, Catalytica Energy’s Board of Directors established the estimated fair value of its common stock for purposes of applying APB No. 25, prior to the granting of stock awards, after considering the following: 1) the implied fair value of the underlying businesses, based on the sale of convertible preferred stock to Enron, in relation to the then total estimated market capitalization of its publicly-owned parent, Catalytica, Inc., and 2) other developments that the Board of Directors, in its judgment, considered relevant to fair value.

CATALYTICA ENERGY SYSTEMS, INC. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (Continued)

The following table summarizes related stock option plan activity:

	Shares Available for Grant	Outstanding Options
		Number of Shares	Average Exercise Price	Aggregate Exercise Price
Balance at December 31, 1999	90,082	1,072,043	$3.92	$4,198,811
Authorized	837,875	—	—	—
Granted	(222,580)	222,580	24.60	5,475,468
Expired/Forfeited	41,755	(41,755)	13.20	(551,166)
Exercised	—	(28,454)	0.54	(15,365)

Balance at December 31, 2000	747,132	1,224,414	7.43	9,107,748
Authorized	1,500,000	—	—	—
Granted	(793,268)	793,268	14.13	11,212,402
Expired/Forfeited	174,134	(174,134)	16.74	(2,914,349)
Exercised	—	(486,235)	1.58	(767,061)

Balance at December 31, 2001	1,627,998	1,357,313	12.26	16,638,740
Authorized	1,500,000	—	—	—
Granted	(947,592)	947,592	3.50	3,316,520
Expired/Forfeited	334,046	(334,046)	8.66	(2,893,649)
Exercised	—	(5,250)	0.40	(2,100)

Balance at December 31, 2002	2,514,452	1,965,609	$8.68	$17,059,511

A summary of Catalytica Energy’s stock options as of December 31, 2002 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.40	259,475	2.96	$ 0.40	259,475	$0.40
$2.50 - $3.50	151,942	8.09	2.98	55,763	2.64
$3.53	539,750	9.10	3.53	155,341	3.53
$3.55 - $5.60	198,328	8.50	4.15	71,641	4.66
$5.90 - $12.00	138,606	7.64	9.00	86,578	10.00
$14.31	229,528	8.07	14.31	144,821	14.31
$14.50 - $16.94	201,000	8.08	16.87	105,751	16.82
$19.25 -$21.60	120,530	7.38	20.73	97,597	20.74
$26.50	125,450	7.50	26.50	78,419	26.50
$30.00	1,000	7.58	30.00	604	30.00

$0.40 - $30.00	1,965,609	7.62	$ 8.68	1,055,990	$9.44

Pro forma information regarding net loss is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock awards granted subsequent to December 31, 1994, under the fair value method of this Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes multiple option pricing model with the following weighted average assumptions:

	2000	2001	2002
Volatility	88.14%	72.17%	71.04%
Risk Free Interest Rate	6.43%	4.51%	4.29%
Weighted Average Expected Life (years)	4.30	4.97	5.24
Dividend Yield	—	—	—

For pro forma purposes, the estimated fair value of the Company’s stock-based awards to employees is amortized over the options’ vesting period. The weighted average fair value of options granted during 2000, 2001 and 2002, was $17.67, $8.91 and $2.18, respectively, as calculated in accordance with FAS 123.

CATALYTICA ENERGY SYSTEMS, INC. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (Continued)

Deferred Stock Compensation. In March 1999, Catalytica Energy granted certain employees of Catalytica Inc. and its subsidiaries options to purchase 10,500 shares of its common stock at a price of $21.60 per share, vesting over a four-year period. Since the recipients of these options are not employees or directors of Catalytica Energy, the Company recorded a deferred compensation obligation of $227,000, of which $47,000, $57,000 and $57,000 was earned and charged to operations in the years ended December 31, 1999, 2000 and 2001, respectively. This obligation was re-measured at December 31, 2000 and at December 31, 2001, and no additional deferred compensation was recorded. During the year ended December 31, 2002, these options were forfeited and the remaining deferred compensation obligation of $66,000 was reversed.

In July 1999, Catalytica Energy granted three directors options to purchase 2,000 shares of its common stock each at an amount which was $4.74 below market value. These options vest over a one-year period. Since the recipients of these options received options below the fair market value of the Company’s common stock, the Company recorded a deferred compensation obligation of $28,000, of which $5,000 and $23,000 was earned and charged to operations in the years ended December 31, 1999 and 2000, respectively. This obligation was fully amortized as of December 31, 2000 and will not be re-measured in future reporting periods.

In March 2000, Catalytica Energy granted certain employees of Catalytica Inc. and its subsidiaries options to purchase 8,400 shares of its common stock at a price of $21.00 per share, vesting over a four-year period. Since the recipients of these options are not employees or directors of Catalytica Energy, the Company recorded a deferred compensation obligation of $176,000, of which $37,000 and $45,000 was earned and charged to operations in the years ended December 31, 2000 and December 31, 2001, respectively. This obligation was re-measured at December 31, 2000 and December 31, 2001, and no additional deferred compensation was recorded. During the year ended December 31, 2002, these options were forfeited and the remaining deferred compensation obligation of $94,000 was reversed.

In the first quarter of 2001, Catalytica Energy granted a consultant options to purchase 5,558 shares of its common stock at prices between $14.312 and $16.437 per share. These options vest up to three years from the date of grant. Since the recipient of these options is not an employee or director of Catalytica Energy, the Company recorded a deferred compensation obligation of $64,000, of which $56,000 was earned and charged to operations in the year ended December 31, 2001. This obligation was re-measured at December 31, 2001, and no additional deferred compensation was recorded. During the year ended December 31, 2002, these options were forfeited and the remaining deferred compensation obligation of $8,000 was reversed.

In December 2001, Catalytica Energy granted a charitable foundation options to purchase 20,000 shares of its common stock at $4.55 per share, vesting over a four-year period. The options were granted to the foundation at the request of a member of the Company’s board of directors who otherwise would have received the options for his board service. Since the recipient of these options is not an employee or director of Catalytica Energy, the Company recorded a deferred compensation obligation of $91,000, of which $12,000 was earned and charged to operations in the year ended December 31, 2002. This obligation was re-measured at December 31, 2001 and 2002 resulting in reductions to the deferred compensation obligation of $57,000. In each subsequent reporting period (through the vesting period) this obligation will be re-measured.

In February 2002, Catalytica Energy granted this charitable foundation additional options to purchase 4,000 shares of common stock at $3.53 per share, vesting over a one year period. The options were granted to the foundation at the request of a member of the Company’s board of directors who otherwise would have received the options for his board service. Since the recipient of these options is not an employee or director of Catalytica Energy, the Company recorded a deferred compensation obligation of $9,000, of which $7,000 was earned and charged to operations in the year ended December 31, 2002. This obligation was re-measured at December 31, 2002 resulting in a reduction to the deferred compensation obligation of $1,000. In each subsequent reporting period (through the vesting period) this obligation will be re-measured.

Compensation Expense Related to Stock Options. The Company has occasionally granted options to non-employees or directors and accelerated vesting of options for terminated employees. Compensation expense of $248,000, $74,000 and $0 was recorded during the twelve months ended December 31, 2000, 2001 and 2002, respectively. The resulting charges were recorded as additional paid-in capital with the offset expensed as compensation.

CATALYTICA ENERGY SYSTEMS, INC. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (Continued)

Employee Stock Purchase Plan. In 2000, the Company adopted the Catalytica Energy Systems, Inc. 2000 Employee Stock Purchase Plan (the “2000 Plan”) under which employees are eligible to purchase shares of the Company’s common stock at a discount through periodic payroll deductions. The 2000 Plan is intended to meet the requirements of Section 423 of the Internal Revenue Code. Purchases occur following six month offering periods ending on June 30 and December 31 each year at a purchase price equal to 85% of the market value of the Company’s common stock at either the beginning of the offering period or the end of the offering period, whichever is lower. Participants may elect to have up to 10% of their pay withheld for purchase of common stock at the end of the offering period, up to a maximum of $25,000 per calendar year. Through December 31, 2002, the Company had reserved 1,500,000 shares of common stock for issuance under the 2000 Plan and had issued 109,561 shares under the 2000 Plan. For the year ended December 31, 2002, employees purchased 92,458 shares for $310,000. The weighted average fair value of those purchased shares granted during the years ended December 31, 2001 and 2002 was $3.16 and $1.33, respectively.

401(k) Savings & Retirement Plan. The Company offers a 401(k) Savings & Retirement Plan to eligible employees meeting certain age and service requirements. This plan permits participants to contribute up to the maximum allowable by the Internal Revenue Service regulations. The plan provides for both a bi-monthly Company match and a discretionary annual contribution. Participants are immediately vested in their voluntary contributions plus actual earnings and in the Company’s matching contributions. The Company’s expense for this plan was $162,000, $381,000 and $474,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

Note 7. Major Customers and Geographic Revenues

Major customers are as follows:

	Year ended December 31,
	2000	2001	2002
U.S. Department of Energy	2%	35%	49%
California Energy Commission	—	—	23%
General Electric	52%	48%	15%
Solar Turbines	—	—	13%
McDermott	20%	9%	—
Gas Research Institute	14%	—	—

Revenue by geographic region is as follows:

	Year ended December 31,
	2000	2001	2002
United States	82%	59%	86%
Europe	18%	41%	14%

Total	100%	100%	100%

Note 8. Debt, Leases, Commitments and Contingencies

Debt agreements. In March 2002, Catalytica Energy received a term loan of $3,010,000 from the Arizona State Compensation Fund. Proceeds of this loan were applied to the purchase of a 43,000 square foot manufacturing and administrative facility in Gilbert, Arizona. This five-year term loan bears interest at a fixed annual rate of 7.4% and matures in April 2007. Payments of principal and interest totaling $21,000 are due monthly with a final principal payment of $2,844,000 due at maturity. This loan is secured by a deed of trust in the acquired real property.

Pursuant to an April 2002 settlement agreement with WGC (see Note 3), Catalytica Energy recorded two notes payable of $100,000 each. These notes are non-interest bearing and are due in full in January 2003 and January 2004.

CATALYTICA ENERGY SYSTEMS, INC. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (Continued)

The aggregate minimum annual commitments under long-term debt agreements as of December 31, 2002, are as follows (in thousands):

Year
2003	$130
2004	132
2005	35
2006	37
2007	2,855

$3,189

Capital leases. Catalytica Energy leases furniture and computer equipment under various capital lease agreements which expire in the fourth quarter of 2003 and the first quarter of 2004. The total balance outstanding under these capital lease agreements at December 31, 2002 was $61,000 of which $58,000 is payable in 2003 and $3,000 is payable in 2004. Amortization of assets under capital leases is included in depreciation expense.

Operating leases. Catalytica Energy leases its research and development facility in Mountain View, California under an operating lease agreement that expires on December 31, 2003. Management is exploring various alternatives regarding this space including extending the lease term on a portion of the 85,000 square feet currently occupied. Catalytica Energy currently subleases approximately 28,000 square feet leased at this site. Catalytica Energy leases from the City of Santa Clara, California a site which houses the Company’s field demonstration module of its Xonon Cool Combustion system. The lease of this space at Silicon Valley Power expires on February 28, 2004. Catalytica Energy leases an office facility in Scottsdale, Arizona under an operating lease agreement that expires on August 31, 2003. This facility has been entirely subleased. Additionally, Catalytica Energy leases copiers and office equipment under various lease agreements which expire through 2005.

From October 2001 to March 2002, Catalytica Energy leased its manufacturing and administrative facility in Gilbert, Arizona. In March 2002, Catalytica Energy completed the purchase of this facility which comprises 43,000 square feet for $4,097,000. In connection with the purchase of this building, the lease agreement was cancelled and Catalytica Energy has no further lease obligation. The Company currently subleases approximately 2,000 square feet of this facility.

The aggregate minimum annual commitments under all operating leases as of December 31, 2002, are as follows (in thousands):

Year
2003	$1,097
2004	39
2005	7

$1,143

Rent expense consisting of building and equipment rent was $218,000, $1,219,000 and $1,230,000 during the years ended December 31, 2000, 2001, and 2002, respectively. Rental income from the various sublease arrangements was $47,000, $1,864,000 and $1,201,000 during the years ended December 31, 2000, 2001 and 2002, respectively. Scheduled rental income for the year ending December 31, 2003 under the various sublease arrangements which expire through December 31, 2003 is $1,153,000.

Commitments. Catalytica Energy has entered into research collaboration arrangements that may require us to make future royalty payments. These payments would generally be due once specified milestones, such as the commencement of commercial sales of a product incorporating the funded technology, are achieved. Currently,

CATALYTICA ENERGY SYSTEMS, INC. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (Continued)

Catalytica Energy has four such arrangements with Tanaka Kikinzoku Kogyo K.K. (“Tanaka”), Gas Technology Institute (“GTI”) (formally known as Gas Research Institute), the California Energy Commission (“CEC”) and WGC. In certain cases these royalty payments are contingent upon the number of units sold during the period covered by the applicable agreement.

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

On December 19, 2001, we entered into a Control Patent Assignment and Cross License Agreement (“Patent Assignment Agreement”) with WGC pursuant to which WGC assigned a patent to us, and we and WGC cross-licensed certain intellectual property to each other. Under the Patent Assignment Agreement, we must pay WGC between $5,000 and $15,000 upon each shipment of a Xonon commercial unit. Additionally, as part of an April 2002 settlement agreement with WGC (the “Settlement Agreement”), we agreed to increase royalties by $2,500 per unit on our shipment of the first 100 gas turbines greater than 10 MW. These increased royalties are guaranteed, and we must pay them on 100 units even if we do not ship any units of this size. We prepaid $50,000 of these royalties to WGC in April 2002. We will pay WGC an additional $100,000 in January 2003 and $100,000 in January 2004, if we have not paid such amounts sooner through sales of units in accordance with the Patent Assignment Agreement. These guaranteed payments totaling $250,000 were recorded as a component of selling, general and administrative expenses during the three months ended March 31, 2002 and are in addition to the $5,000 we must pay to WGC under the Patent Assignment Agreement upon each shipment of a Xonon commercial unit in a gas turbine of this size.

The Patent Assignment Agreement also provides that each time we sublicense the WGC technology to a gas turbine manufacturer or third party control manufacturer, we will pay WGC a control technology license fee of $50,000, as well as a $3,000 additional license fee for each sale of a Xonon control system sold by such manufacturer. As a part of the Settlement Agreement, we paid $200,000 in April 2002 representing a pre-payment of the control technology license fees for our first four $50,000 sublicenses of the WGC control technology. This payment was recorded as a component of selling, general and administrative expenses during the three months ended March 31, 2002. We are obligated to make the foregoing license payments to WGC through December 31, 2014 or until our cumulative payments and license fees to WGC total $15,250,000, whichever occurs first.

WGC must pay us a fee of 1% of the sale price of each WGC control system installed in conjunction with Xonon catalytic modules for new and retrofit turbines. WGC is obligated to make these payments through December 31, 2014 or until we have received total payments of $2,000,000, whichever occurs first.

CATALYTICA ENERGY SYSTEMS, INC. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (Continued)

Contingencies. In December 2000, we agreed to indemnify DSM for liabilities related to us and CAT incurred prior and subsequent to our spin-off from Catalytica, Inc. To date, no claims have been made against us pursuant to this indemnification and, at December 31, 2002, we believe that the likelihood of any material claim being made against us is remote.

Note 9. Segment Disclosures

Catalytica Energy operates as one business segment. Consequently, segment disclosure for the years ended December 31, 2001 and 2002 is not provided. Prior to December 31, 2000, Catalytica Energy operated primarily in two businesses: Catalytica Energy, which is in the business of developing and commercializing Xonon technology and CAT, which conducted in-house and contract research and development. The Company determined these reportable operating segments based upon how the businesses were managed and operated. As such, the following table discloses their revenues and operating income for the above named operating segments for the year ended December 31, 2000, as well as identifiable assets as of December 31, 2000:

Revenues:
Catalytica Energy	$4,282
CAT	1,205

Total revenues	$5,487

Operating loss:
Catalytica Energy	$(13,688)
CAT	(2,762)

Total operating loss	$(16,450)

Identifiable assets:
Catalytica Energy	$66,748
CAT	1,024

Total assets	$67,772

Note 10. Restructuring and Related Activities

In the fourth quarter of 2001, Catalytica Energy’s management approved a restructuring plan to move the Company’s accounting and finance department to Gilbert, Arizona and to realign two additional functions within its corporate structure. Accordingly, the Company eliminated 7 employee positions in connection with this plan. Restructuring and related charges of $359,000 were recorded as a component of selling, general and administrative expenses during the fourth quarter of 2001. The initiatives contemplated under the restructuring plan were substantially completed by July 1, 2002. Components of accrued restructuring costs and amounts charged against the accrual during 2001 and 2002 were as follows:

	Beginning accrual	Adjustments and expenditures	Restructuring costs incurred	Ending accrual
	(in thousands)
Year ended December 31, 2001	$—	$359	$—	$359
Year ended December 31, 2002	359	(37)	322	—

CATALYTICA ENERGY SYSTEMS, INC. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 11. Selected Quarterly Financial Data (Unaudited) (In thousands, except per share amounts)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2001	2002	2001	2002	2001	2002	2001	2002
Research and development revenues	$1,446	$649	$2,212	$1,123	$1,177	$1,497	$688	$1,526
Total expenses	5,836	6,250	5,453	6,759	7,465	5,673	6,135	5,201

Operating loss	$(4,390)	$(5,601)	$(3,241)	$(5,636)	$(6,288)	$(4,176)	$(5,447)	$(3,675)

Net loss	$(3,725)	$(5,220)	$(2,871)	$(5,317)	$(5,860)	$(3,896)	$(7,133)	$(3,441)

Basic and diluted net loss per share	$(0.29)	$(0.30)	$(0.22)	$(0.30)	$(0.37)	$(0.22)	$(0.41)	$(0.20)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALYTICA ENERGY SYSTEMS, INC. (Registrant)

Dated:	March 28, 2003	By:	/s/ Michael J. Murry
Michael J. Murry President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael J. Murry his attorney-in-fact, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Michael J. Murry Michael J. Murry	President, Chief Executive Officer (Principal Executive Officer) and Director	March 21, 2003

/s/ Dennis S. Riebe Dennis S. Riebe	Chief Financial Officer (Principal Accounting and Financial Officer)	March 21, 2003

/s/ Ricardo B. Levy Ricardo B. Levy	Chairman of the Board	March 23, 2003

/s/ Peter Cartwright Peter Cartwright	Director	March 24, 2003

/s/ William B. Ellis William B. Ellis	Director	March 21, 2003

/s/ Howard I. Hoffen Howard I. Hoffen	Director	March 26, 2003

/s/ Craig N. Kitchen Craig N. Kitchen	Director	March 24, 2003

/s/ Ernest Mario Ernest Mario	Director	March 21, 2003

/s/ Frederick M. O’Such Frederick M. O’Such	Director	March 19, 2003

/s/ Susan F. Tierney Susan F. Tierney	Director	March 24, 2003

/s/ John A. Urquhart John A. Urquhart	Director	March 24, 2003

CATALYTICA ENERGY SYSTEMS, INC.

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Michael J. Murry, certify that:

1.	I have reviewed this annual report on Form 10-K of Catalytica Energy Systems, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

By:	/s/ Michael J. Murry
Name:	Michael J. Murry
Title:	Chief Executive Officer

CATALYTICA ENERGY SYSTEMS, INC.

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Dennis S. Riebe, certify that:

1.	I have reviewed this annual report on Form 10-K of Catalytica Energy Systems, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

By:	/s/ Dennis S. Riebe
Name:	Dennis S. Riebe
Title:	Chief Financial Officer