Form 10-Q
period 2003-03-31
CATALYTICA ENERGY SYSTEMS INC
filed 2003-05-09
CIK 1053361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to                             .

Commission File No. 000-31953

CATALYTICA ENERGY SYSTEMS, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	77-0410420 (IRS Employer Identification Number)

1388 North Tech Boulevard

Gilbert, Arizona 85233

(Address of principal executive offices)

(480) 556-5555

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

As of May 9, 2003, there were outstanding 17,617,635 shares of the Registrant’s common stock, par value $0.001, which is the only class of common stock of the Registrant registered under Section 12(g) of the Securities Act of 1933.

CATALYTICA ENERGY SYSTEMS, INC.

FORM 10-Q

March 31, 2003

Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Consolidated Statements of Operations for the three-month periods ended March 31, 2003 and 2002 and for the period from January 1, 1988 (inception) through March 31, 2003	3

Consolidated Balance Sheets at March 31, 2003 (Unaudited) and December 31, 2002	4

Unaudited Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2003 and 2002 and for the period from January 1, 1988 (inception) through March 31, 2003	5

Notes to Unaudited Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

Item 4. Evaluation of Disclosure Controls and Procedures	15

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	16

Signatures	17

Certifications	18

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CATALYTICA ENERGY SYSTEMS, INC. (a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

for the three-month periods ended March 31, 2003 and 2002

and for the period from January 1, 1988 (inception) through March 31, 2003

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Cumulative Amounts from January 1, 1988 (inception) through March 31, 2003
	2003	2002
Revenues:
Research and development contracts	$531	$649	$59,366

Costs and expenses:
Research and development	3,186	3,232	101,202
Selling, general and administrative	2,070	3,018	34,815
Legal settlements	—	—	4,500
Spin-off and related transaction costs	—	—	5,304
Costs associated with discontinued product line	—	—	9,299

Total costs and expenses	5,256	6,250	155,120

Operating loss	(4,725)	(5,601)	(95,754)
Interest income	231	387	7,644
Interest expense	(61)	(6)	(1,390)
Loss on equity investments	—	—	(10,258)
Impairment charge to implied goodwill of an equity investment	—	—	(2,145)

Net loss	$(4,555)	$(5,220)	$(101,903)

Basic and diluted net loss per share	$(0.26)	$(0.30)

Weighted average shares used in computing basic and diluted net loss per share	17,603	17,509

See accompanying notes.

CATALYTICA ENERGY SYSTEMS, INC. (a development stage company)

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,257	$45,965
Short-term investments	13,718	20,805
Accounts receivable, net	602	1,362
Inventory	518	479
Prepaid expenses and other assets	430	430

Total current assets	63,525	69,041

Property and equipment:
Land	611	611
Building and leasehold improvements	11,218	11,202
Equipment	7,993	7,855
Less accumulated depreciation and amortization	(12,663)	(12,254)

	7,159	7,414

Notes receivable from related parties, net	222	226

Other assets	336	340

Total assets	$71,242	$77,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$650	$738
Accrued payroll and benefits	1,456	2,428
Accrued legal settlements	250	500
Accrued liabilities and other	998	925
Current portion of long-term debt and capital lease obligations	175	188

Total current liabilities	3,529	4,779
Long-term debt and capital lease obligations	2,951	3,062

Total liabilities	6,480	7,841

Stockholders’ equity:
Common stock	18	18
Additional paid-in capital	166,679	166,533
Deferred compensation	(32)	(23)
Deficit accumulated during the development stage	(101,903)	(97,348)

Total stockholders’ equity	64,762	69,180

Total liabilities and stockholders’ equity	$71,242	$77,021

See accompanying notes.

CATALYTICA ENERGY SYSTEMS, INC. (a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three-month periods ended March 31, 2003 and 2002

and for the period from January 1, 1988 (inception) through March 31, 2003

(In thousands)

(Unaudited)

	Three Months Ended March 31,		Cumulative Amounts from January 1, 1988 (inception) through March 31, 2003
	2003	2002
Cash flows from operating activities:
Net loss	$(4,555)	$(5,220)	$(101,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	493	555	5,870
Forgiveness of notes receivable from related parties	15	15	798
Stock based compensation	5	32	857
Notes payable issued for contract modification	—	—	200
Losses in equity investments	—	—	10,258
Impairment charge to implied goodwill of an equity investment	—	—	2,145
Changes in:
Accounts and notes receivable	749	591	(1,004)
Inventory	(39)	(36)	(644)
Prepaid expenses and other assets	4	(464)	(258)
Accounts payable	(88)	(575)	725
Accrued liabilities and other	(1,149)	(759)	701

Net cash used in operating activities	(4,565)	(5,861)	(82,255)

Cash flows from investing activities:
Purchases of investments	(3,130)	(9,000)	(151,829)
Maturities of investments	10,150	10,500	138,985
Additions to property, plant and equipment, net	(171)	(4,087)	(10,341)
Deposits on facilities	—	—	(400)
Contributions in equity investments	—	—	(11,445)
Loans to equity investments	—	(500)	(500)

Net cash provided by (used in) investing activities	6,849	(3,087)	(35,530)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of repayments	(107)	3,010	2,882
Net payments on capital lease obligations	(17)	(15)	(139)
Proceeds from issuance of common stock to employees through stock plans	132	174	1,426
Net issuance of notes receivable to employees and related parties	—	—	(1,334)
Advances from Catalytica, Inc.	—	—	41,934
Payments to Catalytica, Inc.	—	—	(16,441)
Proceeds from issuance of common stock in connection with spin-off from Catalytica, Inc.	—	—	50,000
Proceeds from issuance of common and Series A preferred stock at inception	—	—	10,150

Proceeds from issuance of Series B preferred stock and option	—	—	29,922
Proceeds from follow-on offering, net	—	—	47,642

Net cash provided by financing activities	8	3,169	166,042

Net increase (decrease) in cash and cash equivalents	2,292	(5,779)	48,257
Cash and cash equivalents at beginning of period	45,965	70,064	—

Cash and cash equivalents at end of period	$48,257	$64,285	$48,257

Additional disclosure of cash flow information:
Deferred compensation for issuance and revaluation of stock options to non-employees	$14	$10	$589

Interest paid	$58	$6	$434

See accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Significant Accounting Policies

Description of Business.    Catalytica Energy Systems, Inc. (“Catalytica Energy,” “the Company” or “we”) is engaged in designing, developing and manufacturing advanced catalytic products for the energy and transportation industries with a focus on cost-effective solutions for improved performance and reduced emissions from combustion sources. Catalytica Energy was operated as part of Catalytica, Inc.’s research and development activities from its inception through the date of its creation as a separate subsidiary. In 1995, Catalytica Energy (then known as Catalytica Combustion Systems, Inc.) was incorporated and became a subsidiary of Catalytica, Inc. In December 2000, Catalytica Energy was combined with Catalytica Advanced Technologies, Inc., was spun off from Catalytica, Inc. and initiated operations as a stand-alone public entity. Catalytica Energy is in the development stage.

Unaudited Interim Financial Information.    The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2003. Certain amounts for prior periods have been reclassified to conform to the current presentation. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003.

Catalytica Energy operates as one business segment. Consequently, segment disclosure as of and for the three-month periods ended March 31, 2003 and 2002 is not provided.

Use of Estimates.    The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-Based Compensation.    The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Any deferred stock compensation calculated under APB Opinion No. 25 and related interpretations is amortized over the vesting period of the individual options, generally four years, using the straight-line method of amortization.

Stock-based awards to non-employees are accounted for at fair value, as generally calculated using the Black-Scholes model, in accordance with SFAS No. 123 and Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). Related options are subject to re-measurements over their vesting terms at the end of each reporting period.

Had compensation cost for Catalytica Energy’s stock-based compensation plan been determined based on the fair value at the grant dates for employee and director stock option awards consistent with the method of SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below:

(in thousands, except per share amounts)	Three months ended March 31,
	2003	2002
Net loss, as reported	$(4,555)	$(5,220)

SFAS No. 123 stock option plan compensation expense	(364)	(757)

Pro forma net loss	$(4,919)	$(5,977)

Basic and diluted net loss per share, as reported	$(0.26)	$(0.30)

Pro forma basic and diluted net loss per share	$(0.28)	$(0.34)

2. Net Loss per Share

Basic and diluted net loss per share is presented in accordance with SFAS No. 128, “Earnings Per Share.” As the Company’s potentially dilutive securities (stock options and warrants) were anti-dilutive for the three-month periods ended March 31, 2003 and 2002 because the Company incurred a net loss for both of those periods, such potentially dilutive securities have been excluded from the computation of weighted-average shares outstanding used in computing diluted net loss per share. Total options and warrants outstanding as of March 31, 2003 and 2002 were approximately 3,371,000 and 2,375,000, respectively.

(in thousands, except per share amounts)	Three months ended March 31,
	2003	2002
Numerator for basic and diluted net loss per share—net loss	$(4,555)	$(5,220)

Denominator for basic and diluted net loss per share—weighted average shares outstanding	17,603	17,509

Basic and diluted net loss per share	$(0.26)	$(0.30)

3. Contract Settlement Agreement

On August 14, 2000, the City of Glendale, California filed a complaint against Catalytica Energy, Catalytica, Inc. and GENXON Power Systems, LLC (“GENXON”), then a 50/50 joint venture between Catalytica Energy and Woodward Governor Company (“WGC”), asserting claims for breach of contract, breach of the covenants of good faith and fair dealing, fraud and negligent misrepresentation arising out of defendants’ termination of a September 16, 1996 Technical Services Agreement between the City of Glendale and Catalytica, Inc. On March 22, 2002, the parties entered into a settlement agreement with respect to this litigation. Under the terms of the settlement agreement, Catalytica Energy paid the City of Glendale $3,000,000 in April 2002, and all parties dismissed and released all claims arising out of the action.

Based on an agreement between WGC and Catalytica Energy entered into effective December 2001 (the “GENXON Membership Transfer and Settlement Agreement”), Catalytica Energy believed that WGC would provide reimbursement for 50% of the settlement amount, or $1,500,000. As of December 31, 2001, a reserve of $1,500,000 had been established to account for Catalytica Energy’s net settlement payment. In March 2002, WGC disputed the amount owed to Catalytica Energy as reimbursement of the settlement payment.

In April 2002, Catalytica Energy and WGC entered into a settlement and release of claims (the “Settlement Agreement”) with respect to the GENXON Membership Transfer and Settlement Agreement the parties had entered into in December 2001 pursuant to which WGC paid Catalytica Energy $1,500,000 in April 2002 as reimbursement of its portion of the settlement payment to the City of Glendale. In return, Catalytica Energy agreed to the amendment of certain provisions of the Control Patent Assignment and Cross License Agreement (“Patent Assignment Agreement”) entered into between Catalytica Energy and WGC on December 19, 2001 and also agreed to pay certain amounts to WGC. The amendments to the Patent Assignment Agreement increased the royalties owed by Catalytica Energy to WGC by $250,000 and required $50,000 of these royalties to be guaranteed and paid in advance. In accordance with the Settlement Agreement, Catalytica Energy paid WGC $250,000 in April 2002, which was a $50,000 prepayment of royalties under the Patent Assignment Agreement as well as a prepayment of $200,000 of nonrefundable control technology license fees for Catalytica Energy’s first four $50,000 sublicenses of the WGC control technology licensed to the Company. Catalytica Energy paid WGC $100,000 in January 2003 and owes WGC an additional $100,000 of guaranteed royalties, evidenced by a non-interest bearing promissory note which is due and payable in January 2004 if such amount has not previously been paid in accordance with the terms of the Patent Assignment Agreement.

During the three months ended March 31, 2002, Catalytica Energy recorded a general and administrative expense of $450,000 for the royalties and license fees payable to WGC pursuant to the Settlement Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. The words “anticipates,” “believes,” “expects,” “intends,” “will” and similar expressions identify forward-looking statements, which are based on information available to us on the date hereof. These forward-looking statements include predictions regarding our future: results of operations; revenues, including the availability of research and development funding from government agencies and original equipment manufacturing (“OEM”) partners; research and development expenses; selling, general and administrative expenses; interest income and interest expense; expenditure of capital resources; liquidity and sufficiency of existing cash, cash equivalents and short-term investments for near-term requirements; retention of future earnings; and the effect of recent accounting pronouncements on our results of operations and financial condition. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in “Risks That Could Affect Our Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2002 and elsewhere in this Report on Form 10-Q. We assume no obligation to update any forward-looking statements contained in this report.

Overview

Catalytica Energy Systems, Inc. (“Catalytica Energy,” “the Company” or “we”) designs, develops and manufactures advanced catalytic products for the energy and transportation industries with a focus on cost-effective solutions for improved performance and reduced emissions from combustion sources. We were operated as part of Catalytica, Inc.’s research and development activities from our inception through the date of our creation as a separate subsidiary. In 1995, Catalytica Energy (then known as Catalytica Combustion Systems, Inc.) was incorporated and became a subsidiary of Catalytica, Inc. In December 2000, Catalytica Advanced Technologies, Inc., another subsidiary of Catalytica, Inc., was merged into Catalytica Energy and the combined entity was spun-out from Catalytica, Inc. as a separate, stand-alone public company.

Our proprietary technologies include the application of catalysts to combustion systems and next-generation fuel processing applications to mitigate the environmental impact of power generation and transportation systems. We are marketing our first commercial product, Xonon Cool Combustion™, a pollution prevention technology that enables natural gas-fired turbines to achieve ultra-low emissions power production. Xonon® reduces the formation of nitrogen oxides (“NOx”), a primary contributor to smog, through a proprietary catalytic combustion process. We are also conducting technology development efforts related to fuel processing for fuel cells and are actively pursuing adaptation of our core Xonon technology to mobile, off-road and stationary diesel applications.

Results of Operations

Revenue.    Revenue primarily consists of research and development contracts funded by gas turbine manufacturers, government sources and research institutions, the timing of which may vary from period to period based on the terms agreed upon by us and the funding party. We expect to continue to pursue funded research programs, however, these may not be a continual source of revenue. Most of our research and development contracts are subject to periodic review by the funding partner, which may result in modifications, termination of funding or schedule delays. Due to the nature of our operating history, period comparisons of revenue are not necessarily meaningful and should not be relied upon as indications of future performance. In return for funding development, collaborative partners may receive certain rights in the commercialization of any resulting technology, including royalty payments on future sales (see “Other Commitments” below).

	Three Months Ended March 31,		% Change
(in thousands)	2003	2002
Research and development contracts	$531	$649	(18)%

Revenue during the three months ended March 31, 2003 declined from the corresponding period of 2002 primarily as a result of a reduction in funding of $117,000 from a gas turbine manufacturer. Following the first quarter of 2002, revenue from programs to apply Xonon technology to the manufacturer’s gas turbine engines was reduced as the engine development stage was completed and final preparations began for prototype testing.

We expect that revenue during the full fiscal year ending December 31, 2003 will be less than that during fiscal 2002 due to reduced availability of funding from governmental agencies and OEM partners as a result of the weak economic environment and challenging market conditions in the gas turbine industry.

Research and Development Expenses (“R&D”).    R&D includes compensation and benefits for engineering and manufacturing staff, fees for contract engineers, materials to build prototype units, amounts paid to outside suppliers for subcontracted components and services, supplies used and facilities and information technology costs. We expense all R&D costs as incurred. As we begin to fulfill commercial orders, we will incur cost of goods sold expenses.

	Three Months Ended March 31,
(in thousands)	2003	2002	% Change
R&D	$3,186	$3,232	(1)%

R&D during the three months ended March 31, 2003 declined slightly from the corresponding period of 2002 primarily as a result of reduced salaries and wages related to a reduction in staff. During the three months ended March 31, 2003, severance costs of $64,000 related to the elimination of certain administrative and support positions in our engineering and manufacturing departments were expensed.

We expect that R&D during the full fiscal year ending December 31, 2003 will be less than that during fiscal 2002 due to a planned reduction in spending on funded research projects. However, we will continue to focus our research efforts on those programs that we believe may result in commercial product opportunities.

Selling, General and Administrative Expenses (“SG&A”).    SG&A includes compensation and benefits, facilities and information technology costs and professional fees for corporate functions which include management, business development, marketing, human resources, sales and finance.

	Three Months Ended March 31,
(in thousands)	2003	2002	% Change
SG&A	$2,070	$3,018	(31)%

Included in SG&A during the three months ended March 31, 2002 was a charge of $450,000 related to an April 2002 settlement agreement with Woodward Governor Company (“WGC”) with respect to the GENXON Membership Transfer and Settlement Agreement the parties had originally entered into in December 2001 (see “Other Commitments”). Also included in SG&A during the three months ended March 31, 2002 was a reserve of $100,000 related to certain leasehold improvements that the Company determined to be impaired and professional fees of $50,000 related to a Shareholder Rights Plan that the Company adopted in January 2002.

Additional items contributing to the decrease in SG&A during the three months ended March 31, 2003 compared with the corresponding period of fiscal 2002 include: a reduction of $145,000 in amortization of leasehold improvements due to an impairment charge recorded in 2002, a decrease in building rent expense of $88,000 due to the purchase of the Arizona manufacturing and administrative facility in March 2002 and a reduction in employee relocation costs of $70,000.

During the three months ended March 31, 2003, severance costs of $346,000 related to the elimination of certain positions in our administrative, human resources, marketing, and information technology departments were expensed.

We expect that SG&A during the full fiscal year ending December 31, 2003 will be less than that during fiscal 2002 due to the non-recurrence of the $450,000 WGC settlement and continued efforts to streamline operations.

Interest Income and Expense.    Our interest income consists of interest earned on cash, cash equivalents and short-term investments. Interest expense reflects amounts accrued under long-term debt and capital lease obligations.

	Three Months Ended March 31,
(in thousands)	2003	2002	% Change
Interest income	$231	$387	(40)%
Interest expense	61	6	917%

Interest income during the three months ended March 31, 2003 was significantly lower than that during the corresponding period of fiscal 2002 due to lower average cash and investments balances and lower average market interest rates during fiscal 2003. We expect that interest income will decline during the full fiscal year ending December 31, 2003 compared to that during fiscal 2002 as we use cash to fund operations and commercialize Xonon.

Interest expense during the three months ended March 31, 2003 was significantly higher than the corresponding period of 2002 due to the funding of a $3,010,000 loan in March 2002 to finance the purchase of a manufacturing and administrative facility in Gilbert, Arizona. It is anticipated that this loan will be outstanding during all twelve months of the fiscal year ending December 31, 2003 and, therefore, we expect that interest expense will be higher than that during fiscal 2002.

Income Taxes.    No benefit from income taxes was recorded on the losses incurred during the three-month periods ended March 31, 2003 and 2002 because the expected benefit, computed by applying statutory tax rates to the net loss, was offset by an increase in the valuation allowance for deferred tax assets.

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

Our significant accounting policies are disclosed in Note 1 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. We recognize revenue from our funded research and development contracts as work is performed and billable hours are incurred by us, in accordance with each contract. Since these programs are subject to government audits, we maintain a revenue cost reserve for our government-funded programs in the event any of these funded costs, including overhead, are disallowed. If we underestimate the amount of disallowed funding for a particular program, we will have to reduce our revenue in a subsequent period by the amount by which actual disallowed funding exceeds our estimate. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers or funding partners to make required payments. If the financial condition of any of our customers or funding partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required. We maintain a reserve for notes receivable in the event repayment of a note is uncertain. If the financial condition of any of our debtors were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances or write-offs would be required. Based on changes in market prices, we periodically write down our inventory of certain precious metals used in our products by an amount equal to the difference between the cost of inventory and its estimated realizable value. If actual market conditions become less favorable, additional inventory write-downs would be required. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We maintain a reserve for the costs to repair or replace our products being used in commercial applications during the applicable warranty period. Given our status as a development stage company, the estimate of such costs is subject to adjustment as the rate of defects and cost of related repairs are established over time. We record a reserve for contingencies, including litigation settlements, when a liability becomes probable and estimable. The amount we record for litigation reserves is based upon our best estimate at the time and is subject to change as facts we are aware of change or ultimate determinations or settlements are made.

Liquidity and Capital Resources

Prior to our spin-off in December 2000, Catalytica, Inc. made a $50,000,000 cash investment in us. Additionally, in August 2001, we received net proceeds of $47,642,000 from a public offering of our common stock. At March 31, 2003, we had cash, cash equivalents and short-term investments totaling $61,975,000.

Our capital requirements depend on numerous factors including, but not limited to, product development and commercialization activities, the timing and level of research and development funding, market acceptance of our products and our rate of sales growth. We expect to devote substantial capital resources to further commercialize our technology, hire and train our production staff, develop and expand our manufacturing capacity, begin production activities and expand our research and development activities. We may enter into acquisitions or strategic arrangements which could require the use of cash or additional equity or debt financing. In addition, a principal repayment of our long-term debt totaling $2,844,000 is due in April 2007. We believe that our available cash, cash equivalents and short-term investments as of March 31, 2003 will provide sufficient capital to fund operations as presently planned for at least the next twelve months.

We have never paid cash dividends on our common stock or any other securities. We anticipate that we will retain any future earnings for use in the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

Other Commitments

In December 2000, we agreed to indemnify DSM Catalytica, Inc. (“DSM”), the successor corporation to Catalytica, Inc., for liabilities related to us and Catalytica Advanced Technologies, Inc. incurred prior and subsequent to our spin-off from Catalytica, Inc. To date, no claims have been made against us pursuant to this indemnification and, as of March 31, 2003, we believe that the likelihood of any material claim being made against us is remote.

We have entered into research collaboration arrangements that may require us to make future royalty payments. These payments would generally be due once specified milestones, such as the commencement of commercial sales of a product incorporating the funded technology, are achieved. Currently, we have four such arrangements with Tanaka Kikinzoku Kogyo K.K. (“Tanaka”), Gas Technology Institute (“GTI”) (formerly known as Gas Research Institute), the California Energy Commission (“CEC”) and WGC.

A significant amount of the development effort related to our catalytic combustion technology was funded by Tanaka under a January 1995 development agreement which divides commercialization rights to the technology between the parties along product market lines. We have exclusive rights to manufacture and market catalytic combustion systems for gas turbines of greater than 25 mega-watt (“MW”) power output and non-exclusive rights for gas turbines of 25 MW power output or less. Tanaka has reciprocal exclusive rights to manufacture and market catalytic combustors for use in automobiles and non-exclusive rights for gas turbines of 25 MW power output or less. In each case, the manufacturing and marketing party will pay a royalty of 5% of net sales to the other party. Each party is responsible for its own development expenses, and any invention made after May 1, 1995 is the sole property of the party making the invention, while the other party has a right to obtain a royalty-bearing, non-exclusive license to use the invention in its areas of exclusivity. As commercialized, the Xonon system contains significant technology developed by us after May 1, 1995 and no technology developed by Tanaka after this date. Our development agreement with Tanaka expires in 2005, and we have no further royalty obligations to Tanaka after 2005. Through March 31, 2003, we have made payments totaling $6,200 to Tanaka under this agreement.

In January 2000, we entered into a funding arrangement with GTI to fund the development of our Xonon combustor and to demonstrate its performance. We will be required to make royalty payments to GTI of $243,000 per year for seven years beginning with the sale, lease or other transfer of the twenty-fifth catalyst module for gas turbines rated greater than 1 MW, up to a maximum of $1,701,000. No royalties have accrued or been paid on this agreement to date.

In September 1998, we entered into a funding arrangement with the CEC under which they agreed to fund a portion of our Xonon engine test and demonstration facility located in Santa Clara, California. Under this agreement, we are required to pay a royalty of 1.5% of the sales price on the sale of each product or right developed under this project for fifteen years upon initiation of the first commercial sale of a Xonon-equipped engine greater than 1MW. We have the right to choose an early buyout option for an amount equal to $2,633,000 provided that the payment occurs within two years from the date upon which royalties are first due to the CEC. No royalties have accrued or been paid on this agreement to date.

On December 19, 2001, we entered into a Control Patent Assignment and Cross License Agreement (“Patent Assignment Agreement”) with WGC pursuant to which WGC assigned a patent to us, and we and WGC cross-licensed certain intellectual property to each other. Under the Patent Assignment Agreement, we must pay WGC between $5,000 and $15,000 upon each shipment of a Xonon commercial unit. Additionally, as part of an April 2002 settlement agreement with WGC (the “Settlement Agreement”), we agreed to increase royalties by $2,500 per unit on our shipment of the first 100 gas turbines greater than 10MW. These increased royalties are guaranteed, and we must pay them on 100 units even if we do not ship any units of this size. We prepaid $50,000 of these royalties to WGC in April 2002. We paid WGC $100,000 in January 2003 and will pay WGC $100,000 in January 2004, if we have not paid such amounts sooner through sales of units in accordance with the Patent Assignment Agreement. These guaranteed payments totaling $250,000 were recorded as a component of selling, general and administrative expenses during the three months ended March 31, 2002 and are in addition to the $5,000 we must pay to WGC under the Patent Assignment Agreement upon each shipment of a Xonon commercial unit in a gas turbine of this size.

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

RISKS THAT COULD AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should carefully consider the risks described in our Annual Report on Form 10-K for the year ended December 31, 2002 before you decide to buy, hold or sell our common stock. The listed risk factors could materially and adversely affect our future operating results and could cause actual events to differ materially from those predicted in any forward-looking statements we make about our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest have market risk. This means that a change in prevailing interest rates would cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will decline. In an effort to minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of our investments in 2003 and 2002 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is required.

The effect of inflation and changing prices on our operations was not significant during the periods presented. We have operated primarily in the United States and all revenue recognized to date has been in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

ITEM 4. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others as appropriate to allow timely decisions regarding required disclosure under the Exchange Act.

(b)	Changes in internal controls. There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II – OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.41	Change of Control Severance Agreement with Robert W. Zack dated August 16, 2002.

10.42	Letter Agreement with Robert W. Zack dated February 6, 2003.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter ended March 31, 2003.

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

Date:    May 9, 2003

CATALYTICA ENERGY SYSTEMS, INC. (Registrant)

By:	/s/ ROBERT W. ZACK
Robert W. Zack
Vice President of Finance and Chief Financial Officer

Signing on behalf of the Registrant and as principal financial officer

CATALYTICA ENERGY SYSTEMS, INC.

CERTIFICATIONS

I, Michael J. Murry, certify that:

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

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

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

5. The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant ‘s internal controls; and

6. The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 9, 2003

By:	/s/ MICHAEL J. MURRY
Name:	Michael J. Murry
Title:	President and Chief Executive Officer

I, Robert W. Zack, certify that:

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

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

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

5. The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant ‘s internal controls; and

6. The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 9, 2003

By:	/s/ ROBERT W. ZACK
Name:	Robert W. Zack
Title:	Vice President of Finance and Chief Financial Officer