Form 10-Q
period 2003-06-30
CATALYTICA ENERGY SYSTEMS INC
filed 2003-08-05
CIK 1053361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of August 5, 2003, there were outstanding 17,695,324 shares of the Registrant’s common stock, par value $0.001, which is the only class of common stock of the Registrant registered under Section 12(g) of the Securities Act of 1933.

CATALYTICA ENERGY SYSTEMS, INC.

FORM 10-Q

June 30, 2003

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Unaudited Consolidated Statements of Operations for the three and six-month periods ended June 30, 2003 and 2002 and for the period from January 1, 1988 (inception) through June 30, 2003	3

	Consolidated Balance Sheets at June 30, 2003 (Unaudited) and December 31, 2002	4

	Unaudited Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2003 and 2002 and for the period from January 1, 1988 (inception) through June 30, 2003	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4.	Evaluation of Disclosure Controls and Procedures	14

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 6.	Exhibits and Reports on Form 8-K	15

Signatures		16

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CATALYTICA ENERGY SYSTEMS, INC. (a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and six-month periods ended June 30, 2003 and 2002 and for the period from January 1, 1988 (inception) through June 30, 2003

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Amounts from January 1, 1988 (inception) through June 30,
	2003	2002	2003	2002	2003
Revenues:
Research and development contracts	$959	$1,123	$1,490	$1,772	$60,325
Costs and expenses:
Research and development	2,851	3,827	6,037	7,059	104,053
Selling, general and administrative	1,726	2,932	3,796	5,950	36,541
Legal settlements	—	—	—	—	4,500
Spin-off and related transaction costs	—	—	—	—	5,304
Costs associated with discontinued product line	—	—	—	—	9,299

Total costs and expenses	4,577	6,759	9,833	13,009	159,697

Operating loss	(3,618)	(5,636)	(8,343)	(11,237)	(99,372)
Interest income	197	378	428	765	7,841
Interest expense	(59)	(59)	(120)	(65)	(1,449)
Loss on equity investments	—	—	—	—	(10,258)
Impairment charge to implied goodwill of an equity investment	—	—	—	—	(2,145)

Net loss	$(3,480)	$(5,317)	$(8,035)	$(10,537)	$(105,383)

Basic and diluted net loss per share	$(0.20)	$(0.30)	$(0.46)	$(0.60)

Weighted average shares used in computing basic and diluted net loss per share	17,636	17,510	17,620	17,509

See accompanying notes.

CATALYTICA ENERGY SYSTEMS, INC. (a development stage company)

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,226	$45,965
Short-term investments	18,363	20,805
Accounts receivable, net	391	1,362
Inventory	452	479
Prepaid expenses and other assets	773	430

Total current assets	60,205	69,041

Property and equipment:
Land	611	611
Building and leasehold improvements	11,218	11,202
Equipment	8,253	7,855
Less accumulated depreciation and amortization	(13,220)	(12,254)

	6,862	7,414

Notes receivable from related parties, net	207	226

Other assets	335	340

Total assets	$67,609	$77,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$521	$738
Accrued payroll and benefits	1,705	2,428
Accrued legal settlements	—	500
Accrued liabilities and other	935	925
Current portion of long-term debt and capital lease obligations	158	188

Total current liabilities	3,319	4,779
Long-term debt and capital lease obligations	2,943	3,062
Other long-term liabilities	24	—

Total liabilities	6,286	7,841

Stockholders’ equity:
Common stock	18	18
Additional paid-in capital	166,734	166,533
Deferred compensation	(46)	(23)
Deficit accumulated during the development stage	(105,383)	(97,348)

Total stockholders’ equity	61,323	69,180

Total liabilities and stockholders’ equity	$67,609	$77,021

See accompanying notes.

CATALYTICA ENERGY SYSTEMS, INC. (a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six-month periods ended June 30, 2003 and 2002

and for the period from January 1, 1988 (inception) through June 30, 2003

(In thousands)

(Unaudited)

	Six Months Ended June 30,		Cumulative Amounts from January 1, 1988 (inception) through
	2003	2002	June 30, 2003
Cash flows from operating activities:
Net loss	$(8,035)	$(10,537)	$(105,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,117	1,376	6,494
Forgiveness of notes receivable from related parties	30	30	813
Stock based compensation	30	70	882
Notes payable issued for contract modification	—	200	200
Losses in equity investments	—	—	10,258
Impairment charge to implied goodwill of an equity investment	—	—	2,145
Changes in:
Accounts and notes receivable	960	422	(793)
Inventory	27	(232)	(578)
Prepaid expenses and other assets	(338)	14	(600)
Accounts payable	(217)	(28)	596
Accrued liabilities and other	(1,189)	(2,845)	661

Net cash used in operating activities	(7,615)	(11,530)	(85,305)

Cash flows from investing activities:
Purchases of investments	(11,517)	(11,586)	(160,216)
Maturities of investments	13,825	17,500	142,660
Additions to property and equipment, net	(431)	(4,599)	(10,601)
Deposits on facilities	—	—	(400)
Contributions in equity investments	—	—	(11,445)
Loans to equity investments	—	(500)	(500)

Net cash provided by (used in) investing activities	1,877	815	(40,502)

Cash flows from financing activities:
Net (payments on) proceeds from issuance of long-term debt	(115)	3,003	2,874
Net payments on capital lease obligations	(34)	(27)	(156)
Proceeds from issuance of common stock to employees through stock plans	148	173	1,442
Net issuance of notes receivable to employees and related parties	—	—	(1,334)
Advances from Catalytica, Inc.	—	—	41,934
Payments to Catalytica, Inc.	—	—	(16,441)
Proceeds from issuance of common stock in connection with spin-off from Catalytica, Inc.	—	—	50,000
Proceeds from issuance of common and Series A preferred stock at inception	—	—	10,150
Proceeds from issuance of Series B preferred stock and option	—	—	29,922
Proceeds from follow-on offering, net	—	—	47,642

Net cash (used in) provided by financing activities	(1)	3,149	166,033

Net (decrease) increase in cash and cash equivalents	(5,739)	(7,566)	40,226
Cash and cash equivalents at beginning of period	45,965	70,064	—

Cash and cash equivalents at end of period	$40,226	$62,498	$40,226

Additional disclosure of cash flow information:
Deferred compensation for issuance and revaluation of stock options to non-employees	$53	$10	$628

Interest paid	$114	$65	$507

See accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Significant Accounting Policies

Description of Business. Catalytica Energy Systems, Inc. (“Catalytica Energy,” “the Company” or “we”) designs, develops and manufactures advanced products for the energy and transportation industries with a focus on cost-effective solutions for improved performance and reduced emissions from combustion sources. Catalytica Energy was operated as part of Catalytica, Inc.’s research and development activities from its inception through the date of its creation as a separate subsidiary. In 1995, Catalytica Energy (then known as Catalytica Combustion Systems, Inc.) was incorporated and became a subsidiary of Catalytica, Inc. In December 2000, Catalytica Energy was combined with Catalytica Advanced Technologies, Inc., was spun off from Catalytica, Inc. and initiated operations as a stand-alone public entity. Catalytica Energy is in the development stage.

Unaudited Interim Financial Information. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2003. Certain amounts for prior periods have been reclassified to conform to the current presentation. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003.

Catalytica Energy operates as one business segment. Consequently, segment disclosure as of and for the three and six-month periods ended June 30, 2003 and 2002 is not provided.

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

Had compensation cost for Catalytica Energy’s stock-based compensation plan been determined based on the fair value at the grant dates for employee and director stock option awards consistent with the method of SFAS No. 123, the Company’s net loss would have been increased or decreased to the pro forma amounts indicated below:

(in thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net loss, as reported	$(3,480)	$(5,317)	$(8,035)	$(10,537)

SFAS No. 123 stock option plan compensation benefit (expense)	186	(716)	(180)	(1,473)

Pro forma net loss	$(3,294)	$(6,033)	$(8,215)	$(12,010)

Basic and diluted net loss per share, as reported	$(0.20)	$(0.30)	$(0.46)	$(0.60)

Pro forma basic and diluted net loss per share	$(0.19)	$(0.34)	$(0.47)	$(0.69)

During the quarter ended June 30, 2003, the SFAS No. 123 impact was a benefit of $186,000 due to a reduction in the Company’s workforce which had the effect of reversing $779,000 of pro forma expense that had been presented in previous periods.

2. Net Loss per Share

Basic and diluted net loss per share is presented in accordance with SFAS No. 128, “Earnings Per Share.” The Company’s potentially dilutive securities (stock options and warrants) were anti-dilutive for the three and six-month periods ended June 30, 2003 and 2002 because the Company incurred a net loss for each of those periods, and therefore, such potentially dilutive securities have been excluded from the computation of weighted-average shares outstanding used in computing diluted net loss per share. Total stock options and warrants outstanding as of June 30, 2003 and 2002 were approximately 3,162,000 and 2,299,000, respectively. The following table sets forth the computation of basic and diluted net loss attributable to common shareholders per share:

(in thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Numerator for basic and diluted net loss per share – net loss	$(3,480)	$(5,317)	$(8,035)	$(10,537)

Denominator for basic and diluted net loss per share – weighted average shares outstanding	17,636	17,510	17,620	17,509

Basic and diluted net loss per share	$(0.20)	$(0.30)	$(0.46)	$(0.60)

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

In March 2002, Catalytica Energy recorded a general and administrative expense of $450,000 for the royalties and license fees payable to WGC pursuant to the Settlement Agreement.

4. Impact of Recently Issued Accounting Standards

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company’s adoption of FIN No. 45 did not have a material impact on our results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” FIN No. 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN No. 46 did not have a material effect on our results of operations or financial position.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company does not believe that the adoption of SFAS No. 150 will have a material impact on its results of operations or financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. The words “anticipates,” “believes,” “expects,” “intends,” “will” and similar expressions identify forward-looking statements, which are based on information available to us on the date hereof. These forward-looking statements include predictions regarding our future results of operations; revenues, including the availability of research and development funding from government agencies and original equipment manufacturing (“OEM”) partners; research and development expenses; selling, general and administrative expenses; interest income and interest expense; expenditure of capital resources; liquidity and sufficiency of existing cash, cash equivalents and short-term investments for near-term requirements; retention of future earnings; and the effect of recent accounting pronouncements on our results of operations and financial condition. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in “Risks That Could Affect Our Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2002 and elsewhere in this Quarterly Report on Form 10-Q. We assume no obligation to update any forward-looking statements contained in this report.

Overview

Catalytica Energy Systems, Inc. (“Catalytica Energy,” “the Company” or “we”) designs, develops and manufactures advanced products for the energy and transportation industries with a focus on cost-effective solutions for improved performance and reduced emissions from combustion sources. We were operated as part of Catalytica, Inc.’s research and development activities from our inception through the date of our creation as a separate subsidiary. In 1995, Catalytica Energy (then known as Catalytica Combustion Systems, Inc.) was incorporated and became a subsidiary of Catalytica, Inc. In December 2000, Catalytica Advanced Technologies, Inc., another subsidiary of Catalytica, Inc., was merged into Catalytica Energy and the combined entity was spun-out from Catalytica, Inc. as a separate, stand-alone public company.

Our proprietary technologies include the application of catalysts to combustion systems and next-generation fuel processors to mitigate the environmental impact of power generation and transportation systems. We are marketing our first commercial product, Xonon Cool Combustion™, a pollution prevention technology that enables natural gas-fired turbines to achieve ultra-low emission power production. Xonon® reduces the formation of nitrogen oxides (“NOx”), a primary contributor to air pollution, through a proprietary catalytic combustion process. We are also conducting technology development efforts related to fuel processing for fuel cells and are actively pursuing adaptation of our core Xonon technology to mobile, off-road and stationary diesel applications.

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

(dollars in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002	% Change	2003	2002	% Change
Research and development contracts	$959	$1,123	(15)%	$1,490	$1,772	(16)%

The decline in revenue during the three and six-month periods ended June 30, 2003 compared to the corresponding periods of 2002 reflects the completion of a research program funded by the U.S. Department of Energy in August 2002. Revenue recorded from this program to enhance the performance of combustion systems using Xonon technology was $473,000 during the three and six-month periods ended June 30, 2002. Partially offsetting the decline in revenue from termination of this program was funding from a state governmental agency for a research program which commenced in August 2002. Revenue recorded from this program to apply Xonon technology to multi-combustor gas turbine engines during the three and six-month periods ended June 30, 2003 was $156,000 and $171,000, respectively.

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

(dollars in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002	% Change	2003	2002	% Change
R&D	$2,851	$3,827	(26)%	$6,037	$7,059	(14)%

The decline in R&D during the three and six-month periods ended June 30, 2003 compared to the corresponding periods of 2002 reflects reduced salaries and benefits following a February 2003 restructuring in which certain administrative and support positions were eliminated from our engineering and manufacturing departments. Additionally, amounts paid to outside suppliers and consultants for subcontracted components and services have been reduced during 2003 as a result of a reduction in the work required for funded research programs.

We expect that R&D during the full fiscal year ending December 31, 2003 will be less than that during fiscal 2002 due to a planned reduction in spending on funded research projects. However, we continue to focus our research efforts on those programs that we believe may result in commercial product opportunities.

Selling, General and Administrative Expenses (“SG&A”). SG&A includes compensation and benefits, facilities and information technology costs and professional fees for corporate functions which include management, business development, marketing, human resources, sales and finance.

(dollars in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002	% Change	2003	2002	% Change
SG&A	$1,726	$2,932	(41)%	$3,796	$5,950	(36)%

The decline in SG&A during the three and six-month periods ended June 30, 2003 compared to the corresponding periods of 2002 reflects reduced salaries and benefits following a February 2003 restructuring in which certain positions were eliminated from our accounting, human resources, marketing and information technology departments. Employee relocation costs were also lower in 2003 due to costs incurred in 2002 to move personnel to a new manufacturing and administrative facility in Gilbert, Arizona. In addition, included in SG&A during the six months ended June 30, 2002 was a charge of $450,000 related to an April 2002 settlement agreement with Woodward Governor Company (“WGC”) with respect to the GENXON Membership Transfer and Settlement Agreement the parties had originally entered into in December 2001 (see “Other Commitments”). Legal fees were higher during the three and six-month periods ended June 30, 2002 than during the corresponding periods of 2003 as a result of this matter and certain other legal issues which did not recur during 2003.

We expect that SG&A during the full fiscal year ending December 31, 2003 will be less than that during fiscal 2002 due to continued efforts to streamline operations and the non-recurrence of the $450,000 WGC settlement and employee relocation costs.

Interest Income and Expense. Our interest income consists of interest earned on cash, cash equivalents and short-term investments. Interest expense reflects amounts accrued under long-term debt and capital lease obligations.

(dollars in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002	% Change	2003	2002	% Change
Interest income	$197	$378	(48)%	$428	$765	(44)%
Interest expense	59	59	—	120	65	85

Interest income during 2003 was significantly lower than that during 2002 due to lower average cash and short-term investments balances and lower average market interest rates during 2003. We expect that interest income will decline during the full fiscal year ending December 31, 2003 compared to that during fiscal 2002 as we use cash to fund operations and commercialize our technology.

Interest expense during the six months ended June 30, 2003 was higher than the corresponding period of 2002 due to the funding of a $3,010,000 loan in March 2002 to finance the purchase of a manufacturing and administrative facility in Gilbert, Arizona. It is anticipated that this loan will be outstanding during all twelve months of the fiscal year ending December 31, 2003 and, therefore, we expect that interest expense will be higher than that during fiscal 2002.

Income Taxes. No benefit from income taxes was recorded on the losses incurred during the three and six-month periods ended June 30, 2003 and 2002 because the expected benefit, computed by applying statutory tax rates to the net loss, was offset by an increase in the valuation allowance for deferred tax assets.

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

Liquidity and Capital Resources

Prior to our spin-off in December 2000, Catalytica, Inc. made a $50,000,000 cash investment in us. Additionally, in August 2001, we received net proceeds of $47,642,000 from a public offering of our common stock. At June 30, 2003, we had cash, cash equivalents and short-term investments totaling $58,589,000.

Our capital requirements depend on numerous factors including, but not limited to, product development and commercialization activities, the timing and level of research and development funding, market acceptance of our products and our rate of sales growth. We expect to devote substantial capital resources to further commercialize our technology, hire and train our production staff, develop and expand our manufacturing capacity, begin production activities and expand our research and development activities. We may enter into acquisitions or strategic arrangements which could require the use of cash or additional equity or debt financing. In this regard, as part of our growth strategy, we have in the past and may continue to enter into discussions with third parties regarding potential acquisitions of businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities. In addition, a principal repayment of our long-term debt totaling $2,844,000 is due in April 2007. We believe that our available cash, cash equivalents and short-term investments as of June 30, 2003 will provide sufficient capital to fund operations as presently planned for at least the next twelve months.

We have never paid cash dividends on our common stock or any other securities. We anticipate that we will retain any future earnings for use in the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

Other Commitments

In December 2000, we agreed to indemnify DSM Catalytica, Inc. (“DSM”), the successor corporation to Catalytica, Inc., for liabilities related to us and Catalytica Advanced Technologies, Inc. incurred prior and subsequent to our spin-off from Catalytica, Inc. To date, no claims have been made against us pursuant to this indemnification and, as of June 30, 2003, we believe that the likelihood of any material claim being made against us is remote.

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

A significant amount of the development effort related to our catalytic combustion technology was funded by Tanaka under a January 1995 development agreement which divides commercialization rights to the technology between the parties along product market lines. We have exclusive rights to manufacture and market catalytic combustion systems for gas turbines of greater than 25 mega-watt (“MW”) power output and non-exclusive rights for gas turbines of 25 MW power output or less. Tanaka has reciprocal exclusive rights to manufacture and market catalytic combustors for use in automobiles and non-exclusive rights for gas turbines of 25 MW power output or less. In each case, the manufacturing and marketing party will pay a royalty of 5% of net sales to the other party. Each party is responsible for its own development expenses, and any invention made after May 1, 1995 is the sole property of the party making the invention, while the other party has a right to obtain a royalty-bearing, non-exclusive license to use the invention in its areas of exclusivity. As commercialized, the Xonon system contains significant technology developed by us after May 1, 1995 and no technology developed by Tanaka after this date. Our development agreement with Tanaka expires in 2005, and we have no further royalty obligations to Tanaka after 2005. Through June 30, 2003, we have made payments totaling $7,600 to Tanaka under this agreement.

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

On December 19, 2001, we entered into a Control Patent Assignment and Cross License Agreement (“Patent Assignment Agreement”) with WGC pursuant to which WGC assigned a patent to us, and we and WGC cross-licensed certain intellectual property to each other. Under the Patent Assignment Agreement, we must pay WGC between $5,000 and $15,000 upon each shipment of a Xonon commercial unit. Additionally, as part of an April 2002 settlement agreement with WGC (the “Settlement Agreement”), we agreed to increase royalties by $2,500 per unit on our shipment of the first 100 gas turbines greater than 10MW. These increased royalties are guaranteed, and we must pay them on 100 units even if we do not ship any units of this size. We prepaid $50,000 of these royalties to WGC in April 2002. We paid WGC $100,000 in January 2003 and will pay WGC $100,000 in January 2004, if we have not paid such amounts sooner through sales of units in accordance with the Patent Assignment Agreement. These guaranteed payments totaling $250,000 were recorded as a component of selling, general and administrative expenses in March 2002 and are in addition to the $5,000 we must pay to WGC under the Patent Assignment Agreement upon each shipment of a Xonon commercial unit in a gas turbine of this size.

The Patent Assignment Agreement also provides that each time we sublicense the WGC technology to a gas turbine manufacturer or third party control manufacturer, we will pay WGC a control technology license fee of $50,000, as well as a $3,000 additional license fee for each sale of a Xonon control system sold by such manufacturer. As a part of the Settlement Agreement, we paid $200,000 in April 2002 representing a pre-payment of the control technology license fees for our first four $50,000 sublicenses of the WGC control technology. This payment was recorded as a component of selling, general and administrative expenses in March 2002. We are obligated to make the foregoing license payments to WGC through December 31, 2014 or until our cumulative payments and license fees to WGC total $15,250,000, whichever occurs first.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest have market risk. This means that a change in prevailing interest rates would cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will decline. In an effort to minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds, government and non-government debt securities. The average duration of our investments in 2003 and 2002 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is required.

The effect of inflation and changing prices on our operations was not significant during the periods presented. We have operated primarily in the United States and all revenue recognized to date has been in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

ITEM 4.	EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 6, 2003, at the annual stockholder’s meeting, a quorum of stockholders of the Company approved the following proposals: (1) the election of three Class III Directors to each serve a three-year term and (2) ratification of the appointment of Ernst & Young LLP to serve as the Company’s independent accountants for the 2003 fiscal year.

The Board of Directors is divided into three classes, with Directors in each class serving for three-year terms. Accordingly, not all Directors are elected at each annual meeting of stockholders. Michael J. Murry, Frederick M. O’Such and John A. Urquhart were elected Directors at the meeting. The Directors whose terms of office continued after the meeting are Peter Cartwright, William B. Ellis, Susan F. Tierney, Howard I. Hoffen and Ricardo B. Levy.

The matters described below were voted on at the Annual Meeting of Stockholders, and the number of votes cast with respect to each matter and, with respect to the election of a director, were as indicated.

Proposal 1. Election of Class III Directors:

Nominee	For	Abstain
Michael J. Murry	15,537,354	526,834
Frederick M. O’Such	15,870,397	193,791
John A. Urquhart	15,697,422	366,766

Proposal 2. Ratification of Appointment of Independent Accountants:

For	Against	Abstain
16,030,943	28,203	5,042

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.43	Third Amendment and Extension to Lease Agreement between Jack Dymond Associates and Catalytica Energy Systems, Inc. dated June 20, 2003.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The Company filed the following report on Form 8-K during the quarter ended June 30, 2003:

Current Report on Form 8-K dated May 1, 2003.

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

Date: August 5, 2003

CATALYTICA ENERGY SYSTEMS, INC. (Registrant)

By:	/s/ ROBERT W. ZACK
Robert W. Zack
Vice President of Finance and Chief Financial Officer

Signing on behalf of the Registrant and as principal financial officer