Form 10-Q
period 2003-09-30
CATALYTICA ENERGY SYSTEMS INC
filed 2003-11-10
CIK 1053361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of November 10, 2003 there were outstanding 17,734,766 shares of the Registrant’s common stock, par value $0.001, which is the only class of common stock outstanding.

CATALYTICA ENERGY SYSTEMS, INC.

FORM 10-Q

September 30, 2003

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2003 and 2002 and for the period from January 1, 1988 (inception) through September 30, 2003	3

Consolidated Balance Sheets at September 30, 2003 (Unaudited) and December 31, 2002	4

Unaudited Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2003 and 2002 and for the period from January 1, 1988 (inception) through September 30, 2003	5-6

Notes to Unaudited Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

Item 4. Controls and Procedures	15

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	16

Signatures	17

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CATALYTICA ENERGY SYSTEMS, INC. (a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and nine-month periods ended September 30, 2003 and 2002 and for the period from January 1, 1988 (inception) through September 30, 2003

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Amounts from January 1, 1988 (inception) through September 30,
	2003	2002	2003	2002	2003
Revenues:
Research and development contracts	$1,107	$1,497	$2,597	$3,269	$61,432

Costs and expenses:
Research and development	2,661	3,489	8,698	10,548	106,714
Selling, general and administrative	1,690	2,184	5,486	8,134	38,231
Legal settlements	—	—	—	—	4,500
Spin-off and related transaction costs	—	—	—	—	5,304
Costs associated with discontinued product line	—	—	—	—	9,299

Total costs and expenses	4,351	5,673	14,184	18,682	164,048

Operating loss	(3,244)	(4,176)	(11,587)	(15,413)	(102,616)

Interest and other income	186	339	614	1,104	8,027
Interest expense	(58)	(59)	(178)	(124)	(1,507)
Loss on equity investments	—	—	—	—	(10,258)
Impairment charge to implied goodwill of an equity investment	—	—	—	—	(2,145)

Net loss	$(3,116)	$(3,896)	$(11,151)	$(14,433)	$(108,499)

Basic and diluted net loss per share	$(0.18)	$(0.22)	$(0.63)	$(0.82)

Weighted average shares used in computing basic and diluted net loss per share	17,701	17,548	17,647	17,518

See accompanying notes.

CATALYTICA ENERGY SYSTEMS, INC. (a development stage company)

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,147	$45,965
Short-term investments	20,337	20,805
Accounts receivable, net	449	1,362
Inventory	486	479
Prepaid expenses and other assets	384	430

Total current assets	57,803	69,041

Property and equipment:
Land	611	611
Building and leasehold improvements	11,253	11,202
Equipment	8,710	7,855
Less accumulated depreciation and amortization	(13,769)	(12,254)

	6,805	7,414
Notes receivable from related parties, net	195	226
Other assets	332	340

Total assets	$65,135	$77,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$650	$738
Accrued payroll and benefits	1,868	2,428
Accrued legal settlements	—	500
Accrued liabilities and other	1,093	925
Current portion of long-term debt and capital lease obligations	142	188

Total current liabilities	3,753	4,779
Long-term debt and other long-term liabilities	2,954	3,062

Total liabilities	6,707	7,841

Stockholders’ equity:
Common stock	18	18
Additional paid-in capital	166,934	166,533
Deferred compensation	(25)	(23)
Deficit accumulated during the development stage	(108,499)	(97,348)

Total stockholders’ equity	58,428	69,180

Total liabilities and stockholders’ equity	$65,135	$77,021

See accompanying notes.

CATALYTICA ENERGY SYSTEMS, INC. (a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine-month periods ended September 30, 2003 and 2002 and for the period from January 1, 1988 (inception) through September 30, 2003

(In thousands)

(Unaudited)

	Nine Months Ended September 30,		Cumulative Amounts from January 1, 1988 (inception) through
	2003	2002	September 30, 2003
Cash flows from operating activities:
Net loss	$(11,151)	$(14,433)	$(108,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,717	2,114	7,094
Forgiveness of notes receivable from related parties	42	45	825
Stock based compensation	56	104	908
Notes payable issued for contract modification	—	200	200
Losses in equity investments	—	—	10,258
Impairment charge to implied goodwill of an equity investment	—	—	2,145
Changes in:
Accounts and notes receivable	902	204	(851)
Inventory	(7)	(252)	(612)
Prepaid expenses and other assets	54	(15)	(208)
Accounts payable	(88)	(125)	725
Accrued liabilities and other	(873)	(2,782)	977

Net cash used in operating activities	(9,348)	(14,940)	(87,038)

Cash flows from investing activities:
Purchases of investments	(17,017)	(13,586)	(165,716)
Maturities of investments	17,300	20,855	146,135
Additions to property and equipment, net	(923)	(4,951)	(11,093)
Deposits on facilities	—	—	(400)
Contributions in equity investments	—	—	(11,445)
Loans to equity investments	—	(500)	(500)

Net cash provided by (used in) investing activities	(640)	1,818	(43,019)

Cash flows from financing activities:
Net (payments on) proceeds from issuance of long-term debt	(115)	2,996	2,874
Net payments on capital lease obligations	(58)	(46)	(180)
Proceeds from issuance of common stock to employees through stock plans	343	311	1,637
Net issuance of notes receivable to employees and related parties	—	—	(1,334)
Advances from Catalytica, Inc.	—	—	41,934
Payments to Catalytica, Inc.	—	—	(16,441)
Proceeds from issuance of common stock in connection with spin-off from Catalytica, Inc.	—	—	50,000
Proceeds from issuance of common and Series A preferred stock at inception	—	—	10,150

Proceeds from issuance of Series B preferred stock and option to Enron	—	—	29,922
Proceeds from follow-on offering, net	—	—	47,642

Net cash provided by financing activities	170	3,261	166,204

Net increase (decrease) in cash and cash equivalents	(9,818)	(9,861)	36,147
Cash and cash equivalents at beginning of period	45,965	70,064	—

Cash and cash equivalents at end of period	$36,147	$60,203	$36,147

Additional disclosure of cash flow information:
Deferred compensation for issuance and revaluation of stock options to non-employees	$58	$10	$633

Interest paid	$170	$124	$563

See accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Significant Accounting Policies

Description of Business. Catalytica Energy Systems, Inc. (“Catalytica Energy,” “the Company” or “we”) designs, develops, manufactures and services advanced products for the energy and transportation industries with a focus on cost-effective solutions for reducing nitrogen oxides (“NOx”) emissions from combustion-related applications. Catalytica Energy functioned as part of Catalytica, Inc.’s research and development operations from its inception through the date of its creation as a separate subsidiary. In 1995, Catalytica Energy (then known as Catalytica Combustion Systems, Inc.) was incorporated and became a subsidiary of Catalytica, Inc. In December 2000, Catalytica Energy was merged with another subsidiary of Catalytica, Inc., Catalytica Advanced Technologies, Inc. All of the shares of the combined entity, Catalytica Energy, were distributed on a pro rata basis to the stockholders of Catalytica, Inc. (the “spin-off”), and Catalytica Energy commenced operations as a stand-alone public company. Catalytica Energy has been in the development stage since inception.

Unaudited Interim Financial Information. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2003. Certain amounts for prior periods have been reclassified to conform to the current presentation. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003.

Catalytica Energy operates as one business segment. Consequently, segment disclosure as of and for the three and nine-month periods ended September 30, 2003 and 2002 is not provided.

Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-Based Compensation. The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” Any deferred stock compensation calculated under APB Opinion No. 25 and related interpretations is amortized over the vesting period of the individual options, generally four years, using the straight-line method of amortization.

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

Had compensation cost for Catalytica Energy’s stock-based compensation plan been determined based on the fair value at the grant dates for employee and director stock option awards consistent with the method of SFAS No. 123, the Company’s net loss would have been decreased to the pro forma amounts indicated below:

(in thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net loss, as reported	$(3,116)	$(3,896)	$(11,151)	$(14,433)
SFAS No. 123 stock option plan compensation expense	(399)	(684)	(579)	(2,157)

Pro forma net loss	$(3,515)	$(4,580)	$(11,730)	$(16,590)

Basic and diluted net loss per share, as reported	$(0.18)	$(0.22)	$(0.63)	$(0.82)

Pro forma basic and diluted net loss per share	$(0.20)	$(0.26)	$(0.66)	$(0.95)

2. Net Loss per Share

Basic and diluted net loss per share is presented in accordance with SFAS No. 128, “Earnings Per Share.” The Company’s potentially dilutive securities (stock options and warrants) were anti-dilutive for the three and nine-month periods ended September 30, 2003 and 2002 because the Company incurred a net loss for each of those periods, and therefore, such potentially dilutive securities have been excluded from the computation of weighted-average shares outstanding used in computing diluted net loss per share. Total potentially dilutive securities outstanding as of September 30, 2003 and 2002 were approximately 2,596,000 and 2,282,000, respectively. The following table sets forth the computation of basic and diluted net loss per share attributable to common shareholders:

(in thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Numerator for basic and diluted net loss per share – net loss	$(3,116)	$(3,896)	$(11,151)	$(14,433)

Denominator for basic and diluted net loss per share – weighted average shares outstanding	17,701	17,548	17,647	17,518

Basic and diluted net loss per share	$(0.18)	$(0.22)	$(0.63)	$(0.82)

3. Contract Settlement Agreement

On August 14, 2000, the City of Glendale, California filed a complaint against defendants Catalytica Energy, Catalytica, Inc. and GENXON Power Systems, LLC (“GENXON”), then a 50/50 joint venture between Catalytica Energy and Woodward Governor Company (“WGC”), asserting claims for breach of contract, breach of the covenants of good faith and fair dealing, fraud and negligent misrepresentation arising out of defendants’ termination of a September 16, 1996 Technical Services Agreement between the City of Glendale and Catalytica, Inc. On March 22, 2002, the parties entered into a settlement agreement with respect to this litigation. Under the terms of the settlement agreement, Catalytica Energy paid the City of Glendale $3,000,000 in April 2002, and all parties dismissed and released all claims arising out of the action.

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

In April 2002, Catalytica Energy and WGC entered into a settlement and release of claims (the “Settlement Agreement”) with respect to the GENXON Membership Transfer and Settlement Agreement pursuant to which WGC paid Catalytica Energy $1,500,000 in April 2002 as reimbursement of its portion of the settlement payment to the City of Glendale. In return, Catalytica Energy agreed to the amendment of certain provisions of the Control Patent Assignment and Cross License Agreement (“Patent Assignment Agreement”) entered into between Catalytica Energy and WGC on December 19, 2001 and also agreed to pay certain amounts to WGC. The amendments to the Patent Assignment Agreement increased the royalties owed by Catalytica Energy to WGC by $250,000 and required

$50,000 of these royalties to be guaranteed and paid in advance. In accordance with the Settlement Agreement, Catalytica Energy paid WGC $250,000 in April 2002, which was a $50,000 prepayment of royalties under the Patent Assignment Agreement as well as a prepayment of $200,000 of nonrefundable control technology license fees for Catalytica Energy’s first four $50,000 sublicenses of the WGC control technology licensed to the Company. Catalytica Energy paid WGC $100,000 in January 2003 and owes WGC an additional $100,000 of guaranteed royalties, evidenced by a non-interest bearing promissory note which is due and payable in January 2004 if such amount has not previously been paid in accordance with the terms of the Patent Assignment Agreement.

In March 2002, Catalytica Energy recorded a general and administrative expense of $450,000 for the royalties and license fees payable to WGC pursuant to the Settlement Agreement.

4. Impact of Recently Issued Accounting Standards

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Our adoption of FIN No. 45 did not have a material impact on our results of operations or financial position.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our results of operations or financial position.

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

Overview

Catalytica Energy Systems, Inc. (“Catalytica Energy,” “the Company” or “we”) designs, develops, manufactures and services advanced products for the energy and transportation industries with a focus on cost-effective solutions for reducing nitrogen oxides (“NOx”) emissions from combustion-related applications. Catalytica Energy functioned as part of Catalytica, Inc.’s research and development operations from its inception through the date of its creation as a separate subsidiary. In 1995, Catalytica Energy (then known as Catalytica Combustion Systems, Inc.) was incorporated and became a subsidiary of Catalytica, Inc. In December 2000, Catalytica Energy was merged with another subsidiary of Catalytica, Inc., Catalytica Advanced Technologies, Inc. All of the shares of the combined entity, Catalytica Energy, were distributed on a pro rata basis to the stockholders of Catalytica, Inc. (the “spin-off”), and Catalytica Energy commenced operations as a stand-alone public company. Catalytica Energy has been in the development stage since inception.

Our proprietary technologies include the application of catalysts to combustion systems and next-generation fuel processors to offer innovative NOx solutions that mitigate the environmental impact of power generation and transportation systems. We are marketing our first commercial product, Xonon Cool Combustion™, a pollution prevention technology that enables natural gas-fired turbines to achieve a significant reduction in certain air pollutants to ultra-low levels. Xonon® reduces the formation of NOx, a primary contributor to smog, through a proprietary catalytic combustion process. We are also pursuing adaptation of our core Xonon technology to develop and commercialize NOx reduction solutions for mobile, off-road and stationary diesel engine applications. These systems are being designed for incorporation in both new engines and retrofits of existing diesel engines. Additional technology development efforts related to fuel processing systems for fuel cells used in automotive applications are also actively underway. Additionally, we continue to seek other strategic opportunities, including acquisitions of businesses, that could complement our current products, expand the breadth of our markets or enhance our technical capabilities.

Results of Operations

Revenue. Revenue primarily consists of research and development contracts funded by gas turbine manufacturers and government sources for fuel processor and gas turbine development, the timing of which may vary from period to period based on the terms agreed upon by us and the funding party. We expect to continue to pursue funded research programs, however, these may not be a continual source of revenue. Most of our research and development contracts are subject to periodic review by the funding partner, which may result in modifications, termination of funding or schedule delays. Due to the nature of our operating history, period-to-period comparisons of revenue are not necessarily meaningful and should not be relied upon as indications of future performance. In return for funding development, collaborative partners may receive certain rights in the commercialization of any resulting technology, including royalty payments on future sales (see “Other Commitments” below).

(dollars in thousands)	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2003	2002		2003	2002
Research and development contracts	$1,107	$1,497	(26)%	$2,597	$3,269	(21)%

The decline in revenue during the three and nine-month periods ended September 30, 2003 compared to the corresponding periods of 2002 is primarily attributed to the completion in August 2002 of a research program to enhance the performance of combustion systems using Xonon technology funded by the U.S. Department of Energy. Revenue recorded from this program reflects reductions of $178,000 and $650,000, respectively, for the three and nine-month periods ended September 30, 2003 compared to the corresponding periods of 2002. Funding from one

OEM partner was $209,000 less in the three months ended September 30, 2003 than in the three months ended September 30, 2002 as the combustion system development under the program advanced to a stage requiring less engineering effort than in previous periods.

We expect that revenue during the full fiscal year ending December 31, 2003 will be less than that during fiscal 2002 due to reduced availability of funding from governmental agencies and OEM partners as a result of challenging market conditions in the gas turbine industry.

Research and Development Expenses (“R&D”). R&D includes compensation and benefits for engineering and manufacturing staff, fees for contract engineers, materials to build prototype units, amounts paid to outside suppliers for subcontracted components and services, supplies used, facilities and information technology costs. We expense all R&D costs as incurred. As we begin to fulfill commercial orders, we will incur cost of goods sold expenses.

(dollars in thousands)	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2003	2002		2003	2002
R&D	$2,661	$3,489	(24)%	$8,698	$10,548	(18)%

The decline in R&D during the three and nine-month periods ended September 30, 2003 compared to the corresponding periods of 2002 reflects reduced salaries and benefits following a February 2003 restructuring in which certain administrative and support positions were eliminated from our engineering and manufacturing departments. Additionally, amounts paid to outside suppliers and consultants for subcontracted components and services have been reduced during 2003 as a result of a reduction in the work required for funded research programs.

We expect that R&D during the full fiscal year ending December 31, 2003 will be less than that during fiscal 2002 due to a planned reduction in spending on funded research projects. However, we continue to focus our research efforts on those programs that we believe will result in commercial product opportunities.

Selling, General and Administrative Expenses (“SG&A”). SG&A includes compensation and benefits, facilities, information technology costs and professional fees for corporate functions which include management, business development, marketing, human resources, sales, finance and legal.

(dollars in thousands)	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2003	2002		2003	2002
SG&A	$1,690	$2,184	(23)%	$5,486	$8,134	(33)%

The decline in SG&A during the three and nine-month periods ended September 30, 2003 compared to the corresponding periods of 2002 reflects reduced salaries and benefits following a February 2003 restructuring in which certain positions were eliminated from our accounting, human resources, marketing and information technology departments. Employee relocation costs were also lower in 2003 due to costs incurred in 2002 to move personnel to a new manufacturing and administrative facility in Gilbert, Arizona. In addition, included in SG&A during the nine months ended September 30, 2002 was a charge of $450,000 related to the Settlement Agreement with Woodward Governor Company (see Note 3). Legal fees were higher during the three and nine-month periods ended September 30, 2002 than during the corresponding periods of 2003 as a result of this matter and certain other legal issues which did not recur during 2003.

We expect that SG&A during the full fiscal year ending December 31, 2003 will be less than that during fiscal 2002 due to continued efforts to streamline operations and the non-recurrence of the $450,000 WGC settlement and employee relocation costs.

Interest and Other Income and Expense. Interest and other income consists of interest earned on cash, cash equivalents and short-term investments and rental income. Interest expense reflects amounts accrued under long-term debt and capital lease obligations.

(dollars in thousands)	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2003	2002		2003	2002
Interest and other income	$186	$339	(45)%	$614	$1,104	(44)%
Interest expense	58	59	(2)%	178	124	11%

Interest and other income during 2003 was significantly lower than that during 2002 due to lower average cash and short-term investments balances and lower average market interest rates during 2003. We expect that interest and other income will decline during the full fiscal year ending December 31, 2003 compared to that during fiscal 2002 as we continue to use cash to fund operations and commercialize our technology.

Interest expense during the nine months ended September 30, 2003 was higher than the corresponding period of 2002 due to the funding of a $3,010,000 loan in March 2002 to finance the purchase of a manufacturing and administrative facility in Gilbert, Arizona. Because this loan will be outstanding during all twelve months of the fiscal year ending December 31, 2003 we expect that interest expense will be higher than that during fiscal 2002.

Income Taxes. No benefit from income taxes was recorded on the losses incurred during the three and nine-month periods ended September 30, 2003 and 2002 because the expected benefit, computed by applying statutory tax rates to the net loss, was offset by an increase in the valuation allowance for deferred tax assets.

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

Our significant accounting policies are disclosed in Note 1 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. We generally recognize revenue from our funded research and development contracts as work is performed and billable hours are incurred by us, in accordance with each contract. Since these programs may be subject to government audits, we maintain a revenue cost reserve for our government-funded programs in the event any of these funded costs, including overhead, are disallowed. If we underestimate the amount of disallowed funding for a particular program, we will have to reduce our revenue in a subsequent period by the amount by which actual disallowed funding exceeds our estimate. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers or funding partners to make required payments. If the financial condition of any of our customers or funding partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required. We maintain a reserve for notes receivable to provide for a potential default on repayment of a note. If the financial condition of any of our debtors were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances or write-offs would be required. Based on changes in market prices, we periodically write down our inventory of certain precious metals used in our products by an amount equal to the difference between the cost of inventory and its estimated realizable value. If actual market conditions become less favorable, additional inventory write-downs would be required. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We maintain a reserve for the costs to repair or replace our products being used in commercial applications during the applicable warranty period. Given our status as a development stage company, the estimate of such costs is subject to adjustment as the rate of defects and cost of related repairs are established over time. We record a reserve for contingencies, including litigation settlements, when a liability becomes probable and estimable. The amount we record for litigation reserves is based upon our best estimate at the time and is subject to change as facts we are aware of change or ultimate determinations or settlements are made.

Liquidity and Capital Resources

Prior to the pro rata distribution of our shares to the stockholders of Catalytica, Inc. in December 2000, Catalytica, Inc. made a $50,000,000 cash investment in us. Additionally, in August 2001, we received net proceeds of $47,642,000 from a public offering of our common stock. At September 30, 2003, we had cash, cash equivalents and short-term investments totaling $56,484,000.

Our capital requirements depend on numerous factors including, but not limited to, product development and commercialization activities, the timing and level of research and development funding, market acceptance of our products and our rate of sales growth. We expect to devote substantial capital resources to further commercialize our technology, hire and train our production staff, develop and expand our manufacturing capacity, begin production activities and expand our research and development activities. We may enter into acquisitions or strategic arrangements that could require the use of cash or additional equity or debt financing. In this regard, as part of our growth strategy, we have from time to time and may continue to enter into discussions with third parties regarding potential acquisitions of businesses that could complement our current products, expand the breadth of our markets or enhance our technical capabilities. Any transaction consummated as a result of such discussions could materially and adversely impact our liquidity and capital resources. In addition, a principal repayment of our long-term debt totaling $2,844,000 is due in April 2007. We believe that our available cash, cash equivalents and short-term investments as of September 30, 2003 will provide sufficient capital to fund operations as presently planned for at least the next twelve months.

We have never paid cash dividends on our common stock or any other securities. We anticipate that we will retain any future earnings for use in the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

Other Commitments

In December 2000, we agreed to indemnify DSM Catalytica, Inc. (“DSM”), the successor corporation to Catalytica, Inc., for liabilities related to us and Catalytica Advanced Technologies, Inc. incurred prior and subsequent to the spin-off. To date, no claims have been made against us pursuant to this indemnification and, as of September 30, 2003, we believe that the likelihood of any material claim being made against us is remote.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended.

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.

(b)	Reports on Form 8-K

The Company filed the following report on Form 8-K during the quarter ended September 30, 2003:

Current Report on Form 8-K dated July 31, 2003.

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

Date: November 10, 2003	CATALYTICA ENERGY SYSTEMS, INC.
(Registrant)

	By:	/s/ ROBERT W. ZACK
Robert W. Zack

Vice President of Finance and
Chief Financial Officer

Signing on behalf of the Registrant and as principal financial officer

EXHIBITS INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.