Form 10-Q
period 2004-03-31
CATALYTICA ENERGY SYSTEMS INC
filed 2004-05-14
CIK 1053361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

As of May 12, 2004 there were outstanding 17,827,312 shares of the Registrant’s common stock, par value $0.001, which is the only class of common stock outstanding.

CATALYTICA ENERGY SYSTEMS, INC.

FORM 10-Q

March 31, 2004

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CATALYTICA ENERGY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

for the three-month periods ended March 31, 2004 and 2003

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues	$986	$531

Costs and expenses:
Cost of revenues	758	809
Research and development	1,910	2,377
Selling, general and administrative	1,655	2,070

Total costs and expenses	4,323	5,256

Operating loss	(3,337)	(4,725)

Interest and other income	186	231
Interest expense	(90)	(61)

Net loss	$(3,241)	$(4,555)

Basic and diluted net loss per share	$(0.18)	$(0.26)

Weighted average shares used in computing basic and diluted net loss per share	17,806	17,603

See accompanying notes.

CATALYTICA ENERGY SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,527	$32,806
Short-term investments	20,775	19,876
Accounts receivable, net	523	567
Inventory	553	460
Prepaid expenses and other assets	564	527

Total current assets	46,942	54,236

Property and equipment:
Land	611	611
Building and leasehold improvements	9,508	11,325
Equipment	9,969	8,776
Less accumulated depreciation and amortization	(11,841)	(13,636)

	8,247	7,076

Goodwill	4,496	—
Other intangible assets	1,713	—
Other assets	398	373

Total assets	$61,796	$61,685

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$521	$380
Accrued payroll and benefits	1,176	1,590
Accrued liabilities and other	1,731	1,411
Current portion of long-term debt and capital lease obligations	48	135

Total current liabilities	3,476	3,516
Long-term debt and other long-term liabilities	6,113	2,942

Total liabilities	9,589	6,458

Stockholders’ equity:
Common stock	18	18
Additional paid-in capital	167,277	166,977
Deferred compensation	(99)	(20)
Retained earnings	(114,989)	(111,748)

Total stockholders’ equity	52,207	55,227

Total liabilities and stockholders’ equity	$61,796	$61,685

See accompanying notes.

CATALYTICA ENERGY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three-month periods ended March 31, 2004 and 2003

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(3,241)	$(4,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	304	428
Amortization of investments premium	50	65
Amortization of intangible assets	14	—
Amortization of interest on long-term debt	33	—
Forgiveness of notes receivable from related parties	15	15
Stock based compensation	11	5
Changes in:
Accounts and notes receivable	806	749
Inventory	(34)	(39)
Prepaid expenses and other assets	1	4
Accounts payable	(534)	(88)
Accrued liabilities and other	(501)	(1,149)

Net cash used in operating activities	(3,076)	(4,565)

Cash flows from investing activities:
Purchase of business	(4,300)	—
Purchases of investments	(6,099)	(3,130)
Maturities of investments	5,150	10,150
Additions to property and equipment, net	(54)	(171)

Net cash provided by (used in) investing activities	(5,303)	6,849

Cash flows from financing activities:
Net payments on long-term debt and capital lease obligations	(111)	(124)
Proceeds from issuance of common stock to employees through stock plans	211	132

Net cash provided by financing activities	100	8

Net increase (decrease) in cash and cash equivalents	(8,279)	2,292
Cash and cash equivalents at beginning of period	32,806	45,965

Cash and cash equivalents at end of period	$24,527	$48,257

Additional disclosure of cash flow information:
Deferred compensation for issuance and revaluation of stock options to non-employees	$90	$14

Interest paid	$55	$58

Debt assumed for purchase of business	$3,133	$—

See accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Significant Accounting Policies

Description of Business. Catalytica Energy Systems, Inc. (“Catalytica Energy,” “the Company,” “we,” “us” or “our”) provides innovative emissions solutions to ease the environmental impact of combustion-related applications in the power generation and transportation industries. The Company offers catalyst regeneration services to industries that use selective catalytic reduction (“SCR”) systems to reduce nitrogen oxides (“NOx”) emissions, SCR system management services to optimize efficiency and reduce overall operating and maintenance costs, and consulting services related to the design of SCR systems. Our business activities also include the design, development, manufacture and servicing of advanced products based on our proprietary catalyst and fuel processing technologies to offer cost-effective solutions for reducing NOx emissions. We offer a commercially available catalytic combustion solution, Xonon Cool Combustion™, that enables natural gas-fired turbines to achieve ultra-low emissions. We are also actively pursuing the development of NOx reduction solutions for mobile, stationary and off-road diesel engines and fuel processing systems for Proton Exchange Membrane (“PEM”) fuel cells used in vehicular applications.

Unaudited Interim Financial Information. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2004. Certain amounts for prior periods have been reclassified to conform to the current presentation. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 30, 2004.

Effective January 1, 2004, the Company has elected to reclassify certain expenses in its consolidated statements of income. Costs of revenue producing research and development (“R&D”) programs have been reclassified from research and development to cost of revenues. These reclassifications resulted in an increase to cost of revenues and a decrease to research and development of $809,000 for the three-months ended March 31, 2003.

Development Stage. Since its inception, the Company was considered a development stage company, as defined in Statement of Financial Accounting Standards (“SFAS”) No.7, “Accounting and Reporting by Development Stage Enterprises.” In February 2004, the Company acquired SCR-Tech, LLC (“SCR-Tech”), a company with established commercial operations in the area of innovative NOx solutions, and as such, left the development stage. The Company expects to continue making significant investments in research and development as it expands its product development and commercialization programs.

Revenues. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collection is reasonably assured. Research and development revenues are earned as contractual services are performed and are recognized in accordance with contract terms, principally based on reimbursement of total costs and expenses incurred. No amounts recognized as revenue are refundable. In return for funding, collaborative partners may receive certain rights in the commercialization of the resulting technology. The contracts are also subject to periodic review by the funding partner, which may result in modifications, including reduction or termination of funding. Revenues related to SCR catalyst regeneration and cleaning services are recognized when the service is completed. We recognize revenue from our management and consulting services as work is performed. Costs associated with the performance of services are generally expensed as incurred.

Goodwill and Other Intangible Assets. The Company accounts for goodwill and other intangible assets in accordance with the provisions of SFAS No. 142, “Goodwill and

Other Intangible Assets.” Pursuant to SFAS No. 142, goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

Goodwill represents the excess of costs over fair value of acquired net assets, including other intangible assets. Other intangible assets that have finite useful lives, including patents, trademarks, trade secrets and other purchased technology, were recorded at fair value at the time of the acquisition, and are carried at such value less accumulated amortization. The Company amortizes these intangible assets on a straight-line basis over their useful lives, estimated at ten years.

Segment Disclosure. Catalytica Energy operates as one business segment. Consequently, segment disclosure as of and for the three-month periods ended March 31, 2004 and 2003 is not provided.

Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-Based Compensation. The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure-only alternative of SFAS No. 123, “Accounting for Stock-based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” Any deferred stock compensation calculated under APB Opinion No. 25 and related interpretations is amortized over the vesting period of the individual options, generally four years, using the straight-line method of amortization.

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

Had compensation cost for Catalytica Energy’s stock-based compensation plan been determined based on the fair value at the grant dates for employee and director stock option awards consistent with the method of SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2004	2003
Net loss, as reported	$(3,241)	$(4,555)
SFAS No. 123 stock option plan compensation expense	(435)	(364)

Pro forma net loss	$(3,676)	$(4,919)

Basic and diluted net loss per share, as reported	$(0.18)	$(0.26)

Pro forma basic and diluted net loss per share	$(0.21)	$(0.28)

2. Net Loss per Share

Basic and diluted net loss per share is presented in accordance with SFAS No. 128, “Earnings Per Share.” The Company’s potentially dilutive securities (stock options and warrants) were anti-dilutive for the three-month periods ended March 31, 2004 and 2003 because the Company incurred a net loss for each of those periods, and therefore, such potentially dilutive securities have been excluded from the computation of weighted-average shares outstanding used in computing diluted net loss per share. Total potentially dilutive securities outstanding as of March 31, 2004 and 2003 were approximately 3,217,000 and 3,371,000, respectively. The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2004	2003
Numerator for basic and diluted net loss per share - net loss	$(3,241)	$(4,555)

Denominator for basic and diluted net loss per share - weighted average shares outstanding	17,806	17,603

Basic and diluted net loss per share	$(0.18)	$(0.26)

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

In September 2001, the Company agreed to a $3,000,000 cash settlement with AGC Manufacturing Services, Inc. and AGC Project Development, Inc. (collectively referred to as “AGC”) in connection with a demand for arbitration filed by AGC with respect to a contract dispute. Terms of the cash settlement required payments by the Company to AGC over a 22-month period commencing September 2001. During the three months ended September 30, 2001, an expense of $3,000,000 was recorded for the full amount of the settlement. As of December 31, 2003, the Company had paid the entire $3,000,000 settlement amount to AGC.

4. Purchase of SCR-Tech

On February 20, 2004, we acquired 100% of the outstanding member interests of SCR-Tech and certain patents and related intellectual property. SCR-Tech is a provider of catalyst regeneration technologies and management services for selective catalytic reduction (“SCR”) systems, which are used by coal-fired plants and other utility-scale power generating facilities to reduce NOx emissions. As a result of the acquisition, the Company will expand its commercial operations and leverage its expertise in NOx control and catalysis within multiple markets. In addition to an initial cash payment of $3,518,000, we are obligated to the following payments:

1.	Upon the completion of certain training and delivery of the remaining assets to be acquired, a payment of $545,000.

2.	On August 20, 2005, a payment of $875,000.

3.	On February 20, 2006, a payment of $1,000,000.

4.	On December 1, 2007 and December 1, 2008, a payment of $300,000 on each such date provided that Hans-Ulrich Hartenstein is an employee of SCR-Tech or its affiliates on such dates (collectively, the “Contingent Employment Payments”).

5.	For each of the calendar years 2004 through 2008, certain amounts, if any, based upon the SCR-Tech business attaining certain target revenues.

6.	For each of the calendar years 2004 through 2008, certain amounts, if any, based upon the SCR-Tech business attaining certain cash flow amounts.

7.	For each of the calendar years 2004 through 2018, an aggregate of up to $5,022,220 payable in installments equal to the lesser of (a) 10% of certain revenues for the applicable calendar year and (b) $502,220 (collectively, the “Acquired Asset Payments”).

Upon closing of the acquisition, $7,433,000 was recorded as an investment in SCR-Tech; consisting of $3,518,000 initial cash payment, $237,000 due diligence costs incurred through closing, $545,000 accrued liability and $3,133,000 present value of future acquisition payments. Goodwill of $4,496,000 and other intangible assets of $1,728,000 were recorded as part of this purchase. The intangible assets will be amortized over their estimated useful life of ten years. Goodwill and other intangible assets will be reviewed for impairment at each year-end. The results of operations for SCR-Tech for the period February 21, 2004 through March 31, 2004 are included in the consolidated statements of income, cash flow and balance sheet for the quarter ended March 31, 2004.

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

These forward-looking statements in this report include, but are not limited to:

•	statements regarding our market opportunities and the growth of the market for our solutions

•	our competitive advantage in the marketplace

•	the efficiency of our solutions

•	our commitment to research and development programs

•	the level of research and development by original equipment manufacturers (“OEMs”)

•	the timing of our testing activities and commercialization of our products

•	our ability to create an industry standard associated with our solutions

•	the value of our intellectual property and effectiveness of our patent portfolio

•	the cost of ultra-low emissions technology and its effects

•	the uniqueness of our Xonon Cool Combustion™ system

•	our ability to design Xonon® for different gas turbine models

•	our ability to broaden the range of uses of gas turbines through the use of Xonon

•	the applicability of our solutions to different gas turbine and diesel engine applications

•	statements regarding the successful development and market potential of our diesel and fuel cell products

•	the existing and proposed emissions restrictions on power generating sources and diesel engines used in transportation applications due to environmental concerns

•	statements regarding the uniqueness, potential and market for our SCR catalyst services

•	predictions regarding our future results of operations

•	sources of our revenues

•	our investment in research and development

•	selling, general and administrative expenses

•	the impact of interest income and expense

•	expenditure of capital resources

•	our ability to generate cash and the sufficiency of existing cash and cash equivalents

•	our use of cash, cash equivalents and short-term investments

•	critical accounting policies and our business strategies and plan of operations

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in “Risks That Could Affect Our Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q.

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

Catalytica Energy provides innovative emissions solutions to ease the environmental impact of combustion-related applications in the power generation and transportation industries. The Company offers catalyst regeneration services to industries that use SCR systems to reduce NOx emissions, SCR system management services to optimize efficiency and reduce overall operating and maintenance costs, and consulting services related to the design of SCR systems. Our business activities also include the design, development, manufacture and servicing of advanced products based on our proprietary catalyst and fuel processing technologies to offer cost-effective solutions for reducing NOx emissions. We offer a commercially available catalytic combustion solution, Xonon Cool CombustionTM, that enables natural gas-fired turbines to achieve ultra-low emissions. We are also actively pursuing the development of NOx reduction solutions for mobile, stationary and off-road diesel engines and fuel processing systems for PEM fuel cells used in vehicular applications.

We have focused on growing our business through a product and market diversification strategy in the area of NOx control. Increasingly stringent air quality regulations have resulted in tighter emissions restrictions being imposed on a variety of combustion-related applications. NOx emissions, which are a precursor to smog formation, have become a primary target of government-imposed emissions regulations, creating a significant opportunity for innovative, cost-effective NOx control solutions.

In February 2004, we acquired SCR-Tech, the North American leader in catalyst regeneration technologies and management services for SCR systems, which are used by coal-fired plants and other utility-scale power generating facilities to reduce NOx emissions. Under the terms of the acquisition, we made an initial cash payment of approximately $3.5 million. We will be required to make a subsequent cash payment in mid-2004 of approximately $545,000 upon the completion of certain training and the delivery to us of the remaining assets acquired. We also will be obligated to make deferred payments of approximately $7.5 million over a 10 to 15-year period beginning in 2005, including contingent payments relating to the acquisition of intellectual property and exclusive NAFTA ownership of patents and relating to the retention of a key employee. In addition, earn-out payments may be due between 2005 and 2009, contingent upon revenue and cash flow generation in excess of established targets.

The addition of SCR-Tech strategically broadens and diversifies our product and service offerings to the growing emissions control market for coal-fired power plants and accelerates our penetration of the NOx control marketplace. We believe the acquisition of SCR-Tech has created a solid foundation for future growth and has strengthened our ability to continue pursuing development and commercialization efforts in other areas of our business, while also targeting additional business opportunities in the area of NOx control. Through our SCR-Tech subsidiary, we are now offering catalyst cleaning, rejuvenation and regeneration, as well as SCR system management and consulting services (collectively, “SCR Catalyst and Management Services”), to help plant operators optimize their SCR system operation while also reducing operating and maintenance costs.

We have commercialized and are marketing Xonon Cool Combustion, a breakthrough pollution prevention technology that enables natural gas-fired turbines to achieve ultra-low emissions power production through a proprietary catalytic combustion process. Our Xonon Cool Combustion product is the only commercially available pollution prevention technology proven to achieve ultra-low NOx emissions of less than 3 parts per million (“ppm”) during combustion. Our Xonon® system is integrated within a gas turbine, replacing the conventional flame-based combustion system with a catalytic process that combusts fuel at temperatures below the threshold at which NOx forms.

Consistent with our product and market diversification strategy, we are leveraging our catalyst technology expertise with a proven fuel processing competency to offer innovative new engine and retrofit diesel emissions reduction solutions, targeted at helping diesel OEMs and government agencies meet stricter diesel emissions standards in the U.S. and internationally. To address the growing emissions control market for new diesel engine applications, we have developed and are now refining a proprietary fuel processor technology for diesel OEMs. Our Xonon fuel processor (“XFP”) technology is designed to enable a 90% reduction in NOx by improving the performance of NOx trap systems. We are also developing a retrofit solution for mobile, stationary and off-road diesel engine applications as a means for government agencies to address growing urban smog issues in emissions-sensitive areas. Our retrofit solution combines a derivative of our XFP technology with proprietary catalysts and is being designed to offer a scalable, NOx reduction solution for diesel engines currently in service. While still in early-stage development, our after-treatment approach is designed to offer a continuous production of a reactive reductant across a broad operating range to enable up to a 50% reduction in NOx.

As a result of the SCR-Tech acquisition on February 20, 2004, our revenue mix will materially change in 2004. Prior to the acquisition of SCR-Tech, primarily all of our revenues resulted from research and development contracts funded by gas turbine manufacturers, government sources or research institutions, as well as contracted and collaborative research. We anticipate SCR-Tech will provide a significant portion of our revenues in 2004. However, our first quarter results include only 40 days of operations of SCR-Tech. As a result of this limited operating and ownership experience, there are a number of uncertainties regarding the business and operating results of SCR-Tech. These include: uncertainties arising from integrating our management, technology and systems with SCR-Tech; the nature and type of revenue and revenue recognition policies with respect to SCR-Tech’s business; and the significant business and financial risks discussed herein relating to SCR-Tech, which cannot yet be fully evaluated. As a result, our first quarter 2004 financial results should be considered in this context.

We continue to expect substantial losses during the next few years as we seek to expand commercialization of our Xonon Cool Combustion product, develop NOx control systems for diesel engines, expand our SCR catalyst and management services and pursue other opportunities that leverage our core technologies or business focus, including additional acquisitions. These activities involve significant potential financial commitments, and there can be no assurance we will have sufficient funds to successfully develop our business or that any of our business operations will be profitable.

Results of Operations

Revenues. Revenues in the periods presented include revenue generated from SCR catalyst cleaning and regeneration services and revenue generated from research and development (“R&D”) contracts funded by gas turbine manufacturers and government sources for fuel processor and gas turbine development. These contracts provide for partial recovery of our direct and indirect costs. The timing of R&D funding varies from year to year, and from contract to contract, based on the terms agreed upon by us and the funding party.

Most of our R&D contracts are subject to periodic review by our funding partner, which may result in modifications, termination of funding or schedule delays. We cannot ensure we will continue to receive R&D funding. In return for funding development, collaborative partners may receive certain rights in the commercialization of any resulting technology; including royalty payments on future sales (see “Other Commitments”). We expect to continue to pursue funded research programs. However, these may not be a continual source of revenue. Due to the nature of our operating history, period-to-period comparisons of R&D contract revenue are not necessarily meaningful and should not be relied upon as indications of future performance.

	Three Months Ended March 31,
(dollars in thousands)	2004	2003	% Change
Revenues	$986	$531	86%

Substantially all of the increase in revenue during the three-month period ended March 31, 2004 compared to the corresponding period of 2003 is attributable to incremental revenue from SCR Catalyst and Management Services. R&D contract revenue was relatively flat between comparative periods.

We expect total revenues for the year ended December 31, 2004 will be in excess of 2003 revenues, primarily due to the addition of SCR Catalyst and Management Services to our overall NOx solutions offerings. We expect R&D revenues during the year ending December 31, 2004 will be less than during 2003 due to reduced availability of funding from governmental agencies and OEM partners resulting from challenging market conditions in the gas turbine industry. R&D revenues will be provided primarily by government agencies, with a Department of Energy fuel processor program comprising the majority of that revenue.

Cost of Revenues. Costs attributable to SCR catalyst cleaning and regeneration revenue include direct labor, plant management wages, fringe benefits, facility rent, chemicals, depreciation, supplies and consulting and are expensed as incurred. Costs related to R&D contracts consist of direct expenses incurred by revenue-producing programs, including direct labor, fringe benefits, travel, consulting and other professional services, supplies and R&D overhead. R&D overhead is applied based on total non-direct program expenses incurred as a percentage of direct program expenses for revenue-producing programs.

	Three Months Ended March 31,
(dollars in thousands)	2004	2003	% Change
Cost of revenues	$758	$809	-6%

The decline in cost of revenues during the three-month period ended March 31, 2004 compared to the corresponding period of 2003 resulted from a $308,000 decrease in cost of R&D contracts, reflecting reduced overhead between comparative periods, offset by $257,000 of incremental expenses from SCR Catalyst and Management Services. The reduction in overhead resulted from a February 2003 restructuring in which certain administrative and support positions were eliminated from our engineering and manufacturing departments.

Research and Development Expenses. R&D expenses include compensation and benefits for engineering and manufacturing staff, fees for contract engineers, materials to build prototype units, amounts paid to outside suppliers for subcontracted components and services, supplies, facilities and information technology costs. We expense all R&D costs as incurred.

	Three Months Ended March 31,
(dollars in thousands)	2004	2003	% Change
R&D expenses	$1,910	$2,377	-20%

The decline in R&D expenses during the three-month period ended March 31, 2004 compared to the corresponding period of 2003 reflects a reduction of $330,000 in supplies resulting from a significant decrease in fuel consumption at our Silicon Valley Power test site and reduced production of prototype and test modules. Staff reductions as part of a February 2003 restructuring resulted in a $217,000 decrease in salaries, severance, facilities and information technology (“IT”) expenses.

We expect R&D expenses will remain relatively flat during the year ending December 31, 2004 compared to 2003.

Selling, General and Administrative Expenses (“SG&A”). SG&A includes compensation, benefits and related costs of corporate functions, which include management, business development, marketing, human resources, sales and finance, and un-allocated facilities and IT costs.

	Three Months Ended March 31,
(dollars in thousands)	2004	2003	% Change
SG&A	$1,655	$2,070	-20%

The decline in SG&A during the three-month period ended March 31, 2004 compared to the corresponding period of 2003 reflects reduced salaries, severance and benefits following a February 2003 restructuring in which certain positions were eliminated from our accounting, human resources, marketing and information technology departments. In addition, several assets became fully depreciated at the end of 2003, resulting in decreased depreciation expense in the first quarter of 2004 as compared to the first quarter of 2003.

We expect SG&A will remain relatively flat for the remainder of 2004.

Interest and Other Income and Expense. Interest and other income consist of interest earned on cash, cash equivalents and short-term investments and rental income. All interest income is generated from money market and short-term investments. Rental income is generated from the leasing of certain portions of our Gilbert, Arizona building. Interest expense reflects amounts incurred under long-term debt and capital lease obligations.

	Three Months Ended March 31,
(dollars in thousands)	2004	2003	% Change
Interest and other income	$186	$231	-19%
Interest expense	90	61	48%

Interest income during the three-month period ended March 31, 2004 was lower than that during the corresponding period of 2003 due to lower average cash and short-term investments balances and lower average market interest rates during 2004. Other income during the three-month period ended March 31, 2004 was higher than that during the corresponding period of 2003, as we began leasing a portion of our Gilbert manufacturing facility during the second half of 2003. We expect that interest and other income will decline during the full year ending December 31, 2004 compared to that during fiscal 2003 as we continue to use cash to fund operations and further commercialize our technologies.

Interest expense during the three months ended March 31, 2004 was higher than the corresponding period of 2003 due to the amortization of imputed interest on future payments recorded as part of the SCR-Tech purchase. These payments were recorded at the present value of future cash flows. The amortization of the imputed interest will bring the future acquisition payments to the amounts due at the applicable payment dates. We expect interest expense will increase during the year ending December 31, 2004 compared to that during 2003 due to the recognition of that interest amortization.

Income Taxes. No benefit from income taxes was recorded on the losses incurred during the three-month periods ended March 31, 2004 and 2003 because the expected benefit, computed by applying statutory tax rates to the net loss, was offset by an increase in the valuation allowance for deferred tax assets.

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

Our significant accounting policies are disclosed in Note 1 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 30, 2004. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collection is reasonably assured. Research and development revenues are earned as contractual services are performed and are recognized in accordance with contract terms, principally based on reimbursement of total costs and expenses incurred. No amounts recognized as revenue are refundable. In return for funding, collaborative partners may receive certain rights in the commercialization of the resulting technology. The contracts are also subject to periodic review by the funding partner, which may result in modifications, including reduction or termination of funding. Revenues related to SCR catalyst regeneration and cleaning services are recognized when the service is completed. We recognize revenue from our management and consulting services as work is performed. Costs associated with the performance of services are generally expensed as incurred.

We account for goodwill and other intangible assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Goodwill represents the excess of costs over fair value of acquired net assets, including other intangible assets. Other intangible assets that have finite useful lives, including patents, trademarks, trade secrets and other purchased technology, were recorded at fair value at the time of the acquisition, and are carried at such value less accumulated amortization. We amortize these intangible assets on a straight-line basis over their useful lives, estimated at ten years.

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

Liquidity and Capital Resources

	Quarter Ended March 31,
(dollars in thousands)	2004	2003
Cash, cash equivalents, and short-term investments	$45,302	$61,975

Net (decrease) in cash, cash equivalents and short-term investments	$(7,380)	$(4,795)

Prior to our spin-off in December 2000, Catalytica, Inc. made a $50,000,000 cash investment in us. Additionally, in August 2001, we received net proceeds of $47,642,000 from a public offering of our common stock. Through March 31, 2004, a portion of the proceeds from the capital contribution and our public offering have been used to fund our ongoing research and development efforts including the commercialization of the Xonon Cool Combustion technology, to purchase our commercial manufacturing and administrative facility in Gilbert, Arizona, to purchase SCR-Tech and for general corporate purposes. The remaining funds have been invested in commercial and government short-term paper.

Our net change in cash, cash equivalents and short-term investments (“Cash Consumption”) was $7,380,000 for the three-months ending March 31, 2004 including payments of $3,518,000 for the acquisition of SCR-Tech. We anticipate Cash Consumption of between $9.6 million and $11.1 million for the remainder of 2004. This anticipated Cash Consumption includes an additional payment of $545,000 in connection with the acquisition of SCR-Tech.

Our capital requirements depend on numerous factors, including but not limited to product development and commercialization activities, the timing and level of research and development funding, market acceptance of our products and our rate of sales growth. We expect to devote substantial capital resources to further commercialize our technologies, hire and train our production staff, further develop and expand our manufacturing capacity, begin additional production activities and expand our research and development activities. As a result, we expect we will expend significant amounts of cash beyond March 2005. The nature and extent of such cash usage is uncertain at this time. In addition, we may enter into acquisitions or strategic arrangements which could require the use of cash or additional equity or debt financing. In this regard, we have from time to time and may continue to enter into discussions with third parties regarding potential acquisitions of businesses that could complement our current products, expand the breadth of our markets or enhance our technical capabilities. Any transaction consummated as a result of such discussions could materially and adversely impact our liquidity and capital resources. In addition, a principal repayment of our long-term debt totaling $2,844,000 is due in April 2007. We believe our available cash, cash equivalents and short-term investments as of March 31, 2004 will provide sufficient capital to fund operations as presently planned for at least the next twelve months.

In February 2004, we acquired 100% of the outstanding member interests of SCR-Tech and acquired certain patents and related intellectual property rights for an initial cash payment of $3,518,000. See Note 4 of Notes to Unaudited Consolidated Financial Statements. We believe the contingencies associated with the Contingent Employment Payments and the Acquired Asset Payments will be met and the amounts will be paid in their entirety. Given the revenue and cash flow hurdles and limitations associated with our revenue and the cash flow and earnout payments, we believe these payments will not have a negative impact on cash flow or liquidity. Further, except for the $545,000 to be made upon the completion of certain training and the transfer of certain assets, we anticipate that the remaining payments associated with the SCR-Tech transaction will be funded by the cash flow from SCR Catalyst and Management Services.

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

A significant amount of the development effort related to our catalytic combustion technology was funded by Tanaka under a January 1995 development agreement which divides commercialization rights to the technology between the parties along product market lines. We have exclusive rights to manufacture and market catalytic combustion systems for gas turbines of greater than 25 megawatt (“MW”) power output and non-exclusive rights for gas turbines of 25 MW power output or less. Tanaka has reciprocal exclusive rights to manufacture and market catalytic combustors for use in automobiles and non-exclusive rights for gas turbines of 25 MW power output or less. In each case, the manufacturing and marketing party will pay a royalty of 5% of net sales to the other party. Each party is responsible for its own development expenses, and any invention made after May 1, 1995 is the sole property of the party making the invention, while the other party has a right to obtain a royalty-bearing, non-exclusive license to use the invention in its areas of exclusivity. As commercialized, the Xonon system contains significant technology developed by us after May 1, 1995 and no technology developed by Tanaka after this date. Our development agreement with Tanaka expires in 2005, and we have no further royalty obligations to Tanaka after 2005.

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

On December 19, 2001, we entered into a Control Patent Assignment and Cross License Agreement (“Patent Assignment Agreement”) with WGC pursuant to which WGC assigned a patent to us, and we and WGC cross-licensed certain intellectual property to each other. Under the Patent Assignment Agreement, we must pay WGC between $5,000 and $15,000 upon each shipment of a Xonon commercial unit. Additionally, as part of an April 2002 settlement agreement with WGC (the “Settlement Agreement”), we agreed to increase royalties by $2,500 per unit on our shipment of the first 100 gas turbines greater than 10MW. These increased royalties are guaranteed, and we must pay them on 100 units even if we do not ship any units of this size. We prepaid $50,000 of these royalties to WGC in April 2002. We paid WGC $100,000 in January 2003 and an additional $100,000 in January 2004. These guaranteed payments totaling $250,000 were recorded as a component of selling, general and administrative expenses during the three months ended March 2002 and are in addition to the $5,000 we must pay to WGC under the Patent Assignment Agreement upon each shipment of a Xonon commercial unit in a gas turbine of this size.

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

As of March 31, 2004, we had an accumulated deficit of $114,989,000 and we incurred a net loss of $3,241,000 during the quarter ended March 31, 2004. We expect to continue to incur net losses for at least the next several years. We have not yet recorded any significant revenue from commercial sales, and there can be no assurance we will ever reach profitability. If we fail to achieve profitability, we ultimately will not have sufficient funds to continue our operations. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

We recently left the development stage and your basis for evaluating us is limited.

In February 2004, we completed the acquisition of SCR-Tech and, as a result, left the development stage. Our activities prior to such acquisition primarily consisted of developing innovative catalytic NOx solutions based on our proprietary catalyst and fuel processing technologies as well as pursuing application engineering and manufacturing activities in support of commercialization efforts associated with our Xonon Cool Combustion system for gas turbines. Accordingly, there is only a limited historical basis upon which you can evaluate our business and prospects. You should consider the challenges, expenses and difficulties we will face as an early stage commercial company seeking to develop, manufacture and sell new products and services.

We may need significant additional capital and we may be unable to raise additional capital to complete our product development and commercialization plans or achieve profitability.

Our capital requirements depend on numerous factors, including but not limited to product development and commercialization activities, the timing and level of research and development funding, market acceptance of our products and our rate of sales growth. We face substantial uncertainties with our business operations and may not be able to achieve positive cash flows from operations. We expect to devote substantial capital resources to further commercialize our technology, hire and train our production staff, develop and expand our manufacturing capacity, begin production activities and expand our research and development activities. We may enter into acquisitions or strategic arrangements, any of which could require the use of cash or additional equity or debt financing. In this regard, our recent acquisition of SCR-Tech required significant cash outlays and will require significant additional cash outlays over the next few years. While we believe our available cash, cash equivalents and short-term investments in the amount of $45,302,000 as of March 31, 2004 will provide sufficient capital to fund operations as presently planned for at least the next twelve months, there can be no assurance that such funds will prove to be sufficient for such period or any other period of operations.

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

As of March 31, 2004, our executive officers, directors and greater than 5% stockholders controlled approximately 52% of our outstanding common stock. If these parties were to act together, they could significantly influence the election of directors and the approval of actions requiring the approval of a majority of our stockholders. The interests of our management or these investors may not always be aligned with the interests of our other stockholders.

Based on shares outstanding as of March 31, 2004, the funds managed by Morgan Stanley Capital Partners and their affiliates own approximately 19% of our outstanding common stock. The Morgan Stanley Capital Partners funds also have stockholder rights, including rights to appoint directors and registration rights. As a result, Morgan Stanley Capital Partners and its affiliates hold a substantial voting position in us and may be able to significantly influence our business.

Liabilities we acquired as a result of our spin-off may have a negative effect on our financial results.

We incurred additional liabilities as a result of our spin-off from Catalytica, Inc. For example, when the business of Catalytica Advanced Technologies, Inc. (“CAT”) was combined with ours, we became responsible for the liabilities of CAT. Additionally, we have obligations under the separation agreements we entered into with Catalytica, Inc., Synotex and DSM Catalytica Pharmaceuticals, Inc., the successor corporation to Catalytica, Inc. For example, we agreed to indemnify DSM for liabilities arising out of our business, the business of CAT and other liabilities of DSM not associated with the pharmaceuticals business it purchased from Catalytica, Inc. We are also responsible for specified potential liabilities arising out of the distribution of our common stock by Catalytica, Inc. To date, no claims have been made against us pursuant to these indemnification provisions and, at March 31, 2004, we believe the likelihood of any material claim being made against us is remote. However, if any additional liabilities materialize, our financial results could be harmed.

ADDITIONAL RISKS RELATING TO SCR CATALYST AND MANAGEMENT SERVICES

In addition to the risks discussed elsewhere, any of which also could adversely impact SCR-Tech and its business, the following additional risks specifically relate to SCR-Tech and could negatively impact SCR-Tech and our entire company.

SCR-Tech has limited operating experience in North America. SCR-Tech may not be able to profitably operate its business.

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

SCR-Tech has required significant assistance of an affiliate of one of the former owners of SCR-Tech, ENVICA Kat GmbH (“Envica”), to successfully complete certain contracts. In addition, SCR-Tech has been relying to a significant extent on the assistance of Envica on various technical and support matters relating to its business. Although the terms of our acquisition of SCR-Tech provide that Envica will provide continuing intellectual property transfers and training, there can be no assurance that SCR-Tech and its current employees will be ultimately able to successfully operate the business or expand the business. Further, there can be no assurance that SCR-Tech will not incur significant unanticipated technical problems and costs which could adversely affect SCR-Tech’s business.

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

In connection with the regeneration of SCR catalyst by SCR-Tech, SCR-Tech must have an independent company provide testing services to determine the level of success of regeneration. We are not aware of any company currently providing such services in the United States. Thus, SCR-Tech must ship samples to Europe for testing, and there are a limited number of third party testing service providers. Without such testing, SCR-Tech cannot perform its regeneration services.

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

The operation of the SCR-Tech’s business and the nature of its assets create various environmental risks. SCR-Tech leases its site for operations at a property listed on the National Priority List as a Federal Superfund site (under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”). Five CERCLA Areas (those areas of concern identified under the CERCLA program) are identified on the property, and while SCR-Tech does not lease any property identified as a CERCLA Area, one such Area has resulted in contamination of groundwater flowing underneath one of the buildings leased by SCR-Tech. Although SCR-Tech has indemnification from Clariant Corporation for any environmental liability arising prior to the operation of SCR-Tech’s business at the site, there can be no assurance that such indemnification will be sufficient or that SCR-Tech could be protected from an environmental claim from the nature of the site. In addition, the operation of SCR-Tech’s business involves removal of hazardous wastes from catalysts and the use of significant chemical materials. As a result, SCR-Tech could be subject to potential liability from such operations.

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

Because some utilities and independent power producers (“IPPs”) currently operate their SCR units only during the “ozone season” (May 1 – September 30), SCR-Tech’s business opportunities will be more limited than if SCR units were required to operate on a continual basis. The SIP (State Implementation Plan) Call was configured to impose a summer ozone season NOx cap over 19 states and the District of Columbia. During this period, utilities and IPPs will seek to operate their SCR catalysts at maximum capacity so as to reduce NOx emissions during this period. During non-ozone season periods, most operators currently have limited (if any) requirements to run their SCR systems. Unless and until such regulations are tightened, much of SCR-Tech’s business will be concentrated outside ozone season each year. This will result in less business than if SCR units were required to be operated throughout the year and this also may result in quarters of relatively higher cash flow and earnings and quarters where cash flow and earnings may be minimal. These potential fluctuations in revenue and cash flow during a year may be significant and could materially impact our quarterly earnings and cash flow. This may have a material adverse effect on the perception of our business and the market price for our common stock.

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

The market for Xonon-equipped gas turbines is dependent on various factors, including those relating to the power generation and energy markets, none of which are under our control. There has been a significant decline in the demand for gas turbines in recent years as a result of a substantial surplus in energy production capacity in the United States and Canada, a slow to emerge demand for distributed generation which especially impacts demand for small gas turbines, and uncertain supplies of natural gas and corresponding substantial increases in natural gas prices, which have reduced the demand for gas turbines of all sizes. The number of gas turbines producing between one and 15 MW of power ordered in the United States declined from approximately 53 during the 12-month period from June 1999 to May 2000 to approximately 30 during the 12-month period from June 2002 to May 2003. Regardless of the performance capabilities of Xonon with respect to lowering NOx emissions in gas turbines, if the market for small gas turbines continues to be weak, there will be very limited opportunity for us to sell Xonon catalyst modules and we may be unable to obtain any return on our prior investment and may never achieve profitability. As of the date of this filing, it does not appear the market for small gas turbines will increase in any significant manner in the near future.

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

Incorporating our technology in a specific gas turbine model requires adaptation work by us and the OEM, such as additional engineering work and, for some turbines, technology development. Except with respect to the Kawasaki 1.4 MW gas turbine, that work has not yet been completed. We may not be successful in adapting Xonon technology to particular gas turbine models, and even if we are successful, the development work may result in delays in commercial shipments or significant expenses. Delays in completing this work could result in the loss of orders, and the emergence of significant technical issues or resource constraints on the part of OEMs could result in termination by OEMs of their agreements to adapt Xonon to their gas turbines.

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

To date, we have focused primarily on research and development of Xonon and have limited experience manufacturing Xonon modules on a commercial basis. We may not be able to develop efficient, low-cost manufacturing capability and processes that will enable us to meet the quality, price, engineering, design and production standards or production volumes required to manufacture Xonon modules on a commercial scale. We may also encounter difficulty purchasing components and materials, particularly those with long lead times. Even if we are successful in developing our manufacturing capability and processes, we do not know whether we will do so in time to meet our product commercialization schedule or to satisfy the requirements of our customers.

Significant price increases in key materials may reduce our gross margins and profitability of our Xonon modules.

The prices of palladium and platinum, which are used in the production of Xonon modules, can be volatile. For example, during the calendar year 2003, the price of palladium ranged from $148 to $322 per troy ounce and the price of platinum ranged from $603 to $936 per troy ounce. Further, these metals are both currently trading at their 52 week highs. If the long-term costs of these materials were to increase significantly, we would, in addition to recycling materials from reclaimed modules, attempt to reduce material usage or find substitute materials. If these efforts were not successful or if these cost increases could not be passed onto customers, then our gross margins and profitability would be reduced.

ADDITIONAL RISKS RELATING TO EMISSION CONTROL SOLUTIONS FOR DIESEL ENGINES

In addition to the risks discussed elsewhere, any of which could adversely impact our efforts to develop NOx control solutions for diesel engines, the following additional risks particularly relate to our efforts to develop NOx control solutions for diesel engines and could negatively impact our entire company.

We may never complete the research and development of a commercially viable NOx control solution for diesel engines.

We are in the very early development stage of NOx control solutions for diesel engines. We do not know when or whether we will successfully complete research and development of a commercially viable product in either the diesel retrofit or the diesel OEM market. Economic and technical difficulties may prevent us from completing development of products for diesel engines or commercializing those products. Furthermore, a viable market for our product concept may never develop. This is further complicated by the limited time frame we have to develop a diesel retrofit solution to meet immediate market requirements. If a market were to develop within diesel OEM using our NOx control solutions, we likely would face intense competition from various competitors, including large diesel engine OEMs, and we may be unable to compete successfully. In addition, diesel engine OEMs and other competitors may create technology alternatives that could render our systems obsolete prior to commercialization. Moreover, we may conclude that the potential return from our investment in the diesel OEM or the diesel retrofit market does not justify our continued investment in these opportunities. Thus, we may at any time terminate any or all of our diesel programs, even if we do develop a commercially viable solution.

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

Even if we are successful in entering into agreements with a diesel OEM, the agreements may provide the OEM with the right to be the exclusive market channel for distribution of our diesel fuel processor and may otherwise limit our ability to enter into other OEM agreements. An agreement may provide for exclusivity for particular engine sizes and for limited periods of time. The agreements also may provide that either party can terminate the agreement, but not necessarily the exclusivity provision. A decision by an OEM to discontinue the commercialization of our diesel fuel processor in its engines could significantly limit or foreclose our access to the market for that OEM’s engines or prevent us from entering into agreements with other OEMs regarding the application of our diesel fuel processor to some of their competing engines.

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

To date, we have focused primarily on research and development and have no experience manufacturing diesel products on a commercial scale. We may not be able to develop efficient, low-cost manufacturing capability and processes that will enable us to meet the quality, price, engineering, design and production standards or production volumes required to manufacture our diesel products on a commercial scale. We may also encounter difficulty purchasing components and materials, particularly those with long lead times. Even if we are successful in developing our manufacturing capability and processes, we do not know whether we will do so in time to meet our product commercialization schedule or to satisfy the requirements of our customers. If we decide to outsource some or all of the manufacturing process, we may not find capable third parties to manufacture our product.

ADDITIONAL RISKS RELATING TO FUEL PROCESSING FOR VEHICULAR FUEL CELL APPLICATIONS

In addition to the risks discussed elsewhere, the following additional risks particularly relate to our efforts to develop fuel processing solutions for vehicular fuel cell applications. Any of the other risks discussed elsewhere also may impact these business activities.

We are entirely dependent on the U.S. Department of Energy (“DOE”) for the funding of our fuel processing solutions used for vehicular fuel cell applications.

In 2001, we were selected by the DOE for an $11,658,000 cost-shared 48-month contract for the development of a compact fuel processor capable of operating on multiple fuels for use with fuel cells in transportation applications. If the DOE curtails or terminates this program, we will likely reduce or terminate our efforts to develop a fuel processor for vehicular PEM fuel cell applications.

We may never complete the research and development of a commercially viable fuel processor to be utilized with PEM fuel cells in an automotive application.

We are in the very early development of a commercially viable fuel processor to be utilized with PEM fuel cells in an automotive application. We do not know when or whether we will successfully complete research and development of a commercially viable product. Economic and technical difficulties may prevent us from completing development of products or commercializing these products. Furthermore, a viable market for our product concept may never develop. If a market were to develop, we could face intense competition from large automotive OEMs, as well as companies currently established in the PEM fuel cell business, and may be unable to compete successfully. In addition, automotive OEMs or PEM fuel cell companies may create technology alternatives that could render our systems obsolete prior to commercialization.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest have market risk. This means that a change in prevailing interest rates would cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will decline. In an effort to minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds, government and non-government debt securities. The average duration of our investments in 2004 and 2003 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is required.

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

The Company filed the following reports on Form 8-K during the quarter ended March 31, 2004:

Current Report on Form 8-K dated February 5, 2004, providing a copy of the February 5, 2004 press release announcing the Company’s entry into a definitive agreement to acquire SCR-Tech; in addition to providing a copy of the February 5, 2004 press release announcing the Company’s financial results for the fiscal year ended December 31, 2003.

Current Report on Form 8-K dated March 4, 2004, describing the Company’s acquisition of SCR-Tech and providing a copy of the Membership Interests and Asset Purchase Agreement and Amendment No. 1 thereto regarding the acquisition of SCR-Tech.

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

Date: May 14, 2004

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