Form 10-K/A
period 2003-12-31
CATALYTICA ENERGY SYSTEMS INC
filed 2004-05-18
CIK 1053361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 1

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

Documents Incorporated by Reference

None in this Form 10-K/A.

Explanatory Note

Catalytica Energy Systems, Inc. (the “Company”) is filing this Form 10-K/A to the Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 30, 2004, solely to modify and replace the previously filed certifications contained in Exhibits 31.1, 31.2, 32.1 and 32.2, which inadvertently were based on former versions of these certifications, effective as of the date of the original certifications.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALYTICA ENERGY SYSTEMS, INC. (Registrant)

Dated: May 14, 2004	By:	/s/ Michael J. Murry

Michael J. Murry President and Chief Executive Officer

3

EXHIBITS INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

4