Form 10-Q
period 2004-06-30
CATALYTICA ENERGY SYSTEMS INC
filed 2004-08-06
CIK 1053361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

As of August 4, 2004 there were outstanding 17,889,892 shares of the Registrant’s common stock, par value $0.001, which is the only class of common stock outstanding.

CATALYTICA ENERGY SYSTEMS, INC.

FORM 10-Q

June 30, 2004

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CATALYTICA ENERGY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and six-month periods ended June 30, 2004 and 2003

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$1,100	$959	$2,086	$1,490

Costs and expenses:
Cost of revenues	1,335	1,402	2,093	2,211
Research and development	1,975	1,449	3,885	3,826
Selling, general and administrative	1,815	1,726	3,470	3,796

Total costs and expenses	5,125	4,577	9,448	9,833

Operating loss	(4,025)	(3,618)	(7,362)	(8,343)

Interest and other income	178	197	364	428
Interest expense	(157)	(59)	(247)	(120)

Net loss	$(4,004)	$(3,480)	$(7,245)	$(8,035)

Basic and diluted net loss per share	$(0.22)	$(0.20)	$(0.41)	$(0.46)

Weighted average shares used in computing basic and diluted net loss per share	17,827	17,636	17,817	17,620

See accompanying notes.

CATALYTICA ENERGY SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,443	$32,806
Short-term investments	18,681	19,876
Accounts receivable, net	884	567
Inventory	546	460
Prepaid expenses and other assets	367	527

Total current assets	43,921	54,236

Property and equipment:
Land	611	611
Building and leasehold improvements	9,523	11,325
Equipment	10,095	8,776
Less accumulated depreciation and amortization	(12,159)	(13,636)

Total property and equipment	8,070	7,076

Goodwill	4,496	—
Other intangible assets	1,670	—
Other assets	376	373

Total assets	$58,533	$61,685

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$452	$380
Accrued payroll and benefits	1,575	1,590
Accrued liabilities and other	2,011	1,411
Current portion of long-term debt and capital lease obligations	48	135

Total current liabilities	4,086	3,516

Long-term debt and other long-term liabilities	6,233	2,942

Total liabilities	10,319	6,458

Stockholders’ equity:
Common stock	18	18
Additional paid-in capital	167,251	166,977
Deferred compensation	(62)	(20)
Retained earnings	(118,993)	(111,748)

Total stockholders’ equity	48,214	55,227

Total liabilities and stockholders’ equity	$58,533	$61,685

See accompanying notes.

CATALYTICA ENERGY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six-month periods ended June 30, 2004 and 2003

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(7,245)	$(8,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	622	988
Amortization of investments premium	111	129
Amortization of intangible assets	57	—
Amortization of interest on long-term debt	136	—
Forgiveness of notes receivable from related parties	30	30
Stock based compensation	20	30
Changes in:
Accounts and notes receivable	445	960
Inventory	(26)	27
Prepaid expenses and other assets	205	(338)
Accounts payable	(603)	(217)
Accrued liabilities and other	203	(1,189)

Net cash used in operating activities	(6,045)	(7,615)

Cash flows from investing activities:
Purchase of business	(4,300)	—
Purchases of investments	(10,164)	(11,517)
Maturities of investments	11,249	13,825
Additions to property and equipment, net	(195)	(431)

Net cash provided by (used in) investing activities	(3,410)	1,877

Cash flows from financing activities:
Net payments on long-term debt and capital lease obligations	(120)	(149)
Proceeds from issuance of common stock to employees through stock plans	212	148

Net cash provided by (used in) financing activities	92	(1)

Net decrease in cash and cash equivalents	(9,363)	(5,739)
Cash and cash equivalents at beginning of period	32,806	45,965

Cash and cash equivalents at end of period	$23,443	$40,226

Additional disclosure of cash flow information:
Deferred compensation for issuance and revaluation of stock options to non-employees	$62	$53

Interest paid	$109	$114

Debt assumed for purchase of business	$3,133	$—

See accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Significant Accounting Policies

Description of Business. Catalytica Energy Systems, Inc. (“Catalytica Energy,” “the Company,” “we,” “us” or “our”) provides innovative emissions solutions to ease the environmental impact of combustion-related applications in the power generation and transportation industries. With respect to industries that use selective catalytic reduction (“SCR”) systems, the Company offers catalyst regeneration services to reduce nitrogen oxides (“NOx”) emissions, SCR system management services to optimize efficiency and reduce overall operating and maintenance costs, and consulting services related to the design of SCR systems. Our business activities also include the design, development, manufacture and servicing of advanced products based on our proprietary catalyst and fuel processing technologies to offer cost-effective solutions for reducing NOx emissions. We offer a commercially-available catalytic combustion solution, Xonon Cool Combustion®, which enables natural gas-fired turbines to achieve ultra-low emissions. We are also actively pursuing the development of NOx reduction solutions for mobile, stationary and off-road diesel engines as well as fuel processing systems for Proton Exchange Membrane (“PEM”) fuel cells used in vehicular applications.

Unaudited Interim Financial Information. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2004. Certain amounts for prior periods have been reclassified to conform to the current presentation. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 30, 2004.

Effective January 1, 2004, the Company elected to reclassify certain expenses in its consolidated statements of income. Costs of revenue-producing research and development (“R&D”) programs have been reclassified from research and development to cost of revenues. These reclassifications resulted in an increase to cost of revenues and a decrease to research and development of $1,402,000 and $2,211,000 for the three and six-months ended June 30, 2003.

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

Goodwill represents the excess of costs over fair value of acquired net assets, including other intangible assets. Other intangible assets that have finite useful lives, including patents, trademarks, trade secrets and other purchased technology, are recorded at fair value at the time of the acquisition, and are carried at such value less accumulated amortization. The Company amortizes these intangible assets on a straight-line basis over their useful lives, estimated at ten years.

Segment Disclosure. Catalytica Energy operates as one business segment. Consequently, segment disclosure as of and for the three and six-month periods ended June 30, 2004 and 2003 is not provided.

Use of Estimates. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Had compensation cost for Catalytica Energy’s stock-based compensation plan for employees and directors been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below:

(in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$(4,004)	$(3,480)	$(7,245)	$(8,035)
SFAS No. 123 stock option plan compensation expense	(450)	186	(885)	(180)

Pro forma net loss	$(4,454)	$(3,294)	$(8,130)	$(8,215)

Basic and diluted net loss per share, as reported	$(0.22)	$(0.20)	$(0.41)	$(0.46)

Pro forma basic and diluted net loss per share	$(0.25)	$(0.19)	$(0.46)	$(0.47)

2. Net Loss per Share

Basic and diluted net loss per share is presented in accordance with SFAS No. 128, “Earnings Per Share.” The Company’s potentially dilutive securities (stock options and warrants) were anti-dilutive for the three and six-month periods ended June 30, 2004 and 2003 because the Company incurred a net loss for each of those periods. Therefore such potentially dilutive securities have been excluded from the computation of weighted-average shares outstanding used in computing diluted net loss per share. Total potentially dilutive securities outstanding as of June 30, 2004 and 2003 were approximately 3,183,000 and 3,162,000, respectively. The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

(in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator for basic and diluted net loss per share - net loss	$(4,004)	$(3,480)	$(7,245)	$(8,035)

Denominator for basic and diluted net loss per share - weighted average shares outstanding	17,827	17,636	17,817	17,620

Basic and diluted net loss per share	$(0.22)	$(0.20)	$(0.41)	$(0.46)

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

4. Purchase of SCR-Tech

On February 20, 2004, we acquired 100% of the outstanding member interests of SCR-Tech and certain patents and related intellectual property. SCR-Tech is a provider of catalyst regeneration technologies and management services for SCR systems, which are used by coal-fired plants and other utility-scale power generating facilities to reduce NOx emissions. As a result of the acquisition, the Company will expand its commercial operations and leverage its expertise in NOx control and catalysis within multiple markets. In addition to an initial cash payment of $3,518,000, we are obligated to the following payments:

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

Upon closing of the acquisition, $7,433,000 was recorded as an investment in SCR-Tech; consisting of $3,518,000 initial cash payment, $237,000 due diligence costs incurred through closing, $545,000 accrued liability and $3,133,000 present value of future acquisition payments. Goodwill of $4,496,000 and other intangible assets of $1,728,000 were recorded as part of this purchase. The intangible assets will be amortized over their estimated useful lives of ten years. Goodwill and other intangible assets will be reviewed for impairment at each year-end. The results of operations for SCR-Tech for the period February 21, 2004 through June 30, 2004 are included in the consolidated statements of income, cash flow and balance sheet for the six-months ended June 30, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. The words “anticipates,” “believes,” “expects,” “intends,” “will” and similar expressions identify forward-looking statements which are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements.

Forward-looking statements in this report include, but are not limited to:

•	statements regarding our market opportunities and the potential growth of the market for our solutions

•	our competitive advantage in the marketplace

•	the efficiency of our solutions

•	our proposed research and development expenditures

•	the level of research and development by original equipment manufacturers (“OEMs”)

•	the timing of our testing activities and commercialization of our products

•	the value of our intellectual property and effectiveness of our patent portfolio

•	the uniqueness of our Xonon Cool Combustion® system

•	our ability to design Xonon® for different gas turbine models

•	statements regarding the successful development and market potential of our diesel and fuel cell products

•	the existing and proposed emissions restrictions on power generating sources and diesel engines used in transportation applications

•	statements regarding the uniqueness, potential and market for our SCR catalyst services

•	predictions regarding our future results of operations

•	sources of our revenues

•	selling, general and administrative expenses

•	the impact of interest income and expense

•	expenditure of capital resources

•	our ability to generate cash and the sufficiency of existing cash and cash equivalents

•	our ability to fund payments related to the SCR-Tech purchase with cash generated by SCR system management and consulting services (collectively, “SCR Catalyst and Management Services”)

•	our use of cash, cash equivalents and short-term investments

•	critical accounting policies and our business strategies and plan of operations

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

Catalytica Energy provides innovative emissions solutions to ease the environmental impact of combustion-related applications in the power generation and transportation industries. The Company offers catalyst regeneration services to industries that use SCR systems to reduce NOx emissions, SCR system management services to optimize efficiency and reduce overall operating and maintenance costs, and consulting services related to the design of SCR systems. Our business activities also include the design, development, manufacture and servicing of advanced products based on our proprietary catalyst and fuel processing technologies to offer cost-effective solutions for reducing NOx emissions. We offer a commercially-available catalytic combustion solution, Xonon Cool Combustion®, which enables natural gas-fired turbines to achieve ultra-low emissions. We are also actively pursuing the development of NOx reduction solutions for mobile, stationary and off-road diesel engines as well as fuel processing systems for PEM fuel cells used in vehicular applications.

We have focused on growing our business through a product and market diversification strategy in the area of NOx control. Increasingly stringent air quality regulations have resulted in tighter emissions restrictions being imposed on a variety of combustion-related applications. NOx emissions, which are a precursor to smog formation, have become a primary target of government-imposed emissions regulations, creating what we believe is a significant opportunity for innovative, cost-effective NOx control solutions.

In February 2004, we acquired SCR-Tech, the North American leader in catalyst regeneration technologies and management services for SCR systems used by coal-fired power plants and other utility-scale power generating facilities to reduce NOx emissions. Under the terms of the acquisition, we made an initial cash payment of approximately $3.5 million. We will be required to make a subsequent cash payment in the second half of 2004 of approximately $545,000 upon the completion of certain training and the delivery to us of certain additional assets to be acquired. We also will be obligated to make deferred payments of approximately $7.5 million over a 10 to 15-year period beginning in 2005, including contingent payments relating to the acquisition of intellectual property and exclusive NAFTA ownership of patents and relating to the retention of a key employee. In addition, earn-out payments may be due between 2005 and 2009, contingent upon revenue and cash flow generation in excess of established targets.

The addition of SCR-Tech strategically broadens and diversifies our product and service offerings to the growing emissions control market for coal-fired power plants and accelerates our penetration of the NOx control marketplace. We believe the acquisition of SCR-Tech has created a solid foundation for future growth and has strengthened our ability to continue pursuing development and commercialization efforts in other areas of our business, while also targeting additional business opportunities in the area of NOx control. Through our SCR-Tech subsidiary, we are now offering catalyst cleaning, rejuvenation and regeneration, as well as SCR Catalyst and Management Services, to help plant operators optimize their SCR system operation while also reducing operating and maintenance costs.

We have commercialized and are marketing Xonon Cool Combustion®, a breakthrough pollution prevention technology that enables natural gas-fired turbines to achieve ultra-low emissions power production through a proprietary catalytic combustion process. We believe our Xonon Cool Combustion® product is the only commercially available pollution prevention technology proven to achieve ultra-low NOx emissions of less than 3 parts per million (“ppm”) during combustion. Our Xonon® system is integrated within a gas turbine, replacing the conventional flame-based combustion system with a catalytic process that combusts fuel at temperatures below the threshold at which NOx forms.

Consistent with our product and market diversification strategy, we are leveraging our catalyst technology expertise with a proven fuel processing competency to offer innovative new engine and retrofit diesel emissions reduction solutions, targeted at helping diesel OEMs and government agencies meet stricter diesel emissions standards in the U.S. and internationally. To address the growing emissions control market for new diesel engine applications, we have developed and are now refining a proprietary fuel processor technology for diesel OEMs. Our Xonon fuel processor (“XFP”) technology is designed to enable a 90% reduction in NOx by improving the performance of NOx trap (also known as NOx adsorber) systems. We are also developing a retrofit solution for mobile, stationary and off-road diesel engine applications as a means for government agencies to address growing urban smog issues in emissions-sensitive areas. Our retrofit solution combines a derivative of our XFP technology with a NOx adsorber and is being designed to offer a scalable, 50% NOx reduction solution for diesel engines currently in service.

As a result of our acquisition of SCR-Tech in February 2004, our revenue mix will materially change in 2004. Prior to the acquisition of SCR-Tech, primarily all of our revenues resulted from research and development contracts funded by gas turbine manufacturers, government sources or research institutions, as well as contracted and collaborative research. We anticipate SCR-Tech will provide a significant portion of our revenues in 2004. However, we have only a limited operating and ownership experience with SCR-Tech, which creates a number of uncertainties regarding the business and operating results of SCR-Tech. These include: uncertainties arising from integrating our management, technology and systems with SCR-Tech; the timing and receipt of payment for SCR-Tech services; the nature and type of revenue and revenue recognition policies with respect to SCR-Tech’s business; and the significant business and financial risks discussed herein relating to SCR-Tech, which cannot yet be fully evaluated due to the limited operating experience and lack of comparable periods of operations. As a result, our financial results for the first six months of 2004 should be considered in this context.

We continue to expect substantial losses during the next few years as we seek to expand commercialization of our Xonon Cool Combustion® product, develop NOx control systems for diesel engines, expand our SCR catalyst and management services and pursue other opportunities that leverage our core technologies or business focus, including additional potential acquisitions. These activities involve significant potential financial commitments, and there can be no assurance we will have sufficient funds to successfully develop our business or that any of our business operations will be profitable.

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

We record a reserve for contingencies, including litigation settlements, when a liability becomes probable and estimable. The amount we record for litigation reserves is based upon our best estimate at the time and is subject to change as facts we become aware of change or ultimate determinations or settlements are made.

Results of Operations

The following summary presents the results of operations and percentage change by comparable period for the three and six-month periods ended June 30, 2004:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2004	2003	Amount	%	2004	2003	Amount	%
Revenues	$1,100	$959	$141	15%	$2,086	$1,490	$596	40%

Costs and expenses:
Cost of revenues	1,335	1,402	(67)	-5%	2,093	2,211	(118)	-5%
Research and development	1,975	1,449	526	36%	3,885	3,826	59	2%
Selling, general and administrative	1,815	1,726	89	5%	3,470	3,796	(326)	-9%

Total costs and expenses	5,125	4,577	548		9,448	9,833	(385)

Operating loss	(4,025)	(3,618)	(407)		(7,362)	(8,343)	981

Interest and other income	178	197	(19)	-10%	364	428	(64)	-15%
Interest expense	(157)	(59)	(98)	166%	(247)	(120)	(127)	106%

Net loss	$(4,004)	$(3,480)	$(524)		$(7,245)	$(8,035)	$790

Comparison of the three and six-month periods ended June 30, 2004

Revenues. Revenues in the periods presented include revenue generated from SCR Catalyst and Management Services (after February 20, 2004) and revenue generated from research and development (“R&D”) contracts funded by gas turbine manufacturers and government sources for fuel processor and gas turbine development. These R&D contracts provide for partial recovery of our direct and indirect costs. The timing of R&D funding varies from year to year, and from contract to contract, based on the terms agreed upon by us and the funding party.

We expect to continue to pursue funded research programs. Most of our R&D contracts are subject to periodic review by our funding partner, which may result in modifications, termination of funding or schedule delays. We cannot ensure we will continue to receive R&D funding. In return for funding development, collaborative partners may receive certain rights in the commercialization of any resulting technology, including royalty payments on future sales (see “Other Commitments”). Due to the nature of our operating history, period-to-period comparisons of R&D contract revenue are not necessarily meaningful and should not be relied upon as indications of future performance.

The increase in revenue during the three-month period ended June 30, 2004 compared to the corresponding period of 2003 reflects incremental revenue of $480,000 from SCR Catalyst and Management Services following the Company’s acquisition of SCR-Tech in February 2004, offset by a $298,000 reduction in government and OEM funding, as development efforts under those programs were completed.

The increase in revenue during the six-month period ended June 30, 2004 compared to the corresponding period of 2003 reflects incremental revenue of $950,000 from SCR Catalyst and Management Services, offset by a reduction of $295,000 in OEM funding, as combustion system development efforts under two programs were completed.

We expect total revenues for the year ended December 31, 2004 will be in excess of 2003 revenues, due to the addition of SCR Catalyst and Management Services to our overall NOx solutions offerings. We expect R&D revenues during the year ending December 31, 2004 will be less than during 2003 due to reduced availability of funding from governmental agencies and OEM partners resulting from challenging market conditions in the gas turbine industry. R&D revenues will continue to be provided primarily by government agencies, with a DOE fuel processor program comprising the majority of that revenue.

Cost of Revenues. Costs attributable to SCR Catalyst and Management Services revenue include direct labor, plant management wages, fringe benefits, facility rent, chemicals, depreciation, supplies and third party consulting services and are expensed as incurred. Costs related to R&D contracts consist of direct expenses incurred by revenue-producing programs, including direct labor, fringe benefits, travel, consulting and other third party professional services, supplies and R&D overhead and are expensed as incurred. R&D overhead is applied based on total non-direct program expenses incurred as a percentage of direct program expenses for revenue-producing programs.

The decline in cost of revenues during the three-month period ended June 30, 2004 compared to the corresponding period of 2003 resulted from a $631,000 decrease in cost of R&D contracts, resulting from reduced activity relating to OEM and government contracts, in addition to reduced overhead between comparative periods, offset by $563,000 of incremental expenses from SCR Catalyst and Management Services. The reduction in overhead resulted from a February 2003 restructuring in which certain administrative and support positions were eliminated from our engineering and manufacturing departments.

The decline in cost of revenues during the six-month period ended June 30, 2004 compared to the corresponding period of 2003 resulted from a $939,000 decrease in cost of R&D contracts, resulting from reduced activity relating to OEM and government contracts, in addition to reduced overhead between comparative periods, offset by $821,000 of incremental expenses from SCR Catalyst and Management Services.

Research and Development Expenses. R&D expenses include compensation and benefits for engineering and manufacturing staff, fees for contract engineers, materials to build prototype units, amounts paid to outside suppliers for subcontracted components and services, supplies, facilities and information technology costs. We expense all R&D costs as incurred.

The increase in R&D expenses during the three-month period ended June 30, 2004 compared to the corresponding period of 2003 reflects a $606,000 increase in direct labor and fringe benefits incurred on internally funded programs for which costs were thus not classified as cost of revenues. These efforts were primarily related to development of diesel applications.

The increase in R&D expenses during the six-month period ended June 30, 2004 compared to the corresponding period of 2003 reflects a $814,000 increase in direct labor and fringe benefits incurred on internally funded programs for which costs were thus not classified as cost of revenues. This increase was offset by a $100,000 reduction in supplies resulting from reduced fuel usage in testing at our Silicon Valley Power test site. Staff reductions as part of a February 2003 restructuring resulted in a $599,000 decrease in salaries, severance and related expenses in the first half of 2004.

We expect R&D expenses during the year ending December 31, 2004 will be in excess of 2003 expenses due to increased development efforts in diesel and reduced activity in billable programs which would result in expenses being classified as cost of revenues rather than R&D.

Selling, General and Administrative Expenses (“SG&A”). SG&A includes compensation, benefits and related costs of corporate functions, which include management, business development, marketing, human resources, sales and finance, and un-allocated facilities and IT costs.

The increase in SG&A during the three-month period ended June 30, 2004 compared to the corresponding period of 2003 reflects incremental expenses from SCR Catalyst and Management Services and decreased depreciation due to several assets which became fully depreciated at the end of 2003.

The decline in SG&A during the six-month period ended June 30, 2004 compared to the corresponding period of 2003 reflects reductions in salaries, severance and benefits following a February 2003 restructuring in which certain positions were eliminated from our accounting, human resources, marketing and information technology departments. In addition, several assets became fully depreciated at the end of 2003, resulting in decreased depreciation expense. Partially offsetting these decreases were increases resulting from incremental expenses from SCR Catalyst and Management Services and increased rent expense resulting from the scheduled termination of building lease and sublease arrangements at the end of 2003 and negotiation of new leases for 2004-2005.

We expect SG&A will remain relatively flat for the remainder of 2004 and lower than 2003.

Interest and Other Income and Expense. Interest and other income consist of interest earned on cash and cash equivalents, short-term investments and rental income. Interest income is generated from money market and short-term investments. Rental income is generated from the leasing of certain portions of our Gilbert, Arizona building.

Interest income during the three and six-month periods ended June 30, 2004 was $59,000 and $146,000 lower, respectively, than during the corresponding periods of 2003 due to lower average cash and short-term investments balances resulting from funding of operations and cash outlays in the first quarter of 2004 relating to the purchase of SCR-Tech. Other income during the three and six-month periods ended June 30, 2004 was $41,000 and $82,000 higher, respectively, than that during the corresponding periods of 2003, as we began leasing a portion of our Gilbert manufacturing facility during the second half of 2003. We expect interest and other income will decline during the full year ending December 31, 2004 compared to fiscal 2003 as we continue to use cash to fund operations and further commercialize our technologies.

Interest Expense. Interest expense reflects amounts incurred under long-term debt and capital lease obligations.

Interest expense during the three and six-months ended June 30, 2004 was $97,000 and $127,000 higher, respectively, than the corresponding periods of 2003 due to the amortization of imputed interest on future payments recorded as part of the SCR-Tech purchase, which began in March 2004. These payments were recorded at the present value of future cash flows. The amortization of the imputed interest will bring the net carrying values to the amounts due at the applicable payment dates. We expect interest expense will increase during the year ending December 31, 2004 compared to that during 2003 due to the recognition of that interest amortization.

Income Taxes. No benefit from income taxes was recorded on the losses incurred during the three and six-month periods ended June 30, 2004 and 2003 because the expected benefit, computed by applying statutory tax rates to the net loss, was offset by an increase in the valuation allowance for deferred tax assets.

Liquidity and Capital Resources

(dollars in thousands)	Six months ended June 30,
	2004	2003
Ending balance of cash, cash equivalents and short-term investments	$42,124	$58,589

Net decrease in cash, cash equivalents and short-term investments	$(10,558)	$(8,181)

Prior to our spin-off in December 2000, Catalytica, Inc. made a $50,000,000 cash investment in us. Additionally, in August 2001, we received net proceeds of $47,642,000 from a public offering of our common stock. Through June 30, 2004, a portion of the proceeds from the capital contribution and our public offering have been used to fund our ongoing research and development efforts including the commercialization of the Xonon Cool Combustion® technology, the purchase of our commercial manufacturing and administrative facility in Gilbert, Arizona, the purchase of SCR-Tech and for general corporate purposes. The remaining funds have been invested in commercial and government short-term paper.

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

In February 2004, we acquired 100% of the outstanding member interests of SCR-Tech and acquired certain patents and related intellectual property rights for an initial cash payment of $3,518,000. See Note 4 of Notes to Unaudited Consolidated Financial Statements. We believe the contingencies associated with the Contingent Employment Payments and the Acquired Asset Payments will be met and the amounts will be paid in their entirety. Given the revenue and cash flow hurdles and limitations associated with our revenue and the cash flow and earnout payments, we believe these payments will not have a negative impact on cash flow or liquidity. Further, except for the $545,000 to be made upon the completion of certain training and the transfer of certain assets, we anticipate that the remaining payments associated with the SCR-Tech transaction should be funded by the cash flow from SCR Catalyst and Management Services.

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

We expect to devote substantial capital resources to further commercialize our technologies, hire and train our production staff, further develop and expand our manufacturing capacity, begin additional production activities and expand our research and development activities. As a result, we expect we will expend significant amounts of cash beyond June 2005. The nature and extent of such cash usage is uncertain at this time. We believe our available cash, cash equivalents and short-term investments as of June 30, 2004 will provide sufficient capital to fund operations as presently planned for at least the next twelve months.

Our net change in cash, cash equivalents and short-term investments (“Cash Consumption”) was $10,558,000 for the six-months ending June 30, 2004 including payments of $3,518,000 for the acquisition of SCR-Tech during the first quarter. We anticipate Cash Consumption of between $17 million and $18.5 million for the full year ending December 31, 2004, including payment of an additional $545,000 in connection with the acquisition of SCR-Tech.

We have never paid cash dividends on our common stock or any other securities. We anticipate that we will retain any future earnings for use in the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

Other Commitments

We have entered into research collaboration arrangements that may require us to make future royalty payments. These payments would generally be due once specified milestones, such as the commencement of commercial sales of a product incorporating the funded technology, are achieved. Currently, we have four such arrangements with Tanaka Kikinzoku Kogyo K.K. (“Tanaka”), Gas Technology Institute (“GTI”) (formerly known as Gas Research Institute), the California Energy Commission (“CEC”) and Woodward Governor Company (“WGC”).

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

GENERAL RISKS RELATING TO OUR FINANCIAL CONDITION AND OPERATING RESULTS

The following risks apply to and may adversely affect our specific business programs, products and opportunities, as more specifically described below.

We have incurred significant continuing losses since inception, we anticipate continued significant losses and we may never achieve profitability.

As of June 30, 2004, we had an accumulated deficit of $118,993,000 and we incurred a net loss of $4,004,000 and $7,245,000 during the three and six-months ended June 30, 2004, respectively. We expect to continue to incur net losses for at least the next several years. We have only recently acquired a business with any commercially-available services, and we have not yet recorded any significant revenue from commercial sales, and there can be no assurance we will ever reach profitability. If we fail to achieve profitability, we ultimately will not have sufficient funds to continue our operations. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

We recently left the development stage and your basis for evaluating us is limited.

In February 2004, we completed the acquisition of SCR-Tech and, as a result, left the development stage. Our activities prior to such acquisition primarily consisted of developing innovative catalytic NOx solutions based on our proprietary catalyst and fuel processing technologies as well as pursuing application engineering and manufacturing activities in support of commercialization efforts associated with our Xonon Cool Combustion® system for gas turbines. Accordingly, there is only a limited historical basis upon which you can evaluate our business and prospects. You should consider the challenges, expenses and difficulties we will face as an early stage commercial company seeking to develop, manufacture and sell new products and services.

We may need significant additional capital and we may be unable to raise additional capital to complete our product development and commercialization plans or achieve profitability.

Our capital requirements depend on numerous factors, including but not limited to, product development and commercialization activities, the timing and level of research and development funding, market acceptance of our products and our rate of sales growth. We face substantial uncertainties with our business operations and may not be able to achieve positive cash flows from operations. We expect to devote substantial capital resources to further commercialize our technology, hire and train our production staff, develop and expand our manufacturing capacity, begin production activities and expand our research and development activities. We may enter into acquisitions or strategic arrangements, any of which could require the use of cash or additional equity or debt financing. In this regard, our recent acquisition of SCR-Tech required significant cash outlays and will require significant additional cash outlays over the next few years. While we believe our available cash, cash equivalents and short-term investments in the amount of $42,124,000 as of June 30, 2004 will provide sufficient capital to fund operations as presently planned for at least the next twelve months, there can be no assurance that such funds will prove to be sufficient for such period or any other period of operations.

We may need to raise additional funds to develop further our diesel emissions reduction solutions, achieve full commercialization of the Xonon Cool Combustion® system for additional gas turbine applications, meet our purchase payment obligations resulting from the SCR-Tech acquisition, develop other potential products such as our fuel processor technology for PEM fuel cells or other programs, and to meet other capital requirements. We may require substantial additional funds to achieve sufficient commercial success to allow for profitable operations. Any such additional funding requirements may be significant, may not be available when required or may be available only on terms unsatisfactory to us. Further, if we issue equity securities, the ownership percentage of our stockholders will be reduced, and the holders of new equity securities may have rights senior to those of our existing holders of common stock.

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

The market price of our common stock is highly volatile and has declined significantly since our stock began trading in December 2000. Factors that could cause fluctuation and further declines in our stock price may include, but are not limited to:

•	announcements or cancellations of orders or research and development arrangements;

•	changes in financial estimates or the lack of current coverage of our common stock by securities analysts;

•	conditions or trends in our industry;

•	changes in the market valuations of other companies in our industry;

•	the effectiveness and commercial viability of products offered by us or our competitors;

•	the results of our research and development or test activities;

•	announcements by us or our competitors of technological innovations, new products, significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives;

•	changes in environmental regulations; and

•	additions or departures of key personnel.

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

Our business requires a highly skilled management team and specialized workforce, including scientists, engineers, researchers, and manufacturing and marketing professionals who have developed essential proprietary skills. Our future success will therefore depend on attracting and retaining qualified management and technical personnel. We do not know whether we will be successful in hiring or retaining these qualified personnel. Our inability to hire qualified personnel on a timely basis, or the departure of key employees, could harm our expansion and commercialization plans. In this regard, during 2003, we employed a new CEO, reduced the number of employees, including management level employees, and streamlined our operations. This may adversely affect our ability to retain additional necessary employees if required.

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

Our executive officers, directors and greater than 5% stockholders control approximately one-half of our outstanding common stock. If these parties were to act together, they could significantly influence the election of directors and the approval of actions requiring the approval of a majority of our stockholders. The interests of our management or these investors may not always be aligned with the interests of our other stockholders.

Based on shares outstanding as of June 30, 2004, the funds managed by Morgan Stanley Capital Partners and their affiliates own approximately 19% of our outstanding common stock. The Morgan Stanley Capital Partners funds also have stockholder rights, including rights to appoint directors and registration rights. As a result, Morgan Stanley Capital Partners and its affiliates hold a substantial voting position in us and may be able to significantly influence our business.

Liabilities we acquired as a result of our spin-off may have a negative effect on our financial results.

We incurred additional liabilities as a result of our spin-off from Catalytica, Inc. For example, when the business of Catalytica Advanced Technologies, Inc. (“CAT”) was combined with ours, we became responsible for the liabilities of CAT. Additionally, we have obligations under the separation agreements we entered into with Catalytica, Inc., Synotex and DSM Catalytica Pharmaceuticals, Inc., the successor corporation to Catalytica, Inc. For example, we agreed to indemnify DSM for liabilities arising out of our business, the business of CAT and other liabilities of DSM not associated with the pharmaceuticals business it purchased from Catalytica, Inc. We are also responsible for specified potential liabilities arising out of the distribution of our common stock by Catalytica, Inc. To date, no claims have been made against us pursuant to these indemnification provisions and, at June 30, 2004, we believe the likelihood of any material claim being made against us is remote. However, if any additional liabilities materialize, our financial results could be harmed.

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

SCR-Tech commenced commercial operations in its U.S. regeneration facility in March, 2003, and has completed only a limited number of SCR cleaning and regeneration projects. Thus, SCR-Tech does not have a substantial operating history to determine whether it can successfully operate its business under differing environments and conditions or at any level of profitability.

We recently completed the acquisition of SCR-Tech and we have very limited experience with the operations of SCR-Tech.

We completed the acquisition of SCR-Tech in February 2004. SCR-Tech was a privately held company, which commenced commercial operations in the U.S. in March 2003. At the time we acquired SCR-Tech, we had no experience in the SCR-related business and we have just begun to integrate our management, technology and systems with SCR-Tech. In addition, SCR-Tech did not previously have audited financial statements. Thus, there is a risk of unknown financial or other liabilities which could negatively impact SCR-Tech and us. Although we have limited indemnification from the sellers of SCR-Tech, there can be no assurance that any such indemnification would be adequate to cover any unknown liabilities. In addition, unanticipated integration issues in connection with the operations of SCR-Tech as part of our business may develop, and a successful integration may require significant time and expense.

SCR-Tech has limited experience in cleaning and regenerating catalysts.

SCR-Tech has required significant assistance of an affiliate of one of its former owners, ENVICA Kat GmbH (“Envica”) to successfully complete certain contracts. In addition, SCR-Tech has been relying to a significant extent on the assistance of Envica on various technical and support matters relating to its business. Although the terms of our acquisition of SCR-Tech provide that Envica will provide continuing intellectual property transfers and training, there can be no assurance that SCR-Tech and its current employees will be ultimately able to successfully operate the business or expand the business. Further, there can be no assurance that SCR-Tech will not incur significant unanticipated technical problems and costs which could adversely affect SCR-Tech’s business.

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

Hans Hartenstein, the president of SCR-Tech, is a key employee and one of the founders of SCR-Tech and is principally responsible for the generation of the business opportunities of SCR-Tech. Certain entities or persons which may be deemed to be affiliates of Mr. Hartenstein received significant sums from us as a result of the closing of the acquisition and these entities or persons will receive significant guaranteed and contingent payments as a result of the purchase of SCR-Tech. Mr. Hartenstein will receive compensation as part of his employment with SCR-Tech. If Mr. Hartenstein fails to perform or otherwise fails to address the challenges faced by SCR-Tech, the business could be materially and adversely affected. Mr. Hartenstein also has other business interests which may adversely affect his performance. Moreover, the acquisition of SCR-Tech triggered certain issues with respect to the visa status of Mr. Hartenstein, which SCR-Tech is seeking to resolve. SCR-Tech continues to expand and strengthen its management and technical staff to address ongoing operational and growth efforts.

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

The operation of the SCR-Tech’s business and the nature of its assets create various environmental risks. SCR-Tech leases its site for operations at a property listed on the National Priority List as a Federal Superfund site (under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”). Five CERCLA Areas (those areas of concern identified under the CERCLA program) are identified on the property, and while SCR-Tech does not lease any property identified as a CERCLA Area, one such Area has resulted in contamination of groundwater flowing underneath one of the buildings leased by SCR-Tech. Although SCR-Tech has indemnification from Clariant Corporation for any environmental liability arising prior to the operation of SCR-Tech’s business at the site, there can be no assurance that such indemnification will be sufficient or that SCR-Tech could be protected from an environmental claim from the nature of the site. In addition, the operation of SCR-Tech’s business may involve removal of hazardous wastes from catalysts and the use of significant chemical materials. As a result, SCR-Tech could be subject to potential liability from such operations.

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

ADDITIONAL RISKS RELATING TO NOx CONTROL SOLUTIONS FOR GAS TURBINES

In addition to the risks discussed elsewhere, any of which could adversely impact our Xonon-equipped gas turbine business, the following additional risks particularly relate to our Xonon Cool Combustion® technology for gas turbines and could negatively impact our entire company.

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

Xonon-equipped gas turbines represent an emerging market. If Xonon technology does not attain widespread market acceptance, end-users may be less inclined to purchase turbines equipped with Xonon Cool Combustion®. If a significant commercial market fails to develop, we may be unable to recover the losses incurred to develop our Xonon product and may be unable to achieve profitability. The development of a commercial market for our systems may be impacted by factors that are not within our control, including:

•	the cost competitiveness of the Xonon Cool Combustion® system;

•	the overall demand for new gas turbines;

•	the future costs of natural gas and other fuels;

•	the status of the power generation market;

•	economic demand for new power generation sources;

•	economic factors that could impact capital spending decisions;

•	the demand for distributed generation of power;

•	changing regulatory requirements;

•	the emergence of alternative technologies and products; and

•	changes in federal, state or local environmental regulations.

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

The market for emissions reduction technologies is intensely competitive. There are alternative technologies which, when used in combination, reduce gas turbine emissions to levels comparable to, or lower than, Xonon-equipped gas turbines. These technologies include lean pre-mix combustion systems, which are used in conjunction with gas turbine exhaust cleanup systems such as selective catalytic reduction. Lean pre-mix systems are offered by several gas turbine OEMs, each of whom may prefer to use their internally developed emissions reduction technology rather than ours. There are also a number of companies, universities, research institutions and governments engaged in the development of emissions reduction technologies that could compete with the Xonon technology.

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

We will be dependent on third party development of NOx adsorbers for our diesel products.

Even if our diesel fuel processor is accepted by OEMs and retrofit integrators, if NOx adsorbers do not evolve to a state of commercial viability, our technology will not ultimately be adopted. Although our diesel fuel processor has the benefit of lessening certain NOx adsorber limitations, significant technological hurdles, including cost, size, durability, operating range and the level of NOx reduction from NOx adsorbers must be overcome for OEMs and retrofit integrators to consider commercialization of our diesel fuel processor in combination with a NOx adsorber. The failure of third parties to develop solutions to current NOx adsorber limitations in a timely manner will effectively eliminate our diesel fuel processor from market consideration. We may not have any ability to significantly influence the resolution of NOx adsorber issues.

We have only a limited time to take advantage of the retrofit market for diesel engines.

The diesel retrofit market has a limited time frame, since new diesel engines produced in 2007 and beyond likely will not need retrofit products. As older vehicles and other machines using diesel engines are retired from service and replaced with vehicles and other machines using newer diesel engines, the need to retrofit older engines will decline. Thus, in order to take advantage of the diesel retrofit market, we must develop a solution that can quickly come to market and which results in significant NOx reduction with an economically viable fuel penalty and have it verified to comply with federal and state emissions requirements. We have evolved our solution from combining our proprietary diesel fuel processor with a proprietary lean NOx catalyst to combining our proprietary diesel fuel processor with a third-party NOx adsorber. Significant development work remains to fully develop this revised solution for the diesel retrofit market, and we must identify a supplier of the NOx adsorber. Further, even if we can obtain a NOx adsorber supplier, it is likely we will not have our solution verified until the end of 2005, and there can be no assurance we will be able to meet such testing requirements or find the necessary market for our retrofit product. Thus, we have expended and may continue to expend significant sums on developing our diesel retrofit solution with no assurance that we will be successful in developing the solution or that we will develop the solution in sufficient time to take advantage of the potential market. Even if we are successful in developing a diesel engine retrofit solution, our product market window will be limited and decreasing in size as vehicles are retired and new diesel engines are introduced into the market. Further, a successful diesel retrofit solution does not imply this technology or a derivative of this technology can be employed in the diesel OEM market.

We will be heavily dependent on developing relationships with retrofit integrators in order to enter the diesel retrofit marketplace.

Our diesel retrofit solution does not address a number of significant requirements to enter this market. We will need to develop relationships with integrators who can procure necessary products and services for our solution, including project management, installation of our solution on mobile, stationary or off-road applications with necessary attachments and system controls and other necessary components. Since this will be a retrofit as opposed to an OEM market, we will likely not have the assistance of any of the manufacturers of the original equipment to supply our solution. This may make installation and operation of our diesel retrofit solution more difficult and expensive. We have not yet entered into any agreement with a retrofit integrator and if we cannot do so on an expedited basis, we likely will need to abandon or refocus our diesel retrofit program.

We will be heavily dependent on developing relationships with diesel OEMs and their commitment to adopt and market our diesel fuel processor technology for their diesel engines in order to enter the diesel OEM marketplace; any agreements with these OEMs may limit our market opportunities.

In order to take advantage of the opportunities for NOx control solutions in the diesel OEM market, we must develop a solution that results in significant NOx reduction (as high as 90%) to meet impending United States, European Union or Japanese requirements for diesel engines. This will require us to partner with one or more diesel OEMs. Until we can demonstrate the viability of our diesel fuel processor for the diesel OEM market, it is unlikely we can develop the necessary OEM relationships. In addition, if we are unable to develop a diesel retrofit solution, it is less likely we will develop the necessary credibility with diesel OEMs with respect to our diesel OEM solution.

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

The size of the diesel retrofit and diesel OEM markets has attracted a number of significant participants. In the diesel retrofit market, a number of companies have already developed announced solutions in this market, including Johnson Mathey, Englehard, Cleaire and Lubrizol. These participants have substantially greater resources and credibility than we do in this market. In the diesel OEM market, there are a number of significant competitors, some of which have announced solutions to the initial United States requirements for NOx reduction in 2007, including Eaton Corporation and the major diesel OEMs such as Cummins, Caterpillar, Detroit Diesel, ITEC and Volvo. These competitors also have substantially greater resources and credibility than we do in this market. There can be no assurance that we can successfully compete in either the diesel retrofit or diesel OEM markets, even if we were to develop a technologically feasible solution to NOx reduction in these markets

Alternate technologies may provide a more cost effective solution and may provide alternatives to any diesel NOx reduction technology.

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

We are entirely dependent on the U.S. DOE for the funding of our fuel processing solutions used for vehicular fuel cell applications.

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

Item 1. LEGAL PROCEEDINGS

Although we may be subject to litigation from time to time in the ordinary course of our business, we are not currently a party to any material legal proceeding.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 10, 2004, at the annual stockholder’s meeting, a quorum of stockholders of the Company approved the following proposals: (1) the election of two Class I Directors to each serve a three-year term and (2) ratification of the appointment of Ernst & Young LLP to serve as the Company’s independent accountants for the 2004 fiscal year.

The Board of Directors is divided into three classes, with Directors in each class serving for three-year terms. Accordingly, not all Directors are elected at each annual meeting of stockholders. William B. Ellis and Susan F. Tierney were Directors elected at the meeting. The Directors whose terms of office continued after the meeting are Howard I. Hoffen, Ricardo B. Levy, David F. Merrion, Michael J. Murry, Frederick M. O’Such and John A. Urquhart.

The matters described below were voted on at the Annual Meeting of Stockholders, and the number of votes cast with respect to each matter and with respect to the election of a director, were as indicated.

Proposal 1. Election of Class I Directors:

Nominee	For	Withhold
William B. Ellis	15,896,925	37,830
Susan F. Tierney	15,894,409	40,346

Proposal 2. Ratification of Appointment of Independent Accountants:

For	Against	Abstain
15,909,131	20,275	5,350

In addition, subsequent to the annual meeting, we increased the number of members on our Board of Directors from eight to nine and appointed Richard A. Abdoo as a Class I Director.

Item 5. OTHER INFORMATION

None

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

(b) Reports on Form 8-K

The Company filed the following reports on Form 8-K during the quarter ended June 30, 2004:

Current Report on Form 8-K dated May 12, 2004, furnishing a copy of the May 12, 2004 press release announcing the Company’s financial results for the quarter year ended March 31, 2004.

CATALYTICA ENERGY SYSTEMS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2004

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