Form 10-Q
period 2004-09-30
CATALYTICA ENERGY SYSTEMS INC
filed 2004-11-12
CIK 1053361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

As of November 8, 2004 there were outstanding 17,889,892 shares of the Registrant’s common stock, par value $0.001, which is the only class of common stock outstanding.

CATALYTICA ENERGY SYSTEMS, INC.

FORM 10-Q

September 30, 2004

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CATALYTICA ENERGY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and nine-month periods ended September 30, 2004 and 2003

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$1,942	$1,107	$4,028	$2,597

Costs and expenses:
Cost of revenues	1,325	1,209	3,418	3,420
Research and development	1,792	1,452	5,677	5,278
Selling, general and administrative	1,547	1,690	5,017	5,486

Total costs and expenses	4,664	4,351	14,112	14,184

Operating loss	(2,722)	(3,244)	(10,084)	(11,587)

Interest and other income	186	186	550	614
Interest expense	(160)	(58)	(407)	(178)

Net loss	$(2,696)	$(3,116)	$(9,941)	$(11,151)

Basic and diluted net loss per share	$(0.15)	$(0.18)	$(0.56)	$(0.63)

Weighted average shares used in computing basic and diluted net loss per share	17,874	17,701	17,836	17,647

See accompanying notes.

CATALYTICA ENERGY SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,195	$32,806
Short-term investments	10,726	19,876
Accounts receivable, net	1,563	567
Inventory	508	460
Prepaid expenses and other assets	419	527

Total current assets	41,411	54,236

Property and equipment:
Land	611	611
Building and leasehold improvements	9,606	11,325
Equipment	10,113	8,776
Less accumulated depreciation and amortization	(12,469)	(13,636)

Total property and equipment	7,861	7,076

Goodwill	4,496	—
Other intangible assets	1,626	—
Other assets	338	373

Total assets	$55,732	$61,685

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$630	$380
Accrued payroll and benefits	1,612	1,590
Accrued liabilities and other	1,427	1,411
Current portion of long-term debt and other long-term liabilities	883	135

Total current liabilities	4,552	3,516

Long-term debt and other long-term liabilities	5,514	2,942

Total liabilities	10,066	6,458

Stockholders’ equity:
Common stock	18	18
Additional paid-in capital	167,359	166,977
Deferred compensation	(22)	(20)
Retained deficit	(121,689)	(111,748)

Total stockholders’ equity	45,666	55,227

Total liabilities and stockholders’ equity	$55,732	$61,685

See accompanying notes.

CATALYTICA ENERGY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine-month periods ended September 30, 2004 and 2003

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(9,941)	$(11,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	932	1,531
Amortization of investments premium	165	186
Amortization of intangible assets	101	—
Amortization of interest on long-term debt	243	—
Forgiveness of notes receivable from related parties	42	42
Stock based compensation	24	56
Changes in:
Accounts receivable	(233)	902
Inventory	12	(7)
Prepaid expenses and other assets	179	54
Accounts payable	(425)	(88)
Accrued payroll and benefits	165	(560)
Accrued liabilities and other	(346)	(313)

Net cash used in operating activities	(9,082)	(9,348)

Cash flows from investing activities:
Purchase of business	(4,300)	—
Purchases of investments	(10,164)	(17,017)
Maturities of investments	19,149	17,300
Additions to property and equipment, net	(296)	(923)

Net cash provided by (used in) investing activities	4,389	(640)

Cash flows from financing activities:
Net payments on long-term debt and capital lease obligations	(130)	(173)
Proceeds from issuance of common stock to employees through stock plans	212	343

Net cash provided by financing activities	82	170

Net decrease in cash and cash equivalents	(4,611)	(9,818)
Cash and cash equivalents at beginning of period	32,806	45,965

Cash and cash equivalents at end of period	$28,195	$36,147

Additional disclosure of cash flow information:
Deferred compensation for issuance and revaluation of stock options to non-employees	$27	$58

Interest paid	$160	$170

Debt assumed for purchase of business	$3,133	$—

See accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Significant Accounting Policies

Description of Business. Catalytica Energy Systems, Inc. (“Catalytica Energy,” “the Company,” “we,” “us” or “our”) provides innovative emissions solutions to ease the environmental impact of combustion-related applications in the power generation and transportation industries. The Company offers a variety of services for coal-fired power plants and other fossil fuel-fired power generation facilities that use selective catalytic reduction (“SCR”) systems to reduce nitrogen oxides (“NOx”) emissions. These services include SCR catalyst cleaning and regeneration, SCR system management services to optimize efficiency and reduce overall operating and maintenance costs, and consulting services related to the design of SCR systems (collectively “SCR Catalyst and Management Services”). Our business activities also include the design, development, manufacture and servicing of advanced products based on our proprietary catalyst and fuel processing technologies to offer cost-effective solutions for reducing NOx emissions from diesel engines and natural gas-fired turbines. Our diesel fuel processing technology is designed to enable significant NOx reduction from mobile, stationary and off-road diesel engine applications. Our commercially-available catalytic combustion solution, Xonon Cool Combustion®, enables gas turbines to achieve ultra-low NOx emissions. Other activities include the development of fuel processing systems for fuel cell use in stationary, auxiliary and back-up power applications.

Unaudited Interim Financial Information. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2004. Certain amounts for prior periods have been reclassified to conform to the current presentation. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 30, 2004.

Reclassifications. Effective January 1, 2004, the Company elected to reclassify certain expenses in its consolidated statements of operations. Costs of revenue-producing research and development (“R&D”) programs have been reclassified from research and development to cost of revenues. These reclassifications resulted in an increase to cost of revenues and a decrease to research and development of $1,209,000 and $3,420,000 for the three and nine-months ended September 30, 2003.

Development Stage. Since inception, the Company was considered a development stage company, as defined in Statement of Financial Accounting Standards (“SFAS”) No.7, “Accounting and Reporting by Development Stage Enterprises.” In February 2004, the Company acquired SCR-Tech, LLC (“SCR-Tech”), a company with established commercial operations in the area of innovative NOx solutions, and as such, left the development stage. The Company expects to continue making significant investments in research and development as it expands its product development and commercialization programs.

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

Accounts Receivable. Accounts receivable consists of trade receivables generated from research and development contracts, trade receivables from SCR Catalyst and Management Services and revenues in excess of billings from SCR Catalyst and Management Services. Trade receivables are recorded at the invoiced amount. Payment terms for SCR catalyst regeneration and cleaning services are typically defined in the contract for services rendered. Revenues may be earned for those services in advance of amounts billable to the customer and are recognized when the service is complete, unless the contract terms will not result in invoice generation within six months from the date of completion of those services. Revenues recognized in excess of amounts billed are recorded as accounts receivable. Revenues in excess of billings represented $733,000 and $0 of net accounts receivable as of September 30, 2004 and December 31, 2003, respectively.

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

Segment Disclosure. Catalytica Energy operates as one business segment. Consequently, segment disclosure as of and for the three and nine-month periods ended September 30, 2004 and 2003 is not provided.

Use of Estimates. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2. Net Loss per Share

Basic and diluted net loss per share is presented in accordance with SFAS No. 128, “Earnings Per Share.” The Company’s potentially dilutive securities (stock options) were anti-dilutive for the three and nine-month periods ended September 30, 2004 and 2003 because the Company incurred a net loss for each of those periods. Therefore such potentially dilutive securities have been excluded from the computation of weighted-average shares outstanding used in computing diluted net loss per share. Total potentially dilutive securities outstanding as of September 30, 2004 and 2003 were approximately 3,190,000 and 2,596,000, respectively. The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

(in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator for basic and diluted net loss per share - net loss	$(2,696)	$(3,116)	$(9,941)	$(11,151)

Denominator for basic and diluted net loss per share - weighted average shares outstanding	17,874	17,701	17,836	17,647

Basic and diluted net loss per share	$(0.15)	$(0.18)	$(0.56)	$(0.63)

Note 3. Stock Based Compensation

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

Had compensation cost for Catalytica Energy’s stock-based compensation plan for employees and directors been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below:

(in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss, as reported	$(2,696)	$(3,116)	$(9,941)	$(11,151)
SFAS No. 123 stock option plan compensation expense	(395)	(399)	(1,280)	(579)

Pro forma net loss	$(3,091)	$(3,515)	$(11,221)	$(11,730)

Basic and diluted net loss per share, as reported	$(0.15)	$(0.18)	$(0.56)	$(0.63)

Pro forma basic and diluted net loss per share	$(0.17)	$(0.20)	$(0.63)	$(0.66)

Note 4. Purchase of SCR-Tech

On February 20, 2004, we acquired 100% of the outstanding member interests of SCR-Tech and certain patents and related intellectual property. SCR-Tech is a provider of catalyst regeneration technologies and management services for SCR systems, which are used by coal-fired plants and other fossil fuel-fired power generating facilities to reduce NOx emissions. As a result of the acquisition, the Company is expanding its commercial operations and leveraging its expertise in NOx control and catalysis within multiple markets. In addition to an initial cash payment of $3,518,000, we are obligated to the following payments:

1.	Upon the completion of certain training and delivery of the remaining assets to be acquired, a payment of $545,000 (which was paid in September 2004).

2.	On August 20, 2005, a payment of $875,000.

3.	On February 20, 2006, a payment of $1,000,000.

4.	On December 1, 2007 and December 1, 2008, a payment of $300,000 on each such date provided that Hans-Ulrich Hartenstein is an employee of SCR-Tech or its affiliates on such dates (collectively, the “Contingent Employment Payments”).

5.	For each of the calendar years 2004 through 2008, certain amounts, if any, based upon the SCR-Tech business attaining certain revenue targets.

6.	For each of the calendar years 2004 through 2008, certain amounts, if any, based upon the SCR-Tech business attaining certain cash flow targets.

7.	For each of the calendar years 2004 through 2018, an aggregate of up to $5,022,220 payable in installments equal to the lesser of (a) 10% of certain revenues for the applicable calendar year and (b) $502,220 (collectively, the “Acquired Asset Payments”).

Upon closing of the acquisition, $7,433,000 was recorded as an investment in SCR-Tech; consisting of $3,518,000 initial cash payment, $237,000 due diligence costs incurred through closing, $545,000 accrued liability and $3,133,000 present value of estimated future acquisition payments. Goodwill of $4,496,000 and other intangible assets of $1,727,000 were recorded as part of this purchase. The intangible assets will be amortized over their estimated useful lives of ten years. Goodwill and other intangible assets will be reviewed for impairment at each year-end. The results of operations for SCR-Tech for the period February 21, 2004 through September 30, 2004 are included in the consolidated statements of operations, cash flow and balance sheets as of and for the nine-months ended September 30, 2004.

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

Forward-looking statements in this report include, but are not limited to:

•	statements regarding our market opportunities and the potential growth of the market for our solutions

•	our competitive advantage in the marketplace

•	the efficiency of our solutions

•	our proposed research and development expenditures

•	the level of research and development by original equipment manufacturers (“OEMs”)

•	the timing of our testing activities and commercialization of our products

•	the value of our intellectual property and effectiveness of our patent portfolio

•	the uniqueness of our Xonon Cool Combustion® system

•	our ability to design Xonon® for different gas turbine models

•	statements regarding the successful development and market potential of our diesel and fuel cell products

•	the existing and proposed emissions restrictions on power generating sources and diesel engines used in transportation applications

•	statements regarding the uniqueness, potential and market for our SCR catalyst services

•	predictions regarding our future results of operations

•	sources and timing of our revenues, including the portion of our revenues we expect to be generated by SCR-Tech in fiscal 2004

•	the level of selling, general and administrative expenses

•	the amount of interest income and expense

•	expenditure of capital resources

•	our ability to generate cash and the sufficiency of existing cash and cash equivalents

•	our ability to fund payments related to the SCR-Tech purchase with cash generated by SCR Catalyst and Management Services

•	our use of cash, cash equivalents and short-term investments

•	critical accounting policies and our business strategies and plan of operations

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in “Risks That Could Affect Our Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q.

Overview

Catalytica Energy Systems, Inc. (“Catalytica Energy,” the “Company,” “we” or “us”) was incorporated in Delaware as a subsidiary of Catalytica, Inc. in June 1995. Catalytica Energy operated as part of Catalytica, Inc.’s research and development activities from inception through the date of its incorporation as a separate entity. In December 2000, Catalytica Advanced Technologies, Inc., another subsidiary of Catalytica Inc., was merged into us, and the combined entity was spun out from Catalytica, Inc. as Catalytica Energy Systems, Inc., a separate, stand-alone public company.

Catalytica Energy Systems, Inc. provides innovative emissions solutions to ease the environmental impact of combustion-related applications in the power generation and transportation industries. The Company offers a variety of services for coal-fired power plants and other fossil fuel-fired power generation facilities that use selective catalytic reduction (“SCR”) systems to reduce nitrogen oxides (“NOx”) emissions. These services include SCR catalyst cleaning and regeneration, SCR system management services to optimize efficiency and reduce overall operating and maintenance costs, and consulting services related to the design of SCR systems (collectively “SCR Catalyst and Management Services”). Our business activities also include the design, development, manufacture and servicing of advanced products based on our proprietary catalyst and fuel processing technologies to offer cost-effective solutions for reducing NOx emissions from diesel engines and natural gas-fired turbines. Our diesel fuel processing technology is designed to enable significant NOx reduction from mobile, stationary and off-road diesel engine applications. Our commercially-available catalytic combustion solution, Xonon Cool Combustion®, enables gas turbines to achieve ultra-low NOx emissions. Other activities include the development of fuel processing systems for fuel cell use in stationary, auxiliary and back-up power applications.

We are growing our business through a product and market diversification strategy in the area of NOx control. Increasingly stringent air quality regulations have resulted in tighter emissions restrictions being imposed on a variety of combustion-related applications. NOx emissions, which are a precursor to smog formation, have become a primary target of government-imposed emissions regulations, creating a significant opportunity for innovative, cost-effective NOx control solutions.

In February 2004, we acquired SCR-Tech, the North American leader in catalyst regeneration technologies and management services for SCR systems used by coal-fired power plants and other utility-scale power generating facilities to reduce NOx emissions. Under the terms of the acquisition, we made an initial cash payment of approximately $3.5 million. In September 2004, we made a subsequent cash payment of $545,000, triggered by completion of certain training and the delivery to us of certain additional acquired assets. We also will be obligated to make deferred payments of approximately $7.5 million over a 10 to 15-year period beginning in 2005, including contingent payments relating to the acquisition of intellectual property and exclusive NAFTA ownership of patents and relating to the retention of a key employee. In addition, earn-out payments may be due between 2005 and 2009, contingent upon revenue and cash flow generation in excess of established targets.

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

Consistent with our product and market diversification strategy, we are leveraging our catalyst technology expertise with a proven fuel processing competency to offer innovative new engine and retrofit diesel emissions reduction solutions, targeted at helping diesel engine OEMs and end-use customers meet stricter diesel emissions standards in the U.S. and internationally. To address the growing emissions control market for diesel engine applications, we have developed and are now refining a proprietary fuel processor technology, which is designed to significantly improve the performance of NOx trap (also known as NOx adsorber) systems to enable a high-performing and cost-effective NOx reduction solution. For new engine applications, our Xonon fuel processor (“XFP”) technology is designed to help diesel OEMs achieve a 90% reduction in NOx. For mobile retrofit applications, our XFP technology is being designed to offer an easy integration, bolt-on solution for diesel engines currently in service to address growing urban smog issues by achieving up to a 50% reduction in NOx. For stationary diesel applications, our XFP technology is being designed to offer a cost-effective solution to achieve a greater than 90% reduction in NOx to help end-users generate improved economics from their stationary power sources while maintaining compliance with increasingly stringent emissions regulations.

As a result of our acquisition of SCR-Tech in February 2004, our fiscal 2004 year-to-date revenue mix has materially changed. Prior to the acquisition of SCR-Tech, primarily all of our revenues resulted from research and development contracts funded by gas turbine manufacturers, government sources or research institutions, as well as contracted and collaborative research. We anticipate SCR-Tech will provide approximately one-half of our revenues in 2004. However, we have only a limited operating and ownership experience with SCR-Tech, which creates a number of uncertainties regarding the business and operating results of SCR-Tech. These include: uncertainties arising from integrating our management, technology and systems with SCR-Tech; the timing and receipt of payment for SCR-Tech services; the nature and type of revenue and revenue recognition policies with respect to SCR-Tech’s business; and the significant business and financial risks discussed herein relating to SCR-Tech, which cannot yet be fully evaluated due to the limited operating experience and lack of comparable periods of operations. As a result, our financial results for the first nine months of 2004 should be considered in this context.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based upon our unaudited interim consolidated financial statements, which have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to contract terms, equity investments, bad debts, inventories, investments, intangible assets, income taxes, financing operations, restructuring, contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results would differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

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

Goodwill and Other Intangible Assets

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

Accounts and Notes Receivable Reserves

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

Inventory Reserves

Based on changes in market prices, we periodically write down our inventory of certain precious metals used in our products by an amount equal to the difference between the cost of inventory and its estimated realizable value. If actual market conditions become less favorable, additional inventory write-downs would be required.

Income Taxes

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

Contingent Liabilities

We record a reserve for contingencies, including litigation settlements, when a liability becomes probable and estimable. The amount we record for litigation reserves is based upon our best estimate at the time and is subject to change as facts we become aware of change or ultimate determinations or settlements are made.

Results of Operations

The following summary presents the results of operations and percentage change by comparable period for the three and nine-month periods ended September 30, 2004:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2004	2003	Amount	%	2004	2003	Amount	%
Revenues	$1,942	$1,107	$835	75%	$4,028	$2,597	$1,431	55%

Costs and expenses:
Cost of revenues	1,325	1,209	116	10%	3,418	3,420	(2)	0%
Research and development	1,792	1,452	340	23%	5,677	5,278	399	8%
Selling, general and administrative	1,547	1,690	(143)	-8%	5,017	5,486	(469)	-9%

Total costs and expenses	4,664	4,351	313		14,112	14,184	(72)

Operating loss	(2,722)	(3,244)	522		(10,084)	(11,587)	1,503

Interest and other income	186	186	—	0%	550	614	(64)	-10%
Interest expense	(160)	(58)	(102)	176%	(407)	(178)	(229)	129%

Net loss	$(2,696)	$(3,116)	$420		$(9,941)	$(11,151)	$1,210

Comparison of the three and nine-month periods ended September 30, 2004

Revenues. Revenues in the periods presented include revenue generated from SCR Catalyst and Management Services (after February 20, 2004). SCR Catalyst and Management Services revenues are primarily generated from catalyst cleaning and regeneration services. Additionally, the Company provides management and consulting services related to the design, operating efficiency, and overall operating and maintenance costs of SCR systems. In addition, revenues in the periods presented include revenues generated from research and development (“R&D”) contracts funded by gas turbine manufacturers and government sources for fuel processor, diesel and gas turbine technology development. These R&D contracts provide for partial recovery of our direct and indirect costs.

We expect to continue to pursue funded research programs. Most of our R&D contracts are subject to periodic review by our funding partner, which may result in modifications, termination of funding or schedule delays. We cannot ensure we will continue to receive R&D funding. In return for funding development, collaborative partners may receive certain rights in the commercialization of any resulting technology, including royalty payments on future sales (see “Other Commitments”). The timing of revenues varies from year to year, and from contract to contract, based on the terms agreed upon by us and the customer or funding party. Due to the nature of our revenue sources, period-to-period comparisons of revenue are not necessarily meaningful and should not be relied upon as indications of future performance.

The majority of the increase in revenue during the three-month period ended September 30, 2004 compared to the corresponding period of 2003 consists of the following: incremental revenue of $1,070,000 from SCR Catalyst and Management Services following the Company’s acquisition of SCR-Tech in February 2004 and a $360,000 increase in revenue from new diesel R&D programs commencing in the third quarter, offset by a $526,000 reduction in government and OEM funding, as development efforts under certain gas turbine programs were completed.

The majority of the increase in revenue during the nine-month period ended September 30, 2004 compared to the corresponding period of 2003 consists of the following: incremental revenue of $2,019,000 from SCR Catalyst and Management Services and a $360,000 increase in revenue from new diesel R&D programs commencing in the third quarter, offset by a $837,000 reduction in government and OEM funding, as development efforts under certain gas turbine programs were completed.

We expect total revenue for the year ending December 31, 2004 will be in excess of 2003 revenue, due to the addition of SCR Catalyst and Management Services to our overall NOx solutions offerings. We expect R&D revenue during the year ending December 31, 2004 will be less than during 2003 due to reduced availability of funding from governmental agencies and OEM partners resulting from challenging market conditions in the gas turbine industry. R&D revenue will continue to be provided primarily by government agencies, with a Department of Energy (“DOE”) fuel processor program comprising the majority of that revenue.

Cost of Revenues. Expenses relating to government and OEM funded programs are classified as cost of revenues. Expenses relating to internally funded programs are classified as R&D. Accordingly, shifts in effort between government and OEM funded programs versus internally funded programs can produce period-to-period variances in cost of revenues and R&D.

Cost of revenues attributable to SCR Catalyst and Management Services include direct labor, plant management wages, fringe benefits, facility rent, chemicals, depreciation, supplies and third party consulting services, and are expensed as incurred. Cost of revenues related to R&D contracts consist of direct expenses including direct labor, fringe benefits, travel, consulting and other third party professional services, supplies and R&D overhead, and are expensed as incurred. R&D overhead is applied to government and OEM funded programs based on total non-direct program expenses incurred as a percentage of direct program expenses.

The increase in cost of revenues during the three-month period ended September 30, 2004 compared to the corresponding period of 2003 resulted from $586,000 in incremental expenses from SCR Catalyst and Management Services, offset by a $470,000 decrease in cost of R&D contracts, resulting from reduced activity relating to OEM and government contracts, in addition to reduced overhead between comparative periods. The reduction in overhead resulted from focused expense reduction efforts and increased utilization of internal resources.

The cost of revenues during the nine-month period ended September 30, 2004 was flat compared to the corresponding period of 2003. The cost of revenues for the nine-month period ended September 30, 2004 compared to the corresponding period of 2003 included a $1,409,000 decrease in cost of R&D contracts, resulting from reduced activity relating to OEM and government contracts, combined with reduced overhead between comparative periods, offset by $1,407,000 in incremental expenses from SCR Catalyst and Management Services.

Research and Development Expenses. R&D expenses include compensation and benefits for engineering and manufacturing staff, fees for contract engineers, materials to build prototype units, amounts paid to outside suppliers for subcontracted components and services, supplies, facilities and information technology costs. We expense all R&D costs as incurred.

The majority of the increase in R&D expenses during the three-month period ended September 30, 2004 compared to the corresponding period of 2003 consists of the following: a $264,000 increase in direct labor and fringe benefits incurred on internally funded programs, primarily related to development of diesel applications, and a $96,000 increase in supplies resulted from increased efforts associated with our diesel NOx reduction technology development, including the manufacture of prototypes for various test activities.

The majority of the increase in R&D expenses during the nine-month period ended September 30, 2004 compared to the corresponding period of 2003 consists of the following: a $818,000 increase in direct labor and fringe benefits incurred on internally funded programs, offset by staff reductions in early 2003 resulting in a $409,000 decrease in salaries, severance and related expenses during the first nine months of 2004.

We expect R&D expenses for the year ending December 31, 2004 will be in excess of 2003 expenses due to increased development efforts in internally funded programs. We expect total program expenses (internally funded and government and OEM funded) for the year ending December 31, 2004 will be less than 2003 expenses as a result of expense reduction efforts over the past several periods.

Selling, General and Administrative Expenses (“SG&A”). SG&A includes compensation, benefits and related costs of corporate functions, which include management, business development, marketing, human resources, sales and finance, and un-allocated facilities and IT costs.

The majority of the decline in SG&A during the three-month period ended September 30, 2004 compared to the corresponding period of 2003 consists of the following: a $274,000 decrease in depreciation due to several assets which became fully depreciated at the end of 2003, offset by $253,000 of incremental expenses from SCR Catalyst and Management Services. Several other expense categories account for the remainder of the variance, none of which was individually significant.

The majority of the decline in SG&A during the nine-month period ended September 30, 2004 compared to the corresponding period of 2003 consists of the following: a $372,000 reduction in personnel-related expenses, primarily related to a February 2003 reduction in force and several assets fully depreciated at the end of 2003, resulting in an $863,000 decrease in depreciation expense. Partially offsetting these decreases were increases resulting from $555,000 of incremental expenses from SCR Catalyst and Management Services and $215,000 of increased net rent expense resulting from the scheduled termination of building lease and sublease arrangements at the end of 2003 and the negotiation of new leases for 2004-2005.

We expect SG&A for the year ending December 31, 2004 will be lower than 2003 as a result of expense reduction efforts over the past several periods.

Interest and Other Income. Interest income is generated from money market and short-term investments. Other income consists of rental income generated from the leasing of certain portions of our Gilbert, Arizona building.

Interest income during the three and nine-month periods ended September 30, 2004 was $12,000 and $158,000 lower, respectively, than that during the corresponding periods of 2003 due to lower average cash and short-term investments balances resulting from funding of operations and cash outlays in the first quarter of 2004 relating to the purchase of SCR-Tech. Other income during the three and nine-month periods ended September 30, 2004 was $12,000 and $95,000 higher, respectively, than that during the corresponding periods of 2003, as we began leasing out a portion of our Gilbert manufacturing facility during the second half of 2003. We expect interest and other income will decline during the full year ending December 31, 2004 compared to fiscal 2003 as we continue to use cash to fund operations and further commercialize our technologies.

Interest Expense. Interest expense reflects amounts incurred under long-term debt and capital lease obligations.

Interest expense during the three and nine-months ended September 30, 2004 was $102,000 and $229,000 higher, respectively, than the corresponding periods of 2003 due to the amortization of imputed interest on future payments recorded as part of the SCR-Tech purchase, which began in March 2004. These payments were recorded at the present value of future cash flows. The amortization of the imputed interest will bring the net carrying values to the amounts due at the applicable payment dates. We expect interest expense will increase for the year ending December 31, 2004 compared to that during 2003 due to the recognition of that interest amortization.

Income Taxes. No benefit from income taxes was recorded on the losses incurred during the three and nine-month periods ended September 30, 2004 and 2003 because the expected benefit, computed by applying statutory tax rates to the net loss, was offset by an increase in the valuation allowance for deferred tax assets.

Liquidity and Capital Resources

(dollars in thousands)	Nine months ended September 30,
	2004	2003
Ending balance of cash, cash equivalents and short-term investments	$38,921	$56,484

Net decrease in cash, cash equivalents and short-term investments	$(13,761)	$(10,286)

Prior to our spin-off in December 2000, Catalytica, Inc. made a $50,000,000 cash investment in us. Additionally, in August 2001, we received net proceeds of $47,642,000 from a public offering of our common stock. Through September 30, 2004, a portion of the proceeds from the capital contribution and our public offering have been used to fund our ongoing research and development efforts including the commercialization of the Xonon Cool Combustion® technology, the purchase of our commercial manufacturing and administrative facility in Gilbert, Arizona, the purchase of SCR-Tech and for general corporate purposes. The remaining funds have been invested in commercial and government short-term paper.

In March 2002, we received a term loan of $3,010,000 from the Arizona State Compensation Fund. Proceeds of this loan were applied to the purchase of a 43,000 square foot manufacturing and administrative facility in Gilbert, Arizona. This five-year term loan bears interest at a fixed annual rate of 7.4% and was scheduled to mature in April 2007. In August 2004, the remaining $2,940,254 principal balance on this loan was refinanced with a five-year term loan which bears interest at a fixed annual rate of 6.5% and matures in April 2009. Under terms of this new loan, payments of principal and interest totaling $19,105 are due monthly with a final principal payment of $2,737,228 due at maturity. This loan is secured by a deed of trust in the acquired real property.

In February 2004, we acquired 100% of the outstanding member interests of SCR-Tech and acquired certain patents and related intellectual property rights for an initial cash payment of $3,518,000 (see Note 4 of Notes to Unaudited Consolidated Financial Statements). We believe the contingencies associated with the Contingent Employment Payments and the Acquired Asset Payments will be met and the amounts will be paid in their entirety. Given the revenue and cash flow hurdles and limitations associated with the earnout payments, we believe these payments will not have a negative impact on cash flow or liquidity. Further, we anticipate that a substantial portion of the remaining payments associated with our acquisition of SCR-Tech should be funded by the cumulative cash flow from SCR Catalyst and Management Services.

Our capital requirements depend on numerous factors, including but not limited to product development and commercialization activities, the timing and level of research and development funding, market acceptance of our products and our rate of sales growth. In addition, we may enter into acquisitions or strategic arrangements which could require the use of cash or additional equity or debt financing. In this regard, we have from time to time and may continue to enter into discussions with third parties regarding potential acquisitions of businesses that could complement our current products, expand the breadth of our markets or enhance our products, services or technical capabilities. Any transaction consummated as a result of such discussions could materially and adversely impact our liquidity and capital resources.

We expect to devote substantial capital resources to further commercialize our technologies, hire and train our production staff, further develop and expand our manufacturing capacity, begin additional production activities and continue our research and development activities. As a result, we expect we will expend significant amounts of cash beyond September 2005. The nature and extent of such cash usage is uncertain at this time. We believe our available cash, cash equivalents and short-term investments as of September 30, 2004 will provide sufficient capital to fund operations as presently planned for at least the next twelve months.

Our net change in cash, cash equivalents and short-term investments (“Cash Consumption”) was $13,761,000 for the nine-months ending September 30, 2004 including payments of $3,518,000 for the acquisition of SCR-Tech during the first quarter and $545,000 during the third quarter for completion of certain training and the transfer of certain assets related to the acquisition of SCR-Tech. We anticipate Cash Consumption of between $17 million and $18 million for the full year ending December 31, 2004.

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

A significant amount of the development effort related to our catalytic combustion technology was funded by Tanaka under a January 1995 development agreement which divides commercialization rights to the technology between the parties along product market lines. We have exclusive rights to manufacture and market catalytic combustion systems for gas turbines of greater than 25 megawatt (“MW”) power output and non-exclusive rights for gas turbines of 25 MW power output or less. Tanaka has reciprocal exclusive rights to manufacture and market catalytic combustors for use in automobiles and non-exclusive rights for gas turbines of 25 MW power output or less. In each case, the manufacturing and marketing party will pay a royalty of 5% of net sales to the other party. Each party is responsible for its own development expenses, and any invention made after May 1, 1995 is the sole property of the party making the invention, while the other party has a right to obtain a royalty-bearing, non-exclusive license to use the invention in its areas of exclusivity. As commercialized, the Xonon system contains significant technology developed by us after May 1, 1995 and no technology developed by Tanaka after this date. Our development agreement with Tanaka expires in January 2005, and we have no further royalty obligations to Tanaka after 2005.

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

As of September 30, 2004, we had an accumulated deficit of $121,689,000 and we incurred a net loss of $2,696,000 and $9,941,000 during the three and nine-months ended September 30, 2004, respectively. We expect to continue to incur net losses for at least the next several years. We have only recently acquired a business with any commercially-available services, we have not yet recorded any significant revenue from commercial sales of our Xonon products, and there can be no assurance we will ever reach profitability. If we fail to achieve profitability, we ultimately will not have sufficient funds to continue our operations. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

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

Our capital requirements depend on numerous factors, including but not limited to, product development and commercialization activities, the timing and level of research and development funding, market acceptance of our products and our rate of sales growth. We face substantial uncertainties with our business operations and may not be able to achieve positive cash flows from operations. We expect to devote substantial capital resources to further commercialize our technology, hire and train our production staff, develop and expand our manufacturing capacity, begin production activities and expand our research and development activities. We may enter into acquisitions or strategic arrangements, any of which could require the use of cash or additional equity or debt financing. In this regard, our recent acquisition of SCR-Tech required significant cash outlays and will require significant additional cash outlays over the next few years. Although we believe that a substantial portion of the remaining payments associated with our acquisition of SCR-Tech should be funded by the cumulative cash flow from SCR Catalyst and Management Services, there can be no assurance that such funds will prove to be sufficient to make any portion of such payments and that such payments will not need to be funded partially or entirely from our capital resources. While we believe our available cash, cash equivalents and short-term investments in the amount of $38,921,000 as of September 30, 2004 will provide sufficient capital to fund operations as presently planned for at least the next twelve months, there can be no assurance that such funds will prove to be sufficient for such period or any other period of operations.

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

Based on shares outstanding as of September 30, 2004, the funds affiliated with Morgan Stanley Capital Partners own approximately 19% of our outstanding common stock. The Morgan Stanley Capital Partners funds also have stockholder rights, including rights to appoint directors and registration rights. As a result, Morgan Stanley Capital Partners and its affiliates hold a substantial voting position in us and may be able to significantly influence our business.

Liabilities we acquired as a result of our spin-off may have a negative effect on our financial results.

We incurred additional liabilities as a result of our spin-off from Catalytica, Inc. For example, when the business of Catalytica Advanced Technologies, Inc. (“CAT”) was combined with ours, we became responsible for the liabilities of CAT. Additionally, we have obligations under the separation agreements we entered into with Catalytica, Inc., Synotex and DSM Catalytica Pharmaceuticals, Inc., the successor corporation to Catalytica, Inc. For example, we agreed to indemnify DSM for liabilities arising out of our business, the business of CAT and other liabilities of DSM not associated with the pharmaceuticals business it purchased from Catalytica, Inc. We are also responsible for specified potential liabilities arising out of the distribution of our common stock by Catalytica, Inc. To date, no claims have been made against us pursuant to these indemnification provisions and, at September 30, 2004, we believe the likelihood of any material claim being made against us is remote. However, if any additional liabilities materialize, our financial results could be harmed

ADDITIONAL RISKS RELATING TO SCR CATALYST AND MANAGEMENT SERVICES

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

The market for Xonon-equipped gas turbines is dependent on various factors, including those relating to the power generation and energy markets, none of which are under our control. There has been a significant decline in the demand for gas turbines in recent years as a result of a substantial surplus in energy production capacity in the United States and Canada, a slow to emerge demand for distributed generation which especially impacts demand for small gas turbines, and uncertain supplies of natural gas and corresponding substantial increases in natural gas prices, which have reduced the demand for gas turbines of all sizes. The number of gas turbines producing between one and 15 MW of power ordered in North America declined from approximately 53 during the 12-month period from June 1999 to May 2000 to approximately 30 during the 12-month period from June 2002 to May 2003. Regardless of the performance capabilities of Xonon with respect to lowering NOx emissions in gas turbines, if the market for small gas turbines continues to be weak, there will be very limited opportunity for us to sell Xonon catalyst modules and we may be unable to obtain any return on our prior investment and may never achieve profitability. As of the date of this filing, it does not appear the market for small gas turbines will increase in any significant manner in the near future.

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

We have ongoing programs with three OEMs which are in various stages of commercialization of, incorporating our Xonon technology into, or evaluating our Xonon technology for incorporation into, their gas turbine product lines. These and future OEMs may decide not to continue the development and commercialization of Xonon combustion systems for their gas turbines. In particular, our development programs with GE Energy and with Solar Turbines to incorporate our Xonon technology into certain of their gas turbines are in various stages of testing and evaluation. Even with positive test results, there can be no assurance that we, GE or Solar will continue these programs. Further, even if these programs continue, they may require significant additional funding and may never result in the commercial launch of a Xonon-equipped GE or Solar gas turbine.

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

We are in the very early development stage associated with our NOx control solutions for diesel engines. We do not know when or whether we will successfully complete research and development of a commercially viable product in either the mobile diesel retrofit, mobile diesel OEM, or stationary diesel markets. Economic and technical difficulties may prevent us from completing development of products for diesel engines or commercializing those products. Furthermore, a viable market for our product concept may never develop. This is further complicated by the limited time frame we have to develop a mobile diesel retrofit solution to meet immediate market requirements. If a market were to develop within diesel OEM using our NOx control solutions, we likely would face intense competition from various competitors, including large diesel engine OEMs, and we may be unable to compete successfully. In addition, diesel engine OEMs and other competitors may create technology alternatives that could render our systems obsolete prior to commercialization. Moreover, we may conclude that the potential return from our investment in the diesel markets does not justify our continued investment in these opportunities. Thus, we may at any time terminate any or all of our diesel programs, even if we do develop a commercially viable solution.

We will be dependent on third party development of NOx adsorbers for our diesel products.

Even if our diesel fuel processor is accepted by OEMs, and retrofit integrators and end-use customers, if NOx adsorbers do not evolve to a state of commercial viability, our technology will not ultimately be adopted. Although our diesel fuel processor has the benefit of lessening certain NOx adsorber limitations, significant technological hurdles, including cost, size, durability, operating range and the level of NOx reduction from NOx adsorbers must be overcome for OEMs and retrofit integrators to consider commercialization of our diesel fuel processor in combination with a NOx adsorber. The failure of third parties to develop solutions to current NOx adsorber limitations in a timely manner will effectively eliminate our diesel fuel processor from market consideration. We may not have any ability to significantly influence the resolution of NOx adsorber issues.

We have only a limited time to take advantage of the mobile retrofit market for diesel engines.

The diesel retrofit market has a limited time frame, since new diesel engines produced in 2007 and beyond likely will not need retrofit products. As older vehicles and other machines using diesel engines are retired from service and replaced with vehicles and other machines using newer diesel engines, the need to retrofit older engines will decline. Thus, in order to take advantage of the diesel retrofit market, we must develop a solution that can quickly come to market and which results in significant NOx reduction with an economically viable fuel penalty and have it verified to comply with federal and state emissions requirements. We have evolved our solution from combining our proprietary diesel fuel processor with a proprietary lean NOx catalyst to combining our proprietary diesel fuel processor with a third-party NOx adsorber. Significant development work remains to fully develop this revised solution for the mobile diesel retrofit market, and we must identify a supplier of the NOx adsorber. Further, even if we can obtain a NOx adsorber supplier, it is likely we will not have our solution verified or certified until at least the end of 2005, and there can be no assurance we will be able to meet such testing requirements or find the necessary market for our retrofit product. Thus, we have expended and may continue to expend significant sums on developing our diesel retrofit solution with no assurance that we will be successful in developing the solution or that we will develop the solution in sufficient time to take advantage of the potential market. Even if we are successful in developing a diesel engine retrofit solution, our product market window will be limited and decreasing in size as vehicles are retired and new diesel engines are introduced into the market. Further, a successful diesel retrofit solution does not imply this technology or a derivative of this technology can be employed in the diesel OEM or stationary markets.

We will be heavily dependent on developing relationships with retrofit integrators in order to enter the mobile diesel retrofit marketplace.

Our mobile diesel retrofit solution does not address a number of significant requirements to enter this market. We will need to develop relationships with integrators who can procure necessary products and services for our solution, including project management, installation of our solution on mobile, stationary or off-road applications with necessary attachments and system controls and other necessary components. Since this will be a retrofit as opposed to an OEM market, we will likely not have the assistance of any of the manufacturers of the original equipment to supply our solution. This may make installation and operation of our diesel retrofit solution more difficult and expensive. We have not yet entered into any agreement with a retrofit integrator and if we cannot do so on an expedited basis, we likely will need to abandon or refocus our diesel retrofit program.

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

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.47	Loan Modification Agreements between the Arizona State Compensation Fund and the Registrant dated August 9, 2004, as amended.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.

(b) Reports on Form 8-K

The Company filed the following reports on Form 8-K during the quarter ended September 30, 2004:

Current Report on Form 8-K dated August 5, 2004, furnishing a copy of the August 5, 2004 press release announcing the Company’s financial results for the quarter year ended June 30, 2004.

CATALYTICA ENERGY SYSTEMS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2004

CATALYTICA ENERGY SYSTEMS, INC.
(Registrant)

By:	/s/ ROBERT W. ZACK
Robert W. Zack
Vice President of Finance and
Chief Financial Officer

Signing on behalf of the Registrant and as principal financial officer

EXHIBITS INDEX

Exhibit	Description
10.47	Loan Modification Agreements between the Arizona State Compensation Fund and the Registrant dated August 9, 2004, as amended.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.