Form 10-Q
period 2005-03-31
CATALYTICA ENERGY SYSTEMS INC
filed 2005-05-13
CIK 1053361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  (Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

As of May 10, 2005 there were outstanding 17,946,719 shares of the Registrant’s common stock, par value $0.001, which is the only class of common stock outstanding.

CATALYTICA ENERGY SYSTEMS, INC.

FORM 10-Q

March 31, 2005

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CATALYTICA ENERGY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three-months ended March 31, 2005 and 2004
 (In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2005	2004

Revenues
SCR catalyst & management services	$743	$469
Research and development	556	517
Total revenues	1,299	986

Costs and expenses:
Cost of revenues	1,170	758
Research and development	1,892	1,910
Selling, general and administrative	1,859	1,655
Total costs and expenses	4,921	4,323

Operating loss	(3,622)	(3,337)

Interest and other income	243	186
Interest expense	(159)	(90)

Net loss	$(3,538)	$(3,241)

Basic and diluted net loss per share	$(0.20)	$(0.18)

Weighted average shares used in computing basic and diluted net loss per share	17,931	17,806

See accompanying notes.

CATALYTICA ENERGY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
at March 31, 2005 and December 31, 2004
(In thousands)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,737	$26,901
Short-term investments	23,399	8,691
Accounts receivable, net	1,277	1,222
Inventory	493	474
Prepaid expenses and other assets	607	601
Total current assets	34,513	37,889

Property and equipment:
Land	611	611
Building and leasehold improvements	8,140	9,608
Equipment	8,898	8,842
Less accumulated depreciation and amortization	(10,331)	(11,584)
Total property and equipment	7,318	7,477

Goodwill	4,257	4,257
Other intangible assets	1,540	1,583
Other assets	293	311
Total assets	$47,921	$51,517

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$580	$248
Accrued payroll and benefits	1,102	1,315
Accrued liabilities and other	1,001	1,213
Current portion of long-term debt and other long-term liabilities	1,694	748
Total current liabilities	4,377	3,524

Long-term debt and other long-term liabilities	4,687	5,654
Total liabilities	9,064	9,178

Stockholders’ equity:
Common stock	18	18
Additional paid-in capital	167,470	167,358
Deferred compensation	(18)	(20)
Retained deficit	(128,555)	(125,017)
Accumulated other comprehensive loss	(58)	—
Total stockholders’ equity	38,857	42,339
Total liabilities and stockholders’ equity	$47,921	$51,517

See accompanying notes.

CATALYTICA ENERGY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three-months ended March 31, 2005 and 2004
 (In thousands)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(3,538)	$(3,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	286	304
Amortization of investments premium	29	50
Amortization of intangible assets	43	14
Accretion of interest on long-term debt	109	33
Forgiveness of notes receivable from related parties	10	15
Stock based compensation	2	11
Remeasurement of present value of long-term debt	(62)	—
Loss on sale of property and equipment	1	—
Changes in:
Trade accounts receivable	(55)	806
Inventory	(19)	(34)
Prepaid expenses and other assets	2	1
Accounts payable	332	(534)
Accrued payroll and benefits	(213)	(415)
Accrued liabilities and other	(281)	(86)
Net cash used in operating activities	(3,354)	(3,076)

Cash flows from investing activities:
Purchase of business	—	(4,300)
Purchases of investments	(19,400)	(6,099)
Maturities of investments	4,605	5,150
Sale of property and equipment	10	—
Additions to property and equipment	(138)	(54)
Net cash used in investing activities	(14,923)	(5,303)

Cash flows from financing activities:
Repayments of long-term debt	(22)	(108)
Proceeds from issuance of capital lease obligations	24	—
Repayments of capital lease obligations	(1)	(3)
Proceeds from issuance of common stock to employees through stock plans	112	211
Net cash provided by financing activities	113	100

Net decrease in cash and cash equivalents	(18,164)	(8,279)
Cash and cash equivalents at beginning of period	26,901	32,806
Cash and cash equivalents at end of period	$8,737	$24,527

Additional disclosure of cash flow information:
Deferred compensation for issuance and revaluation of stock options to non-employees	$(1)	$90
Interest paid	$48	$55
Debt assumed for purchase of business	$—	$3,133

See accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Significant Accounting Policies

Description of Business.  Catalytica Energy Systems, Inc. (“Catalytica Energy,” “the Company,” “we,” “us” or “our”) provides innovative emissions solutions to ease the environmental impact of combustion-related applications in the power generation and transportation industries.  Through our SCR-Tech, LLC (“SCR-Tech”) subsidiary, we offer a variety of services for coal-fired power plants that use selective catalytic reduction (“SCR”) systems to reduce nitrogen oxides (“NOx”) emissions. These services include SCR catalyst cleaning and regeneration, SCR system management services to optimize efficiency and reduce overall operating and maintenance (“O&M”) costs, and consulting services related to the design of SCR systems (collectively “SCR Catalyst and Management Services”). Our business activities also include the design, development, manufacture and servicing of advanced products based on our proprietary catalyst and fuel processing technologies to offer cost-effective solutions for reducing NOx emissions from diesel engines and natural gas-fired turbines. Our Xonon® Diesel Fuel Processing technology is designed to facilitate significant NOx reduction from mobile, stationary and off-road diesel engine applications by improving the performance of NOx adsorber catalyst systems. Our commercially-available Xonon Cool Combustion® system offers a breakthrough pollution prevention approach that enables gas turbines to achieve ultra-low NOx emissions through a proprietary catalytic combustion process. Other activities include the development of fuel processing systems for fuel cells used in stationary, auxiliary and back-up power applications.

Catalytica Energy was in the development stage from inception until February 2004, when the Company acquired SCR-Tech, a company with established commercial operations in the area of NOx control solutions, at which point the Company exited the development stage.

We operate in two business segments, defined as follows.

•                  Catalyst regeneration, cleaning and management services for SCR systems used by utility-scale power generating facilities to reduce NOx emissions – our SCR Catalyst and Management Services segment (“SCMS”).

•                  Designing, developing and manufacturing advanced products based on our proprietary catalyst and fuel processing technologies to offer cost-effective solutions for reducing NOx emissions – our Catalyst-Based Technology Solutions segment (“CBTS”).

See Note 8 in Notes to Unaudited Consolidated Financial Statements for business segment disclosures.

Unaudited Interim Financial Information.  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 30, 2005.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2005.

Use of Estimates.  The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications. Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current presentation.  The most significant reclassification relates to the Company’s decision to reclassify the costs of revenue-producing research and development (“R&D”) programs from R&D to cost of revenues.  This reclassification resulted in an increase to cost of revenues and a decrease to R&D of $501,000 for the three-months ended March 31, 2004.

SCR Catalyst and Management Services Revenues.  As prescribed in Staff Accounting Bulletin (“SAB”) 101 and 104, “Revenue Recognition in Financial Statements”, the Company recognizes revenue from SCR Catalyst and Management Services when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured.

Revenues related to SCR catalyst cleaning and regeneration services are recognized when the service is completed for each catalyst module.  Customer acceptance is not a criteria of revenue recognition, in that SCR-Tech’s contracts currently provide that services are considered complete upon receipt of testing by independent third parties confirming compliance with contract requirements.   Testing generally occurs three times during a particular customer project – at the beginning of the processing, when approximately one-half of the project has been processed, and upon completion of processing.   A typical customer project may take 30 to 90 days to complete.  Once a successful test result is received from an independent third party, revenue is recognized for each catalyst module processed prior to the receipt of such test results, and revenue is subsequently recognized for each catalyst module as its processing is completed.  As the Company utilizes a consistent methodology and formula for each project, it is unlikely that subsequent testing would not be successful.  Nonetheless, if a subsequent test result were to indicate failure, the Company would cease recognizing revenue on any subsequent modules until new testing evidence confirms successful processing.  We maintain a revenue allowance to provide for any deficient test results that may occur after our initial test.

Due to the nature of the demand for SCR catalyst cleaning and regeneration services, some of our contracts provide for extended payment terms.  In a situation where the project for a customer is complete; but the customer is not contractually committed to receive an invoice within the succeeding six months (and subsequent payment is due within 30 days of invoice date), revenue is deferred until the contractual invoice date.  If the customer contract provides for a deposit or progress payments, we recognize revenue up to the amount invoiced.  Because we perform a service for a customer, no rights of return exist.  The customer is responsible for the removal, transportation and subsequent installation of the SCR catalyst.  Our revenue arrangements do not have any material multiple deliverables as defined in Emerging Issues Task Force (“EITF”) 00-21, “Accounting for Multiple Element Revenue Arrangements”.

Costs associated with performing SCR catalyst cleaning and regeneration services are expensed as incurred because of the close correlation between the costs incurred, the extent of performance achieved and the revenue recognized.  In a situation where revenue is deferred due to collectibility uncertainties, the Company does not defer costs due to the uncertainties related to payment for such services.

We recognize revenue from our SCR management and consulting services as work is performed.  Costs associated with management and consulting services is expensed as incurred.

SCR Catalyst and Management Services revenue is project-based, and as such, the timing of those revenues varies from period-to-period.  Accordingly, period-to-period comparisons of those revenues are not necessarily meaningful and should not be relied upon as an indication of future performance.

Research and Development (“R&D”) Revenues.  R&D revenues are recognized as contractual services are performed and are recognized in accordance with contract terms, principally based upon reimbursement of total costs and expenses incurred.  Revenues from government funded R&D programs are often multi-year, cost reimbursement or cost-share types of contracts.  We are reimbursed for reasonable and allocable costs up to the reimbursement limits set by the contract.  In many cases, we are reimbursed for only a portion of the costs incurred under the contract.  The Company generally shares in the cost of these programs with cost-sharing percentages between 30% and 50%.  We rely on general revenue recognition guidance, as prescribed in SAB 104, to determine whether persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collection is reasonably assured.

While government research and development contracts may extend over multiple years, funding is generally provided incrementally on an annual basis with authorization of funds by Congress.  Should funding be temporarily delayed or if the Company’s strategic objectives change, we may choose to devote resources to other activities, including internally funded research and development programs.

No amounts recognized as revenue are refundable.  In return for funding, collaborative partners may receive certain rights in the commercialization of any resulting technology, including royalty payments on future sales (see “-Other Commitments”).  Most of our R&D contracts are also subject to periodic review by our funding partners, which could result in schedule delays or modifications to project scope, including reduction or termination of funding.  The timing of revenues from R&D contracts varies from year to year, and from contract to contract, based upon the terms agreed to by us and the customer or funding party.  Due to the nature of R&D funding, period-to-period comparisons of R&D revenues are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

Accounts Receivable. Accounts receivable consists of trade receivables generated from research and development contracts, trade receivables from SCR Catalyst and Management Services and revenues in excess of billings from SCR Catalyst and Management Services.  Trade receivables are recorded at the invoiced amount.  Payment terms for SCR catalyst regeneration and cleaning services are typically defined in the contract for services rendered.  Revenues may be earned for those services in advance of amounts billable to the customer and are recognized when the service is complete, unless the contract terms will not result in invoice generation within six months from the date of completion of those services.  Revenues recognized in excess of amounts billed are recorded as accounts receivable.  Revenues in excess of billings represented $78,000 and $115,000 of net accounts receivable as of March 31, 2005 and 2004, respectively.

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

Goodwill and other intangible assets relate only to the SCMS business segment.  The carrying amounts and related accumulated amortization of goodwill and other intangible assets at March 31, 2005 and December 31, 2004 are as follows (in thousands):

	March 31, 2005		December 31, 2004
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization

Goodwill	$4,257		$4,257

Other Intangible Assets
Intellectual property	$1,727	$(187)	$1,727	$(144)

Amortization expense of other intangible assets was $43,000 and $14,000 during the three-months ended March 31, 2005 and 2004, respectively.  The Company estimates amortization expense to be approximately $130,000 for the remainder of the fiscal year.  For fiscal years 2006 through 2010, the Company estimates amortization expense will be approximately $173,000 per year.

Accrued Warranty Liability.  The Company warrants its Xonon Cool Combustion catalytic modules for a period of 8,000 hours of operation or five years from first firing, whichever comes first. The Company’s obligations under this warranty are limited to repair or replacement of any defective Xonon Cool Combustion module(s).  Warranties provided for the Company’s SCR catalyst cleaning and regeneration services vary by contract, but typically provide limited performance guarantees and complete structural warranties.

Estimated warranty obligations related to Xonon Cool Combustion modules are based on the number of modules in operation and are recorded as a cost of revenues.  Estimated warranty obligations related to SCR catalyst cleaning and regeneration services are provided for as cost of revenues in the period in which the related revenue is recognized.  Adjustments are made to accruals as warranty claim data and historical experience warrant.  Our warranty obligation may be materially affected by product failure rates and other costs incurred in correcting a product failure. Should actual product failure rates or other related costs differ from our estimates, revisions to the estimated warranty liability would be required.

The accrued warranty liability balances were $153,000 and $135,000 at March 31, 2005 and December 31, 2004, respectively.

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

The revenue cost reserve balances were $119,000 at both March 31, 2005 and December 31, 2004.

Income Taxes.  Financial Accounting Standards Board (“FASB”) SFAS No. 109, “Accounting for Income Taxes”, requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  SFAS No. 109 further states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. As a result we have recorded a full valuation allowance against our deferred tax assets and expect to continue to record a full valuation allowance on future tax benefits until we reach sustained profitability.

Note 2. Net Loss per Share

Basic and diluted net loss per share is presented in accordance with SFAS No. 128, “Earnings Per Share.”  The Company’s potentially dilutive securities (stock options) were anti-dilutive for the three-months ended March 31, 2005 and 2004 because the Company incurred a net loss for each of those periods.  Therefore such potentially dilutive securities have been excluded from the computation of weighted-average shares outstanding used in computing diluted net loss per share.  Total potentially dilutive securities outstanding as of March 31, 2005 and 2004 were approximately 3,632,000 and 3,217,000, respectively.  The following table sets forth the computation of basic and diluted net loss per share attributable to holders of common stock (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004

Numerator for basic and diluted net loss per share - net loss	$(3,538)	$(3,241)
Denominator for basic and diluted net loss per share - weighted average shares outstanding	17,931	17,806

Basic and diluted net loss per share	$(0.20)	$(0.18)

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

Had compensation cost for Catalytica Energy’s stock-based compensation plan for employees and directors been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004

Net loss, as reported	$(3,538)	$(3,241)
SFAS No. 123 stock option plan compensation expense	(288)	(435)
Pro forma net loss	$(3,826)	$(3,676)

Basic and diluted net loss per share	$(0.20)	$(0.18)

Pro forma basic and diluted net loss per share	$(0.21)	$(0.21)

Note 4. Acquisition of SCR-Tech

On February 20, 2004, we acquired 100% of the outstanding member interests of SCR-Tech and certain patents and related intellectual property.  SCR-Tech is a provider of catalyst regeneration technologies and management services for SCR systems, which are used by coal-fired power plants to reduce NOx emissions.  As a result of the acquisition, the Company has expanded its commercial operations and is leveraging its expertise in NOx control and catalysis across multiple markets.

Following the acquisition, $7,194,000 was recorded as an investment in SCR-Tech; consisting of a $3,518,000 initial cash payment, $237,000 in due diligence costs incurred through closing, $545,000 of accrued liability and $2,894,000 for the present value of estimated future acquisition payments.

In addition to an initial cash payment of $3,518,000, we are obligated to make the following payments:

(1)                                  Upon the completion of certain training and delivery of the remaining assets to be acquired, a payment of $545,000 (which was recorded as an accrued liability and subsequently paid in September 2004).

(2)                                  On August 20, 2005, a payment of $725,000 ($875,000, less a $150,000 adjustment related to closing date balance sheet), which was recorded as long-term debt at the present value of the future payment ($660,000).

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

(5)                                  For each of the calendar years 2004 through 2008, certain amounts, if any, based upon the SCR-Tech business attaining certain revenue targets.  No amount was recorded as part of the purchase accounting to reflect these contingent payments as they were not determinable beyond a reasonable doubt.  For the fiscal year ended December 31, 2004, calendar year 2004 revenue targets were not met and, accordingly, no liability was recorded related to calendar year 2004 revenues.  As of March 31, 2005 it was not likely the revenue targets would be achieved during 2005, therefore no liability has been recorded for this provision of the acquisition agreement.

(6)                                  For each of the calendar years 2004 through 2008, certain amounts, if any, based upon the SCR-Tech business attaining certain cash flow targets.  No amount was recorded as part of the purchase accounting to reflect these contingent payments as they were not determinable beyond a reasonable doubt.   For the fiscal year ended December 31, 2004, calendar year 2004 cash flow targets were not met and, accordingly, no liability was recorded related to calendar year 2004 cash flows.  As of March 31, 2005 it was not likely the cash flow targets would be achieved during 2005, therefore no liability has been recorded for this provision of the acquisition agreement.

(7)                                  For each of the calendar years 2004 through 2018, an aggregate of up to $5,022,220 payable in installments equal to the lesser of (a) 10% of certain revenues for the applicable calendar year and (b) $502,220 (collectively, the “Acquired Asset Payments”).  These payments will be paid over the next 10-15 years.  We believe that the total amount payable was resolved and determinable at the date of the acquisition beyond a reasonable doubt; however, we did have to estimate as to when over this period the amounts would be paid.  We believe the timing was reasonably estimable as prescribed in SFAS 5 and appropriate to recognize the liability as prescribed in SFAS 141.  We recorded these contingent payments as long-term debt at the present value of these future payments ($1,352,000).  The first of these payments, calculated at 10% of certain revenues for the year ended December 31, 2004, is due May 30, 2006 in the amount of $240,625.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as part of the acquisition (in thousands):

Purchase Price Allocation
Current assets	$792
Property & equipment	1,422
Other assets	32
Goodwill	4,257
Intangible assets	1,727
Total assets acquired	8,230

Current liabilities	(957)
Non-current liabilities	(79)
Long-term debt	(2,894)
Net assets acquired	$4,300

Goodwill of $4,257,000 was recorded as part of this purchase.  Factors contributing to the purchase price which resulted in the recognition of goodwill include an analysis of the market in which SCR-Tech was conducting business and its potential growth, the technology owned by SCR-Tech and the opportunities to expand the technology with Catalytica Energy know-how, the potential to grow SCR-Tech into other service areas at power plants, the opportunity to access new market channels, the opportunity to expand our breadth in the large NOx control marketplace, and SCR-Tech’s competitive position within the marketplace.

Other intangible assets of $1,727,000 were recorded as part of this purchase and are being amortized over their estimated useful lives of ten years.  Acquired patents represented $1,627,000 of the identifiable intangible assets with the remaining amount attributed to secret formulas and processes, customer contracts and relationships, lease agreements, trademarks, and internet domain names.  No intangible assets with indefinite lives were identified.

Goodwill and other intangible assets will be tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  The results of operations for SCR-Tech are included in the consolidated statements of operations, cash flow and balance sheets commencing with the February 21, 2004 acquisition date.

The acquisition of SCR-Tech did not meet the significance criteria as set forth under Rules 3-05(b) and 11-01(b) of
Regulation S-X .

Note 5. Debt Agreements.  In March 2002, we received a term loan of $3,010,000 from the Arizona State Compensation Fund. Proceeds of this loan were applied to the purchase of a 43,000 square foot manufacturing and administrative facility in Gilbert, Arizona. In August 2004, the remaining $2,940,254 principal balance on this loan was refinanced with a five-year term loan which bears interest at a fixed annual rate of 6.5% and matures in April 2009. Under the terms of this new loan, payments of principal and interest totaling $19,105 are due monthly with a final principal payment of $2,737,228 due at maturity. This loan is secured by a deed of trust in the acquired real property.

Due to the acquisition of SCR-Tech in February 2004 (see Note 4), long-term debt bearing an imputed interest rate of 6.3% was recorded consisting of $660,000 (net of imputed interest) due in August 2005 and $882,000 (net of imputed interest) due in February 2006.  In addition, long-term debt bearing an imputed interest rate of 20% was recorded in the amount of $1,352,000 (net of imputed interest) and payable between 2006 and 2016.

Note 6. Impact of Recently Issued Accounting Standards.  On December 16, 2004, the FASB issued SFAS Statement No. 123 (revised 2004), “Share-Based Payment” (“Statement 123(R)”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”).  Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for Statement 123(R).  In accordance with the new rule, the accounting provisions of Statement 123(R) will be effective for the Company in the first quarter of fiscal 2006.  Early adoption will be permitted in periods in which financial statements have not yet been issued.  We intend to adopt Statement 123(R) on January 1, 2006, the adoption of which will likely have a significant impact on our results of operations, although it will have no impact on our overall financial position.  The actual impact of adoption of Statement 123(R) on our results of operations cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 3 to our consolidated financial statements.  Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption to the extent we do not provide a full valuation reserve on such tax benefits.

Note 7. Comprehensive Loss.  The components of comprehensive loss are as follows (in thousands):

	Three Months Ended March 31,
	2005	2004

Net loss	$(3,538)	$(3,241)
Other comprehensive loss:
Change in unrealized loss on available-for-sale securities recognized in other comprehensive loss	(58)	—
Comprehensive loss	$(3,596)	$(3,241)

The components of accumulated other comprehensive loss are as follows (in thousands):

	March 31, 2005	December 31, 2004

Unrealized loss on available-for-sale securities	$(58)	$—

Accumulated other comprehensive loss	$(58)	$—

Note 8. Segment Disclosures.  SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. The method for determining what information to report under SFAS No. 131 is based upon the “management approach,” or the way that management organizes the operating segments within the Company, for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. Our CODM is our Chief Executive Officer.

We have the following two reportable operating segments:

•                  Catalyst regeneration, cleaning and management services for SCR systems used by utility-scale power generating facilities to reduce NOx emissions – our SCR Catalyst and Management Services segment (“SCMS”).

•                  Designing, developing and manufacturing advanced products based on our proprietary catalyst and fuel processing technologies to offer cost-effective solutions for reducing NOx emissions – our Catalyst-Based Technology Solutions segment (“CBTS”).

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

As our SCMS segment evolved from the acquisition of SCR-Tech on February 20, 2004, the SCMS segment information below for the three-months ended March 31, 2004 represents operating results for the period from February 21, 2004 through March 31, 2004.

The following table presents information about our reportable operating segments (in thousands):

	Three Months Ended March 31,
	2005	2004
Total revenue
CBTS	$556	$517
SCMS	743	469
Consolidated	$1,299	$986

Operating income(loss)
CBTS	$(3,404)	$(3,506)
SCMS	(218)	169
Consolidated	$(3,622)	$(3,337)

Depreciation and amortization (1)
CBTS	$224	$284
SCMS	105	34
Consolidated	$329	$318

Capital expenditures
CBTS	$96	$54
SCMS	42	—
Consolidated	$138	$54

	Ending Balances at
	March 31, 2005	December 31, 2004
Total assets
CBTS	$39,934	$43,115
SCMS	7,987	8,402
Consolidated	$47,921	$51,517

(1)          Depreciation of fixed assets and amortization of intangible assets.  Operating loss, net of this depreciation and amortization, provides EBITDA by segment which is the basis of evaluation used by the Chief Operating Decision Maker.

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

Forward-looking statements in this report may include, but are not limited to:

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

•             the nature and level of competition for our solutions

•             the efficiency of our solutions

•             the cost-effectiveness of our solutions

•             our commitment to funded research programs

•             the level of research and development by original equipment manufacturer (“OEM”) partners

•             our ability to integrate our products with OEM solutions

•             availability and expense of resources and raw materials necessary for production and manufacturing

•             the timing of our testing activities, our development programs, and the commercialization of our products

•             the future research, development and commercialization costs of our products

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

•             the ability of our management to adapt to changing circumstances

•             our relations with employees

•             the cost of ultra-low emissions technology and its effects

•             the uniqueness of Xonon Cool Combustion

•             our ability to design Xonon Cool Combustion for different gas turbine models

•             our ability to broaden the range of uses of gas turbines through the use of Xonon Cool Combustion

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

•             statements regarding the likelihood of various earn-out and other payment contingencies

•             our ability to manage SCR-Tech

•             the role of catalyst regeneration in the catalyst replacement market

•             the effect of the acquisition of SCR-Tech

•             first-mover advantage for SCR-Tech

•             our investment in research and development

•             sources and amounts of our revenues and the timing of revenue recognition

•             our use of earnings

•             our ability to generate cash and the sufficiency of existing cash and cash equivalents

•             statements regarding our funding requirements and potential sources of funding

•             predictions as to the amount and nature of anticipated losses and whether we will achieve profitability

•             our anticipated SG&A and capital expenditures

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

We provide innovative emissions solutions to ease the environmental impact of combustion-related applications in the power generation and transportation industries.  Through our SCR-Tech subsidiary, we offer a variety of services for coal-fired power plants that use selective catalytic reduction (“SCR”) systems to reduce nitrogen oxides (“NOx”) emissions. These services include SCR catalyst cleaning and regeneration, SCR system management services to optimize efficiency and reduce overall operating and maintenance (“O&M”) costs, and consulting services related to the design of SCR systems (collectively “SCR Catalyst and Management Services”).  Our business activities also include the design, development, manufacture and servicing of advanced products based on our proprietary catalyst and fuel processing technologies to offer cost-effective solutions for reducing NOx emissions from diesel engines and natural gas-fired turbines. Our Xonon® Diesel Fuel Processing technology is designed to facilitate significant NOx reduction from mobile, stationary and off-road diesel engine applications by improving the performance of NOx adsorber catalyst systems. Our commercially-available Xonon Cool Combustion system offers a breakthrough pollution prevention approach that enables gas turbines to achieve ultra-low NOx emissions through a proprietary catalytic combustion process. Other activities include the development of fuel processing systems for fuel cells used in stationary, auxiliary, and back-up power applications.

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

As part of our efforts to build a stronger business, we have been active in identifying potential strategic opportunities, including business acquisitions that complement our current products, expand the breadth of our markets or build upon our technical capabilities. In particular, we continue to focus on opportunities that offer near-term, profitable product and service offerings.

In February 2004 we acquired SCR-Tech, LLC (“SCR-Tech”), the North American leader in catalyst regeneration technologies and management services for SCR systems, used by coal-fired power plants to reduce NOx emissions. The addition of SCR-Tech strategically broadened and diversified our product and service offerings to include the growing emissions control market for coal-fired power plants and has served to accelerate our penetration into the NOx control marketplace.

Our SCR-Tech subsidiary is based in Charlotte, North Carolina and offers catalyst cleaning, rejuvenation and regeneration, as well as SCR system management and consulting services, to help power plant operators optimize their SCR system operation while reducing O&M costs.   SCR-Tech’s customer base includes some of the largest utilities and independent power producers (“IPPs”) in the U.S.  SCR-Tech provides catalyst regeneration services by means of patented processes that can restore the activity level of used SCR catalyst for significantly less cost than purchasing a new catalyst. SCR-Tech is the only company in North America currently operating a commercial catalyst regeneration facility and offering catalyst regeneration in addition to cleaning and rejuvenation.  SCR-Tech also provides SCR system management and consulting services relating to system design and tuning, efficiency optimization, O&M cost reduction, catalyst specification and performance testing.

We are also leveraging our catalyst technology expertise with a proven fuel processing competency to offer innovative emissions reduction solutions for mobile, stationary, and off-road diesel engine applications, targeted at helping diesel engine OEMs, government agencies, power producers and other end-use customers meet stricter diesel emissions standards in the U.S. and internationally.  To address the growing emissions control market for diesel engine applications, we have developed and are now refining a proprietary fuel processing technology, which is designed to facilitate a significant reduction in NOx by enabling more effective regeneration of NOx adsorber catalyst systems (also known as NOx traps).  As part of our product introduction strategy, we are focused on partnering with diesel OEMs, Tier 1 suppliers (direct suppliers to diesel OEMs), system integrators, and other leading companies within the diesel industry to jointly develop and commercialize our Xonon Diesel Fuel Processing solutions.

We are currently developing our core diesel fuel processing technology for three applications:

•            Diesel retrofit solution for “in-service” mobile engine applications

•            Diesel OEM solution for new mobile engine applications

•            Diesel generator set (“genset”) solution for stationary diesel engine applications

Our diesel retrofit solution, XononD™, is being designed to offer a scalable, easily integrated solution for vehicles currently in service that facilitates a 50% or greater reduction in NOx as a means for government agencies to address growing urban smog issues in emissions-sensitive areas.  Most recently, we successfully completed transient testing of XononD while operating in combination with a NOx adsorber catalyst system on an engine dynamometer at our diesel engine test facility.   These in-house test activities involved replication of the heavy-duty Federal Test Procedure (“FTP”) transient cycle, which is is a recognized test protocol used to assess the performance of emissions control products for over-the-road diesel engine applications.  Over the entire FTP cycle, our XononD system consistently achieved NOx reduction in excess of its 50% target.  We have also initiated over-the-road testing of XononD on a diesel delivery truck with a 7.6 liter engine and are achieving the same levels of NOx reduction as demonstrated in FTP testing.  We believe that positive results we have achieved in both our FTP transient and initial rounds of on-vehicle testing have prepared us for a third-party on-road demonstration of XononD in Denton, Texas, which is scheduled to commence in June.  The three-month field demonstration will evaluate the performance of XononD in combination with a NOx adsorber catalyst while operating on two medium-duty diesel refuse trucks supplied by the City of Denton.  Successful results from the Denton demonstration should support our pursuit of EPA product verification and our goal of realizing a commercial product launch by mid-2006.  In line with this objective, we signed a Memorandum of Understanding (“MOU”) in January 2005 with a leading retrofit integrator, including a commitment to further evaluate the commercial prospects of our mobile retrofit solution with the intent of entering into a commercialization agreement later this year.

Our diesel OEM solution, XFP™, is being designed to facilitate a greater than 90% reduction in NOx with minimal fuel penalty as a means for diesel engine OEMs to meet the most stringent impending NOx emission regulations for new, over-the-road diesel engine applications.  Test activities and demonstration projects are currently underway with diesel engine manufacturers, industry suppliers and system integrators who are evaluating our NOx reduction approach for the OEM market.  These on-going test activities follow our successful completion in 2004 of a variety of full-scale tests on medium and heavy-duty diesel engines, which demonstrated the ability of our XFP to achieve greater than 90% NOx reduction with a total fuel system usage of less than 3%.  Over the past few months, we have continued to make solid technical advances in the development of our XFP and good progress in our efforts to secure strategic partnerships for joint development and commercialization opportunities.  These accomplishments include the successful completion of a first round of steady state, on-vehicle testing, the initiation of transient testing, and the signing of a MOU with a prospective diesel industry partner for the new engine market.

Our diesel genset solution, XEC90™, is being designed to offer a cost-effective, bolt-on solution that facilitates a greater than 90% reduction in NOx as a means for end-users to operate their stationary power sources for extended periods of time while maintaining compliance with increasingly stringent emissions regulations.  In December 2004, we completed the first phase of a development and demonstration program focusing on the design and performance of our diesel fuel processing technology in combination with a NOx adsorber catalyst for both new stationary diesel engines and retrofit applications. This first phase culminated in a 100-hour engine test of our fuel processor-driven NOx adsorber catalyst system, which successfully demonstrated a greater than 90% reduction in NOx while operating on a full-scale 8.3 liter diesel generator set rated at 160 kW.  As a result of the favorable results achieved in this initial engine demonstration, we initiated a more in-depth evaluation of the market opportunity during the first quarter of 2005 and are pursuing additional funding opportunities for Phase II of the program. With continued funding support, Phase II will include further development of the technology in 2005 in preparation for a 1000-hour field demonstration at an end-user site in the 500 to 1000 kW power range to verify system performance in a commercial setting.

We also offer NOx control solutions for gas turbines.  We have commercialized and are marketing Xonon Cool Combustion, a breakthrough pollution prevention technology that enables natural gas-fired turbines to achieve ultra-low emissions power production through a proprietary catalytic combustion process.  We believe our Xonon Cool Combustion product is the only commercially available pollution prevention technology proven to achieve ultra-low NOx emissions of less than 3 parts per million (“ppm”) during combustion.  Our Xonon Cool Combustion system is integrated within a gas turbine, replacing the conventional flame-based combustion system with a catalytic process that combusts fuel at temperatures below the threshold at which NOx forms.

Our Xonon Cool Combustion system is commercially available today as part of the GPB15X generator package manufactured by Kawasaki Gas Turbines-Americas (“Kawasaki”), which features a 1.4 MW Xonon-equipped M1A-13X gas turbine.  Two Xonon-equipped GPB15X units are in commercial operation today at customer sites in California. Kawasaki has shipped additional commercial Xonon-equipped GPB15X generator packages for other customer sites in both California and in the Northeast, which are pending installation.

Furthermore, we continue to work with GE Energy (“GE”), formerly known as GE Power Systems, to adapt our Xonon Cool Combustion system to the 10 MW GE10 gas turbine.  In the first quarter of 2005, we successfully completed full-scale, on-engine tests of a Xonon-equipped GE10 single-shaft gas turbine at the GE test facilities in Florence, Italy.  The positive results achieved in these tests included demonstration of NOx emissions consistently below 3 ppm over a range of operating conditions, and below 1 ppm at base-load.  Although the product is not yet ready for commercialization, both companies are now discussing prospects for the next program milestone – the first installation of a Xonon-equipped GE10 gas turbine at a customer site and the initiation of endurance field testing to gain further operating experience in advance of a commercial release.  Additional details relating to next steps for the program are currently being determined.  As previously stated, we remain committed to advancing Xonon Cool Combustion development and commercialization activities as funded by OEM partners.

We conduct our business through the following two business segments:

•                  Catalyst regeneration, cleaning and management services for SCR systems used by utility-scale power generating facilities to reduce NOx emissions – our SCR Catalyst and Management Services segment (“SCMS”).

•                  Designing, developing and manufacturing advanced products based on our proprietary catalyst and fuel processing technologies to offer cost-effective solutions for reducing NOx emissions – our Catalyst-Based Technology Solutions segment (“CBTS”).

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based upon our unaudited interim consolidated financial statements, which have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to contract terms, equity investments, bad debts, inventories, investments, intangible assets, warranty reserves, income taxes, financing operations, contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors we believe to be reasonable under the circumstances, the results of which form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results would differ from these estimates under different assumptions or conditions.

Our significant accounting policies are disclosed in Note 2 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 30, 2005.  We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Revenues from SCR Catalyst and Management Services

As prescribed in Staff Accounting Bulletin (“SAB”) 101 and 104, “Revenue Recognition in Financial Statements”, the Company recognizes revenue from SCR Catalyst and Management Services when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured.

Revenues related to SCR catalyst cleaning and regeneration services are recognized when the service is completed for each catalyst module.  Customer acceptance is not a criteria of revenue recognition, in that SCR-Tech’s contracts currently provide that services are considered complete upon receipt of testing by independent third parties confirming compliance with contract requirements.   Testing generally occurs three times during a particular customer project – at the beginning of the processing, when approximately one-half of the project has been processed, and upon completion of processing.   A typical customer project may take 30 to 90 days to complete.  Once a successful test result is received from an independent third party, revenue is recognized for each catalyst module processed prior to the receipt of such test results, and revenue is subsequently recognized for each catalyst module as its processing is completed.  As the Company utilizes a consistent methodology and formula for each project, it is unlikely that subsequent testing would not be successful.  Nonetheless, if a subsequent test result were to indicate failure, the Company would cease recognizing revenue on any subsequent modules until new testing evidence confirms successful processing.  We maintain a revenue allowance to provide for any deficient test results that may occur after our initial test.

Due to the nature of the demand for SCR catalyst cleaning and regeneration services, some of our contracts provide for extended payment terms.  In a situation where the project for a customer is complete; but the customer is not contractually committed to receive an invoice within the succeeding six months (and subsequent payment is due within 30 days of invoice date), revenue is deferred until the contractual invoice date.  If the customer contract provides for a deposit or progress payments, we recognize revenue up to the amount invoiced.  Because we perform a service for a customer, no rights of return exist.  The customer is responsible for the removal, transportation and subsequent installation of the SCR catalyst.  Our revenue arrangements do not have any material multiple deliverables as defined in Emerging Issues Task Force (“EITF”) 00-21, “Accounting for Multiple Element Revenue Arrangements”.

Costs associated with performing SCR catalyst cleaning and regeneration services are expensed as incurred because of the close correlation between the costs incurred, the extent of performance achieved and the revenue recognized.  In a situation where revenue is deferred due to collectibility uncertainties, the Company does not defer costs due to the uncertainties related to payment for such services.

We recognize revenue from our SCR management and consulting services as work is performed.  Costs associated with management and consulting services is expensed as incurred.

SCR Catalyst and Management Services revenue is project-based, and as such, the timing of those revenues varies from period-to-period.  Accordingly, period-to-period comparisons of those revenues are not necessarily meaningful and should not be relied upon as an indication of future performance.

Revenues from Research and Development (“R&D”) Contracts

 R&D revenues are recognized as contractual services are performed and are recognized in accordance with contract terms, principally based upon reimbursement of total costs and expenses incurred.  Revenues from government funded R&D programs are often multi-year, cost reimbursement or cost-share types of contracts.  We are reimbursed for reasonable and allocable costs up to the reimbursement limits set by the contract.  In many cases, we are reimbursed for only a portion of the costs incurred under the contract.  The Company generally shares in the cost of these programs with cost-sharing percentages between 30% and 50%.  We rely on general revenue recognition guidance, as prescribed in SAB 104, to determine whether persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collection is reasonably assured.

While government research and development contracts may extend over multiple years, funding is generally provided incrementally on an annual basis with authorization of funds by Congress.  Should funding be temporarily delayed or if the Company’s strategic objectives change, we may choose to devote resources to other activities, including internally funded research and development programs.

No amounts recognized as revenue are refundable.  In return for funding, collaborative partners may receive certain rights in the commercialization of any resulting technology, including royalty payments on future sales (see “-Other Commitments”).  Most of our R&D contracts are also subject to periodic review by our funding partners, which could result in schedule delays or modifications to project scope, including reduction or termination of funding.  The timing of revenues from R&D contracts varies from year to year, and from contract to contract, based upon the terms agreed to by us and the customer or funding party.  Due to the nature of R&D funding, period-to-period comparisons of R&D revenues are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

Goodwill and Other Intangible Assets

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

Accrued Warranty Liability.

The Company warrants its Xonon Cool Combustion catalytic modules for a period of 8,000 hours of operation or five years from first firing, whichever comes first. The Company’s obligations under this warranty are limited to repair or replacement of any defective Xonon Cool Combustion module(s).  Warranties provided for the Company’s

SCR catalyst cleaning and regeneration services vary by contract, but typically provide limited performance guarantees and complete structural warranties.

Estimated warranty obligations related to Xonon Cool Combustion modules are based on the number of modules in operation and are recorded as a cost of revenues.  Estimated warranty obligations related to SCR catalyst cleaning and regeneration services are provided for as cost of revenues in the period in which the related revenue is recognized.  Adjustments are made to accruals as warranty claim data and historical experience warrant.  Our warranty obligation may be materially affected by product failure rates and other costs incurred in correcting a product failure. Should actual product failure rates or other related costs differ from our estimates, revisions to the estimated warranty liability would be required.

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

Results of Operations

The following summary presents the results of operations by comparable period for the three-months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended March 31,
	2005	2004	Change

Revenues
SCR catalyst & management services	$743	$469	$274
Research and development	556	517	39
Total revenues	1,299	986	313

Costs and expenses:
Cost of revenues	1,170	758	412
Research and development	1,892	1,910	(18)
Selling, general and administrative	1,859	1,655	204
Total costs and expenses	4,921	4,323	598

Operating loss	(3,622)	(3,337)	(285)

Interest and other income	243	186	57
Interest expense	(159)	(90)	(69)

Net loss	$(3,538)	$(3,241)	$(297)

Comparison of the three-month periods ended March 31, 2005 and 2004

Revenues.  Revenues in the periods presented include revenues generated from SCR Catalyst and Management Services (after February 20, 2004), primarily from SCR catalyst cleaning and regeneration services.  Additionally, the Company provides management and consulting services related to the design, operating efficiency, and overall operating and maintenance costs of SCR systems.  Revenues in the periods presented also include revenues generated from research and development (“R&D”) contracts funded by gas turbine manufacturers and government sources for fuel processor, diesel and gas turbine technology development.  These R&D contracts provide for partial recovery of our direct and indirect costs.

We expect to continue to pursue funded research programs.  Most of our R&D contracts are subject to periodic review by our funding partners, which could result in modifications to project scope, termination of funding, or schedule delays. We cannot ensure we will continue to receive R&D funding.  In return for funding development, collaborative partners may receive certain rights in the commercialization of any resulting technology, including royalty payments on future sales (see “-Other Commitments”).  The timing of revenues from R&D contracts varies from year to year, and from contract to contract, based upon the terms agreed to by us and the customer or funding party.  Due to the project-based nature of our revenues, period-to-period comparisons are not necessarily meaningful and should not be relied upon as indications of future performance.

The majority of the increase in revenue during the three-month period ended March 31, 2005, compared to the corresponding period of 2004, consists of the following:  $274,000 of incremental revenue from SCR Catalyst and Management Services following the Company’s acquisition of SCR-Tech in February 2004 and a $234,000 increase in revenue from new diesel R&D programs, offset by a $197,000 reduction in government and gas turbine OEM funding, as development efforts under certain gas turbine programs were completed.

We anticipate 2005 revenues could be less than 2004 revenues.  With respect to SCR Catalyst and Management Services, revenues could be less due to a combination of various factors, including our limited backlog, lengthy sales cycles, uncertain market conditions, competitive pressures, and disruption of our business resulting from recent changes in senior management.  Backlog as of March 31, 2005 for SCR Catalyst and Management Services was approximately $236,000 including $59,000 of deferred revenue.  Backlog as of March 31, 2004 for SCR Catalyst and Management Services was approximately $1,097,000 including $8,000 of deferred revenue.  We are currently pursuing several opportunities in this area; however, there can be no assurance that our efforts will be successful.  Moreover, even if we obtain significant new orders and backlog, it is unlikely that most of such revenue will be recognized in 2005.  Further, with respect to revenues generated from R&D contracts, the DOE Fuel Processor program, which has been a significant revenue contributor in each of the last three years (including $1,800,000 in 2004 and $319,000 in the three-months ended March 31, 2005), is ending in September 2005.  We have identified potential new funding sources for our Diesel Retrofit and Diesel Genset programs; however, we have not yet secured funding from those sources and the availability of such funding is not certain.

Cost of Revenues.  Expenses relating to government and OEM funded programs are classified as cost of revenues.  Expenses relating to internally funded programs are classified as R&D expenses.  Accordingly, shifts in effort between government and OEM funded programs, versus internally funded programs, produce period-to-period variances in cost of revenues and R&D expenses.

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

The increase in cost of revenues during the three-month period ended March 31, 2005, compared to the corresponding period of 2004, resulted from $460,000 in incremental expenses from SCR Catalyst and Management Services following the Company’s acquisition of SCR-Tech in February 2004, offset by a $48,000 decrease in cost of R&D contracts, resulting from reduced activity relating to gas turbine OEM and government contracts and reduced overhead between comparative periods.  The reduction in overhead resulted from focused expense reduction efforts and increased utilization of internal resources.

Research and Development Expenses.  R&D expenses include compensation and benefits for engineering and manufacturing staff, fees for contract engineers, materials to build prototype units, amounts paid to outside suppliers for subcontracted components and services, supplies, facilities and information technology costs. We expense all R&D costs as incurred.

The majority of the decrease in R&D expenses during the three-month period ended March 31, 2005 compared to the corresponding period of 2004 consists of the following:  a $78,000 increase in supplies and a $27,000 increase in contracted services primarily related to development of diesel applications, offset by a $65,000 decrease in facility-related expenses, and a $52,000 decrease in depreciation resulting from property and equipment disposals and property and equipment which became fully depreciated.

Dependent upon classification as externally or internally funded, R&D expenses may be reported as cost of revenues.  Total R&D expenses, including those classified as cost of revenues, were $2,345,000 and $2,411,000, for the three-months ended March 31, 2005 and 2004, respectively.

We expect total R&D expenses, including those classified as cost of revenues, will remain relatively flat during the year ending December 31, 2005 compared to 2004.  The majority of our current research and development efforts are focused on diesel programs.

Selling, General and Administrative (“SG&A”) Expenses.  SG&A includes compensation, benefits and related costs of corporate functions, which include management, business development, marketing, human resources, sales and finance, and un-allocated facilities and IT costs.

The majority of the increase in SG&A during the three-month period ended March 31, 2005, compared to the corresponding period of 2004, consists of the following:  $200,000 of incremental expenses from SCR Catalyst and Management Services following the Company’s acquisition of SCR-Tech in February 2004.

We expect SG&A will increase during the year ending December 31, 2005, compared to 2004, as a full year of SG&A expense will be recorded for SCR-Tech in addition to increases in personnel-related expenses associated with the expansion of our sales and marketing initiatives at SCR-Tech.  We also anticipate we will incur increased expenses associated with the implementation of Sarbanes-Oxley requirements.

Interest and Other Income.  Interest income is generated from money market and short-term investments.  Other income consists of rental income generated from leasing certain portions of our Gilbert, Arizona building.

The majority of the increase in interest and other income during the three-month period ended March 31, 2005 compared to the corresponding period of 2004 consists of $63,000 incremental interest income resulting from improved  yields on money market and short-term investments.

We expect interest income will decline during the year ending December 31, 2005, compared to 2004, as we use cash to fund operations.  We expect other income will remain relatively flat during the year ending December 31, 2005, compared to 2004.

Interest Expense. Interest expense reflects amounts incurred under long-term debt and capital lease obligations.

Interest expense during the three-months ended March 31, 2005 was $69,000 higher than the corresponding period of 2004 due to the accretion of imputed interest on future payments recorded as part of the SCR-Tech purchase, which began in March 2004.  Interest expense recorded during the first quarter of 2004 contained only 40 days of expense (post-acquisition date) compared to a full quarter of expense during the first quarter of 2005.

We expect interest expense will increase during the year ending December 31, 2005, compared to 2004, as we will record twelve months of expense associated with accretion of imputed interest on the SCR-Tech debt as compared to ten months of such expense recorded in 2004.

Income Taxes.  No benefit from income taxes was recorded on the losses incurred during the three-month periods ended March 31, 2005 and 2004 because the expected benefit, computed by applying statutory tax rates to the net loss, was offset by an increase in the valuation allowance for deferred tax assets due to the uncertainty of future taxable income that would allow us to realize deferred tax assets generated from our losses.   We do not believe we will incur any material income taxes in the foreseeable future.

Liquidity and Capital Resources

Historical Capital Position and Usage

Prior to our spin-off in December 2000, Catalytica, Inc. made a $50.0 million cash investment in the Company. Additionally, in August 2001, we received net proceeds of $47.7 million from a public offering of our common stock. Through March 31, 2005, approximately two-thirds of the proceeds from the capital contribution and our public offering have been used to fund our ongoing research and development efforts associated with our diesel emissions reductions solutions and the commercialization of our Xonon Cool Combustion technology for gas turbine applications, the purchase of our commercial manufacturing and administrative facility in Gilbert, Arizona, the purchase of SCR-Tech and for general corporate purposes. The remaining funds are invested in commercial and government short-term paper.

The following table summarizes the yearly changes in cash, cash equivalents and short-term investments for the three-month periods ended March 31, 2005 and 2004 (in thousands):

	Three months ended March 31,
	2005	2004

Ending balance of cash, cash equivalents and short-term investments	$32,136	$45,302

Net decrease in cash, cash equivalents and short-term investments	$(3,456)	$(7,380)

Our net decrease in cash, cash equivalents and short-term investments (“Cash Consumption”) was $3.5 million for the three-months ended March 31, 2005.  The following amounts comprised the decrease of $3.5 million, or 9.7%, in cash, cash equivalents and short-term investments during the three-months ended March 31, 2005:

• $3.3 million related to loss before interest, taxes, depreciation and amortization (“EBITDA”), summarized in the following table (in thousands).  We elect to use EBITDA in our analysis of Cash Consumption as we believe it approximates cash generated from our operations.

Net loss		$(3,537)

Plus:	Interest expense	159
	Depreciation of property and equipment	286
	Amortization of intangible assets	43

Less:	Interest and other income	(244)

EBITDA		$(3,293)

• $0.1 million related to investment in capital expenditures; and

• $0.1 million in working capital and other.

Our Cash Consumption was $7.4 million for the three-months ended March 31, 2004.  The following amounts comprised the decrease of $7.4 million, or 14.0%, in cash, cash equivalents and short-term investments during the three-months ended March 31, 2004:

• $3.0 million related to EBITDA loss, summarized as follows (in thousands):

Net loss		$(3,241)

Plus:	Interest expense	90
	Depreciation of property and equipment	304
	Amortization of intangible assets	14

Less:	Interest and other income	(186)

EBITDA		$(3,019)

• $4.3 million of costs related to the SCR-Tech acquisition, including cash paid as part of the acquisition, transaction and integration costs, and payments for the completion of certain training and transfer of certain intangible assets (see Note 4 of the March 31, 2005 Notes to Unaudited Consolidated Financial Statements); and

• $0.1 million in working capital and other.

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

Capital Requirements

In general, our current and near-term capital requirements depend on numerous factors, including but not limited to our product development and commercialization activities, the timing and level of third party research and development funding, market acceptance of our products and our rate of sales growth. We face substantial uncertainties with our business operations and may not be able to achieve positive cash flows from operations. We expect to devote substantial capital resources to further commercialize our technologies, hire and train our production staff, develop and expand our manufacturing capacity, begin production activities, and expand our research and development activities.

We believe our available cash, cash equivalents and short-term investments in the amount of $32.1 million as of March 31, 2005 will provide sufficient capital to fund operations as presently planned until at least December 31, 2006.  Our current operating plans through fiscal 2006 call for further developing and commercializing our diesel emissions reduction solutions including initial distribution of our diesel retrofit product, achieving full commercialization of our Xonon Cool Combustion system for additional gas turbine applications, meeting payment obligations related to the SCR-Tech acquisition, expanding our SCR Catalyst and Management Services business, and developing other potential products.

We anticipate Cash Consumption of between $12.5 million and $14.0 million for the year ending December 31, 2005, primarily associated with the continued development of our emissions control solutions for diesel engine applications and for SG&A.  The amount of capital required to complete our development programs is highly uncertain and depends on numerous factors, including the possibility of unforeseen technical issues associated with our ongoing development of Catalyst-Based Technology Solutions, the nature of partner participation and the amount and timing of any capital or technical contributions from such partners, the ability of third party suppliers to develop certain components in a timely manner, market and industry demands and requirements, and the cost of required regulatory reviews and approvals.  Specifically, we believe total future development costs for our mobile diesel retrofit solution will be in the range of  $5.0 to $10.0 million.  If our mobile diesel retrofit solution is successful and we decide to continue pursuing stationary diesel genset solutions, total additional development costs for our stationary diesel genset solutions will be in the range of $5.0 to $10.0 million.  If our mobile diesel retrofit solution is successful, total future development costs for our diesel OEM solution will likely be in excess of $10.0 million.  If our mobile diesel retrofit solution is not successful, it is likely that any other diesel emissions reduction solution we pursue will require substantial additional capital expenditures beyond our current estimates.  Although we are seeking to avoid incurring significant additional expenses for development work associated with our Xonon Cool Combustion system for small gas turbines, if GE or any other OEM elects to use our technology on a gas turbine platform, we likely will incur additional development expenses.  The nature and amount of any such expenses cannot be determined at this time and would depend on the nature of the products using our Xonon Cool Combustion system.

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

Given the uncertainty as to the specific amounts and timing of our required capital expenditures and other Cash Consumption, as well as the uncertainty related to our commercialization efforts with respect to our diesel emissions reduction solutions and our Xonon Cool Combustion product for gas turbine applications, our current cash, cash equivalents and short-term investments, along with any cash generated from operations, may not be sufficient to fund our operations through fiscal 2006 as is currently expected.  If our overall Cash Consumption in fiscal 2005 and 2006 exceeds our current expectations because of higher capital expenditures, increased costs of development or commercialization, lower than anticipated revenue from SCR-Tech, diesel retrofit or government and third-party funding, higher SG&A expenditures or for any other reason, we may be required to raise additional capital to continue our operations as presently planned, significantly curtail our business operations and/or change our strategic direction.  In addition, we may enter into acquisitions or strategic arrangements which could require the use of cash, reducing our available capital prior to December 31, 2006, or which could require additional equity or debt financing.  Moreover, the integration and operation of any business acquired could require significant expenditures that materially and adversely impact our liquidity and capital resources.  In this regard, our recent acquisition of SCR-Tech required, and will continue to require, significant cash outlays for acquisition-related payments and may potentially require cash outlays to fund operations.

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

Other Capital Commitments

In March 2002, we received a term loan of $3,010,000 from the Arizona State Compensation Fund. Proceeds of this loan were applied to the purchase of a 43,000 square foot manufacturing and administrative facility in Gilbert, Arizona. In August 2004, the remaining $2,940,254 principal balance on this loan was refinanced with a five-year term loan which bears interest at a fixed annual rate of 6.5% and matures in April 2009. Under the terms of this new loan, payments of principal and interest totaling $19,105 are due monthly with a final principal payment of $2,737,228 due at maturity. This loan is secured by a deed of trust in the acquired real property.

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

A significant amount of the development effort related to our catalytic combustion technology for gas turbines was funded by Tanaka under a January 1995 development agreement which divides commercialization rights to the technology between the parties along product market lines. We have exclusive rights to manufacture and market catalytic combustion systems for gas turbines of greater than 25 megawatt (“MW”) power output and non-exclusive rights for gas turbines of 25 MW power output or less. Tanaka has reciprocal exclusive rights to manufacture and market catalytic combustors for use in automobiles and non-exclusive rights for gas turbines of 25 MW power output or less. In each case, the manufacturing and marketing party will pay a royalty of 5% of net sales to the other party. Each party is responsible for its own development expenses, and any invention made after May 1, 1995 is the sole property of the party making the invention, while the other party has a right to obtain a royalty-bearing, non-exclusive license to use the invention in its areas of exclusivity. As commercialized, the Xonon Cool Combustion system contains significant technology developed by us after May 1, 1995 and no technology developed by Tanaka after this date.  Our development agreement with Tanaka expired on January 31, 2005, and we have no further royalty obligations under this agreement.

In September 1998, we entered into a funding arrangement with the CEC under which they agreed to fund a portion of our Xonon Cool Combustion engine test and demonstration facility located in Santa Clara, California. Under this agreement, we are required to pay a royalty of up to 1.5% of the sales price on the sale of each product or right developed under this project for fifteen years upon initiation of the first commercial sale of a Xonon-equipped engine greater than 1 MW.

In January 2000, we entered into a funding arrangement with GTI to fund the development of our Xonon combustor and demonstrate its performance. We will be required to make royalty payments to GTI of $243,000 per year for seven years beginning with the sale, lease or other transfer of the twenty-fifth catalyst module for gas turbines rated greater than 1 MW, up to a maximum of $1,701,000.  This royalty agreement does not have an expiration date.

On December 19, 2001, we entered into a Control Patent Assignment and Cross License Agreement (“Patent Assignment Agreement”) with WGC pursuant to which WGC assigned a patent to us, and we and WGC cross-licensed certain intellectual property to each other. Under the Patent Assignment Agreement, we must pay WGC between $5,000 and $15,000 upon each shipment of a Xonon Cool Combustion commercial unit. Additionally, as part of an April 2002 settlement agreement with WGC (the “Settlement Agreement”), we agreed to increase royalties by $2,500 per unit on our shipment of the first 100 gas turbines greater than 10 MW.  These increased royalties are guaranteed, and we must pay them on 100 units even if we do not ship any units of this size.  We prepaid $50,000 of these royalties to WGC in April 2002. We paid WGC $100,000 in January 2003 and an additional $100,000 in January 2004.  These guaranteed payments totaling $250,000 were recorded as a component of SG&A expenses during the three months ended March 2002 and are in addition to the $5,000 we must pay to WGC under the Patent Assignment Agreement upon each shipment of a Xonon Cool Combustion commercial unit in a gas turbine of this size.

The Patent Assignment Agreement also provides that each time we sublicense the WGC technology to a gas turbine manufacturer or third party control manufacturer; we will pay WGC a control technology license fee of $50,000, as well as a $3,000 additional license fee for each sale of a Xonon Cool Combustion control system sold by such manufacturer. As a part of the Settlement Agreement, we paid $200,000 in April 2002 representing a pre-payment of the control technology license fees for our first four $50,000 sublicenses of the WGC control technology.  This payment was recorded as a component of SG&A expenses in March 2002. We are obligated to make the foregoing license payments to WGC through December 31, 2014 or until our cumulative payments and license fees to WGC total $15,250,000, whichever occurs first.

WGC must pay us a fee of 1% of the sale price of each WGC control system installed in conjunction with Xonon Cool Combustion catalytic modules for new and retrofit turbines.  WGC is obligated to make these payments through December 31, 2014 or until we have received total payments of $2,000,000, whichever occurs first.

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

We incurred losses of $13,269,000, $14,399,000 and $17,874,000 for the years ended December 31, 2004, 2003 and 2002, respectively, and incurred losses of $3,538,000 and $3,328,000, for the three-months ended March 31, 2005 and 2004, respectively.  As of March 31, 2005, we had an accumulated deficit of $128,555,000 and had not yet recorded significant revenue from commercial sales apart from revenues from SCR-Tech, a business we acquired in 2004. We expect to continue to incur net losses for the foreseeable future and these losses are likely to be significant.   There can be no assurance we will ever reach or sustain profitability.

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

Our net decrease in cash, cash equivalents and short-term investments (“Cash Consumption”) was $3,456,000 for the three-months ended March 31, 2005, compared to Cash Consumption of $7,380,000 for the three-months ended March 31, 2004, which included approximately $4.3 million of SCR-Tech acquisition expenses.  We expect Cash Consumption of between $12.5 and $14.0 million in 2005 as well as significant Cash Consumption thereafter.  We believe our available cash, cash equivalents and short-term investments in the amount of $32.1 million as of March 31, 2005 will provide sufficient capital to fund operations as presently planned until at least December 31, 2006.  Our current operating plans through fiscal 2006 call for further developing and commercializing our diesel emissions reduction solutions including initial distribution of our diesel retrofit product, achieving full commercialization of our Xonon Cool Combustion system for additional gas turbine applications, meeting payment obligations related to the SCR-Tech acquisition, expanding our SCR-Tech Catalyst and Management Services business, and developing other potential products.

The amount of capital required to complete our development programs is highly uncertain and depends on numerous factors, including technical issues associated with our ongoing development of Catalyst-Based Technology Solutions, the nature of partner participation and the amount and timing of any capital or technical contributions from such partners, the ability of third party suppliers to develop certain components in a timely manner, market and industry demands and requirements, and the cost of required regulatory reviews and approvals.  If our mobile diesel retrofit solution is not successful, it is likely that any other diesel solution we pursue will require substantial additional capital expenditures beyond our current estimates.  Although we are seeking to avoid incurring significant additional expenses for development work on our Xonon Cool Combustion product for small gas turbines, if GE or any other OEM elects to use our technology on a gas turbine platform, we likely will incur additional development expenses.  The nature and amount of any such expenses cannot be determined at this time and would depend on the nature of the products using our Xonon Cool Combustion system.

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

Given the uncertainty as to the specific amounts and timing of our required capital expenditures and other Cash Consumption, as well as the uncertainty related to our commercialization efforts with respect to our diesel emissions reduction solutions and our Xonon Cool Combustion product for gas turbine applications, our current cash, cash equivalents and short-term investments, along with any cash generated from operations, may not be sufficient to fund our operations through fiscal 2006 as is currently expected.  If our overall Cash Consumption in fiscal 2005 and 2006 exceeds our current expectations because of higher capital expenditures, increased costs of development or commercialization, lower than anticipated revenue from SCR-Tech, diesel retrofit or government and third-party funding, higher SG&A expenditures or for any other reason, we may be required to raise additional funds to continue our operations as presently planned, significantly curtail our business operations and/or change our strategic direction.  In addition, we may enter into acquisitions or strategic arrangements which could require the use of cash, reducing our available capital prior to December 31, 2006, or which could require additional equity or debt financing.  Moreover, the integration and operation of any business acquired could require significant expenditures that materially and adversely impact our liquidity and capital resources.  In this regard, our recent acquisition of SCR-Tech required, and will continue to require, significant cash outlays for acquisition-related payments and may potentially require cash outlays to fund operations.

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

The market price of our common stock is highly volatile and has declined significantly since our stock began trading in December 2000. Factors that could cause fluctuation and further declines in our stock price may include, but are not limited to:

•                  the nature, amounts and trends with respect to our net losses and cash consumption;

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

Currently our management team is responsible for the operations of our recently acquired SCR-Tech business, our diesel programs, our Xonon Cool Combustion gas turbine program, exploring and evaluating potential acquisitions or other business opportunities, and other programs.  In light of employee headcount reductions within the past few years, including management level employees, and the increasing number of Federal and NASDAQ securities regulatory requirements, substantial additional burdens have been placed on our management.  It may prove difficult for current management to successfully operate these differing areas and meet the demands and requirements of differing business activities.  In addition, we would expect to undergo growth in the number of our employees, the size of our physical plant and the scope of our operations as we commercialize our products and as demand for our products increases. Expansion of our manufacturing operations will require significant management attention. This expansion could place a significant strain on our management team and other resources. Our business could be harmed if we encounter difficulties in effectively managing the issues presented by such an expansion.   Recent management changes at SCR-Tech also have required increased management attention to SCR-Tech’s business.  No assurance can be given that management resources will be sufficient to address current and future business activities or that we will not be required to incur substantial additional expenses to add to our management capabilities.

We have historically focused on research and development activities and have limited experience in marketing, selling and servicing our products.

We have primarily focused on research and development activities to date. To date, we only have limited experience marketing, selling and servicing our Xonon Cool Combustion systems, and no experience marketing, selling or servicing our diesel emissions reduction systems. We will have to expand our marketing and sales organization, as well as our maintenance and support capability as our products become commercially available. We may not be successful in our efforts to market and service our products, which could compromise our ability to increase our revenue.

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

As of March 31, 2005, our executive officers, directors and greater than 5% stockholders controlled approximately 58% of our outstanding common stock.  If these parties were to act together, they could significantly influence the election of directors and the approval of actions requiring the approval of a majority of our stockholders. The interests of our management or these investors may not always be aligned with the interests of our other stockholders.

Based on shares outstanding as of March 31, 2005, the funds managed by Morgan Stanley Capital Partners and their affiliates own approximately 19% of our outstanding common stock. The Morgan Stanley Capital Partners funds also have stockholder rights, including rights to appoint directors and registration rights.  As a result, Morgan Stanley Capital Partners and its affiliates hold a substantial voting position in us and may be able to significantly influence our business.

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

We recently completed the acquisition of SCR-Tech, and we have limited experience with the operations of SCR-Tech.

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

SCR-Tech has experienced a significant decline in new orders and resulting backlog for SCR catalyst cleaning and regeneration services.

SCR-Tech has failed to generate significant new orders for SCR catalyst cleaning and regeneration services, which accounted for approximately 90% of SCR-Tech’s revenues in 2004.  Backlog as of March 31, 2005 for SCR Catalyst and Management Services was approximately $236,000 including $59,000 of deferred revenue.  Backlog as of March 31, 2004 for SCR Catalyst and Management Services was approximately $1,097,000 including $8,000 of deferred revenue.  We anticipate that the Company will realize substantially all of its current backlog in the second quarter of 2005.  Even if we obtain significant new orders and backlog, it is unlikely that most of such revenue will be recognized in 2005.  As a result, SCR-Tech may experience a significant decline in revenue resulting in significant losses in 2005 and beyond.  In addition, the termination of the former president of SCR-Tech could negatively impact our SCR management services revenues in the short-term.  Although this revenue represented only approximately 10% of SCR-Tech’s revenue in 2004, the ability of SCR-Tech to generate new orders for SCR catalyst cleaning and regeneration services may be significantly dependent on SCR-Tech’s ability to provide SCR management services.  No assurance can be given that SCR-Tech will be able to generate significant SCR management services or an increase in SCR catalyst cleaning and regeneration orders or that SCR-Tech will be profitable in 2005 or in any future period.

Recent management changes at SCR-Tech may adversely affect our overall business.

Hans Hartenstein, the former president of SCR-Tech, was one of the founders of SCR-Tech and was principally responsible for the generation of the business opportunities and for providing SCR management and consulting services for SCR-Tech.  Mr. Hartenstein’s employment with the Company terminated in March 2005.  It is uncertain whether the loss of Mr. Hartenstein’s SCR management and consulting services expertise will adversely impact the ability of SCR-Tech to obtain new orders for SCR catalyst cleaning and regeneration services.

William J. McMahon was appointed president of SCR-Tech effective March 21, 2005, and is responsible for reinvigorating the business of SCR-Tech.  Mr. McMahon is a seasoned executive with more than 25 years of experience in the energy and utility industries, but has limited experience specifically associated with SCR Catalyst and Management Services; thus, no assurance can be given that Mr. McMahon will be successful in reinvigorating the business of SCR-Tech.

As a result of these recent management changes, SCR-Tech may be subject to potential litigation with Mr. Hartenstein and/or his affiliates.  No assurance can be given as to the likelihood or potential outcome of any such litigation.

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

SCR-Tech offers SCR catalyst cleaning, rejuvenation and regeneration, as well as SCR system management and consulting services.  The size and growth rate for this market will ultimately be determined by a number of factors, including environmental regulations, the growth in the use of SCR systems to reduce NOx and other pollutants, the length of operation of SCR systems without the need for cleaning, rejuvenation or regeneration, the expansion of warranty coverage from SCR catalyst OEMs, the cost of new SCR catalyst, and other factors, most of which are beyond the control of SCR-Tech. There is limited historical evidence in North America as to the cycle of replacement, cleaning and regeneration of SCR catalyst so as to accurately estimate the potential growth of the business.  In addition, the number of times a catalyst can be regenerated is unknown, which also may affect the demand for regeneration in lieu of purchasing new catalyst.  Any delay in the development of the market could significantly and adversely affect the value of SCR-Tech and the nature of any return on our acquisition of SCR-Tech.

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

Because some utilities and independent power producers (“IPPs”) currently operate their SCR units only during the “ozone season” (May 1 – September 30), SCR-Tech’s business may be more limited than if SCR units were required to operate on a continual basis.  The NOx SIP Call was configured to impose a summer ozone season NOx cap over 19 states and the District of Columbia.  During this period, utilities and IPPs seek to operate their SCR catalyst at maximum capacity so as to reduce NOx emissions during this period.  During non-ozone season periods, most operators currently have limited (if any) requirements to run their SCR systems.  Unless and until such regulations are tightened, much of SCR-Tech’s business will be concentrated outside ozone season each year.  This will result in less business than if SCR units were required to be operated throughout the year and this also may result in quarters of relatively higher cash flow and earnings and quarters where cash flow and earnings may be minimal.  These potential fluctuations in revenue and cash flow during a year may be significant and could materially impact our quarterly earnings and cash flow.  This may have a material adverse effect on the perception of our business and the market price for our common stock.

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

SCR-Tech is still dependent on Envica.

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

The diesel retrofit market has a limited time frame, since new diesel engines produced in 2007 and beyond may not need retrofit products.  As older vehicles and other machines using diesel engines are retired from service and replaced with vehicles and other machines using newer diesel engines, the need to retrofit older engines will decline.  Thus, in order to take advantage of the diesel retrofit market, we must develop a solution that can quickly come to market and which results in significant NOx reduction with an economically viable fuel penalty and have it verified to comply with federal and state emissions requirements.  It is likely we will not have our solution ready for verification testing until the end of 2005, and there can be no assurance we will be able to meet such testing requirements or find the necessary market for our retrofit product.  Thus, we may expend significant sums on developing our diesel retrofit solution with no assurance that we will be successful in developing the solution or that we will develop the solution in sufficient time to take advantage of the potential market.  Even if we are successful in developing a diesel engine retrofit solution, our product market window will be limited and decreasing in size as new diesel engines are introduced into the market.  Further, a successful diesel retrofit solution does not imply this technology or a derivative of this technology can be employed in the diesel OEM market.

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

We may incur significant costs in developing our diesel technology with OEMs or suppliers to OEMs; if any OEM or OEM supplier does not complete development for any reason, we may not be able to recover costs incurred for the development with that OEM or OEM supplier.

We may incur significant costs in developing our diesel technology with OEMs or suppliers to OEMs for the diesel OEM market. Further, the technological development required to meet the requirements for this decade may be significant, and the capital required to be invested in such a development is likely to be substantial.  Moreover, there can be no assurance that any solution developed by us will be technically feasible, cost-effective or acceptable to OEMs or OEM suppliers.  We are not likely to recover any significant portion of these costs through contractual reimbursement from the OEMs or OEM suppliers. Thus, we will likely bear the majority of the development costs ourselves. If OEMs or OEM suppliers do not complete development work for any reason, we will not be able to recover our development costs through product sales.

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

We may be subject to significant competition from companies including those that may have substantially greater resources and market credibility.

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

The market for Xonon-equipped gas turbines is dependent on various factors, including those relating to the power generation and energy markets, none of which are under our control.  There has been a significant decline in the demand for gas turbines in recent years as a result of a substantial surplus in energy production capacity in the United States and Canada, a slow to emerge demand for distributed generation which especially impacts demand for small gas turbines, and uncertain supplies of natural gas and corresponding substantial increases in natural gas prices, which have reduced the demand for gas turbines of all sizes.  The number of gas turbines producing between one and 15 MW of power ordered in North America declined from approximately 53 during the 12-month period from June 1999 to May 2000 to 30 during the 12-month period from June 2003 to May 2004.  Regardless of the performance capabilities of our Xonon Cool Combustion system with respect to lowering NOx emissions in gas turbines, if the market for small gas turbines continues to be weak, there will be very limited opportunity for us to sell Xonon Cool Combustion catalyst modules and we may be unable to obtain any return on our prior investment and may never achieve profitability.  As of the date of this filing, it does not appear the market for small gas turbines will increase in any significant manner in the near future.

Xonon-equipped gas turbines may never attain market acceptance.

Xonon-equipped gas turbines represent an emerging market. If our Xonon Cool Combustion technology does not attain widespread market acceptance, end-users may be less inclined to purchase turbines equipped with Xonon Cool Combustion. If a significant commercial market fails to develop, we may be unable to recover the losses incurred to develop our Xonon Cool Combustion product and may be unable to achieve profitability. The development of a commercial market for our systems may be impacted by factors that are not within our control, including:

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

Incorporating our technology in a specific gas turbine model requires adaptation work by us and the OEM, such as additional engineering work and, for some turbines, technology development.  Except with respect to the 1.4 MW GPB15X, manufactured by Kawasaki Gas Turbines-Americas (“Kawasaki”), that work has not yet been completed.  We may not be successful in adapting our Xonon Cool Combustion technology to particular gas turbine models, and even if we are successful, the development work may result in delays in commercial shipments or significant expenses.  Delays in completing this work could result in the loss of orders.  Additionally, the emergence of significant technical issues, resource constraints on the part of OEMs, or limited market opportunities could result in termination by OEMs of their agreements to adapt Xonon Cool Combustion to their gas turbines.

We are heavily dependent on our relationships with OEMs and their commitment to adopt and market Xonon Cool Combustion technology on their gas turbines, and some of our agreements with OEMs may limit our market opportunities.

Today, we have ongoing programs with only two OEMs, Kawasaki and GE Energy (“GE”), formerly GE Power Systems.  In regard to our Kawasaki program, our product has been commercially available since 2001 on a 1.4 MW Kawasaki GPB15X.  Since its introduction, Kawasaki has completed two fully operational installations of Xonon-equipped gas turbines.  These commercial installations have accumulated more than 25,000 operating hours.  Given the limited number of commercial installations to date and the December 31, 2005 expiration of the Kawasaki agreement, we have no assurance that Kawasaki will continue to market Xonon Cool Combustion systems for their gas turbines.

In regard to our GE program, we are in the midst of incorporating our Xonon Cool Combustion technology into the 10 MW GE10 gas turbine.  In January 2005, we completed a full-scale engine test with GE during which our technology demonstrated NOx emissions well below our 3 ppm guarantee.  While we and GE are currently determining the next steps for this program, there can be no assurance this program will move forward.  This program still may require significant additional funding and may never result in the commercial launch of a Xonon-equipped GE10.

Our agreement with GE provides that GE has the right to be the exclusive market channel for distribution of Xonon Cool Combustion systems in GE’s gas turbines.  Additionally, this agreement provides for exclusivity in a limited turbine size range and for limited periods of time.  Our GE agreement provides that either party can terminate the agreement, but not necessarily the exclusivity, if technical issues arise that cannot be resolved. A decision by GE to discontinue the commercialization of Xonon Cool Combustion systems in its product line could significantly limit or foreclose our access to the market for GE’s turbines or prevent us from entering into agreements with other OEMs regarding the application of Xonon Cool Combustion to competing turbines.

Our ability to sell Xonon Cool Combustion modules for those gas turbines for which Xonon Cool Combustion systems become commercially available is heavily dependent upon the OEM’s marketing and sales strategies for Xonon Cool Combustion systems and their worldwide sales and distribution networks and service capabilities. Many

OEMs develop and offer alternative emissions control systems in competition with our Xonon Cool Combustion system. Any decision on their part to limit, constrain or otherwise fail to aggressively market and sell Xonon Cool Combustion systems, including limiting their availability or pricing them uncompetitively, could harm our potential earnings by depriving us of full access to their markets.

Finally, if we and GE decided to not pursue commercialization of the GE10, and we are unable to attract GE or another OEM to commercialize a different gas turbine platform, we will consider alternatives to maximize our return on investment in Xonon Cool Combustion, which could include a decision to sell or liquidate our Xonon Cool Combustion gas turbine business.

We will incur significant costs in developing our technology with OEMs; if any OEM does not complete development for any reason, we may not be able to recover costs incurred for our development work with that OEM.

We incur significant costs in developing our Xonon Cool Combustion technology with OEMs. At times, we recover a portion of these costs through contractual reimbursement from the OEMs. However, we bear the balance of the development costs ourselves. If OEMs do not complete development work for any reason, we will not be able to recover our share of development costs through product sales.

Competition from alternative technologies may adversely affect our Xonon Cool Combustion business.

The market for emissions reduction technologies is intensely competitive. There are alternative technologies which reduce gas turbine emissions to levels comparable to or lower than Xonon-equipped gas turbines. These technologies include lean pre-mix combustion systems, which are used in conjunction with gas turbine exhaust cleanup systems such as selective catalytic reduction. Lean pre-mix systems are offered by several gas turbine OEMs, each of whom may prefer to use their internally developed emissions reduction technology rather than ours.  There are also a number of companies, universities, research institutions and governments engaged in the development of emissions reduction technologies that could compete with our Xonon Cool Combustion technology.

Xonon Cool Combustion systems will be deployed in complex and varied operating environments and they may have limitations or defects that we find only after full deployment.

Gas turbines equipped with Xonon Cool Combustion systems are expected to be subjected to a variety of operating conditions and to be deployed in a number of extremely demanding environments. For example, gas turbines will be deployed in a wide range of temperature conditions, in the presence of atmospheric or other contaminants, under a wide range of operating requirements and with varying maintenance practices. As a result, technical limitations may only become apparent in the field after many Xonon-equipped gas turbines have been deployed. These limitations could require correction, and the corrections could be costly. In addition, any need to develop and implement corrective measures could temporarily delay or permanently prevent the sale of new Xonon-equipped gas turbines.

Any failure of gas turbines incorporating our technology could damage our reputation, reduce our revenues or otherwise harm our business.

The Xonon Cool Combustion system includes components that are located in a critical section of the gas turbine. A mechanical failure of a Xonon-equipped gas turbine may be attributed to the Xonon Cool Combustion system, even if the immediate cause is not clear. If this occurs, the reputation of the Xonon Cool Combustion system and its acceptability in the marketplace could be negatively impacted.  This also could result in product or other liability to us for which we may not have insurance or adequate insurance.

We are dependent on third party suppliers for the development and supply of key components for our Xonon Cool Combustion products.

We have entered into commercial arrangements with suppliers of the key components of our Xonon Cool Combustion system. We do not know, however, when or whether we will secure arrangements with suppliers of other required materials and components for our Xonon Cool Combustion modules, or whether these arrangements will be on terms that will allow us to achieve our objectives. If we are unable to obtain suppliers of all the required materials and components for our systems, our business could be harmed. A supplier’s failure to supply materials or components in a timely manner, its failure to supply materials or components that meet our quality, quantity or cost requirements, or our inability to obtain substitute sources of these materials and components on a timely basis or on terms acceptable to us, could harm our ability to manufacture our Xonon Cool Combustion modules. One of our components is provided by a single supplier and is not currently available from any other supplier. Additionally, some of our suppliers use proprietary processes to manufacture components. Although alternative suppliers are available, a switch in suppliers could be costly and take a significant amount of time to accomplish.

We have limited experience manufacturing Xonon Cool Combustion modules on a commercial basis.

To date, we have focused primarily on research and development of Xonon Cool Combustion and have limited experience manufacturing Xonon Cool Combustion modules on a commercial basis. We may not be able to develop efficient, low-cost manufacturing capability and processes that will enable us to meet the quality, price, engineering, design and production standards or production volumes required to manufacture Xonon Cool Combustion modules on a commercial scale. We may also encounter difficulty purchasing components and materials, particularly those with long lead times. Even if we are successful in developing our manufacturing capability and processes, we do not know whether we will do so in time to meet our product commercialization schedule or to satisfy the requirements of our customers.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest have market risk. This means that a change in prevailing interest rates would cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will decline. In an effort to minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds, government and non-government debt securities. The weighted average days to maturity of our investments at March 31, 2005 and December 31, 2004 was less than one year.  Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is required.

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

The Company filed the following reports on Form 8-K during the quarter ended March 31, 2005:

Current Report on Form 8-K dated February 4, 2005, providing a copy of the Form of Indemnification Agreement between the Registrant and executive officers and directors of the Registrant and a copy of a consulting agreement between the Registrant and David Merrion.

Current Report on Form 8-K dated February 24, 2005, furnishing a copy of the February 24, 2005 press release announcing the Company’s financial results for the year ended December 31, 2004.

Current Report on Form 8-K dated March 22, 2005, furnishing a copy of the March 22, 2005 press release announcing the appointment of William H. McMahon as President of the Company’s wholly-owned subsidiary, SCR-Tech LLC.

CATALYTICA ENERGY SYSTEMS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2005

CATALYTICA ENERGY SYSTEMS, INC. (Registrant)

/s/ ROBERT W. ZACK
By:
Robert W. Zack

Vice President of Finance and Chief Financial Officer
(Duly Authorized Officer, and Principal Financial and Accounting Officer)

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