Form 10-Q
period 2005-06-30
CATALYTICA ENERGY SYSTEMS INC
filed 2005-08-12
CIK 1053361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

As of August 8, 2005 there were outstanding 18,132,985 shares of the Registrant’s common stock, par value $0.001, which is the only class of common stock outstanding.

CATALYTICA ENERGY SYSTEMS, INC.

FORM 10-Q

June 30, 2005

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CATALYTICA ENERGY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and six-months ended June 30, 2005 and 2004

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenues
SCR catalyst & management services	$184	$480	$927	$949
Research and development	578	620	1,134	1,137
Total revenues	762	1,100	2,061	2,086

Costs and expenses:
Cost of revenues	1,192	1,335	2,362	2,093
Research and development	1,633	1,975	3,525	3,885
Selling, general and administrative	1,591	1,815	3,450	3,470
Total costs and expenses	4,416	5,125	9,337	9,448

Operating loss	(3,654)	(4,025)	(7,276)	(7,362)

Interest and other income	325	178	568	364
Interest expense	(161)	(157)	(320)	(247)

Net loss	$(3,490)	$(4,004)	$(7,028)	$(7,245)

Basic and diluted net loss per share	$(0.19)	$(0.22)	$(0.39)	$(0.41)

Weighted average shares used in computing basic and diluted net loss per share	17,996	17,827	17,963	17,817

See accompanying notes.

CATALYTICA ENERGY SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

at June 30, 2005 and December 31, 2004

(In thousands)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,939	$26,901
Short-term investments	26,861	8,691
Accounts receivable, less allowance of $25 and $30 at June 30, 2005 and December 31, 2004, respectively	581	1,222
Inventory	497	474
Prepaid expenses and other assets	385	601
Total current assets	31,263	37,889
Property and equipment:
Land	611	611
Building and leasehold improvements	7,582	9,608
Equipment	8,991	8,842
Less accumulated depreciation and amortization	(10,022)	(11,584)
Total property and equipment	7,162	7,477

Goodwill	4,257	4,257
Other intangible assets	1,497	1,584
Other assets	292	310
Total assets	$44,471	$51,517

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$322	$248
Accrued payroll and benefits	1,221	1,315
Accrued liabilities and other	1,012	1,213
Current portion of long-term debt and other long-term liabilities	1,921	748
Total current liabilities	4,476	3,524

Long-term debt and other long-term liabilities	4,552	5,654
Total liabilities	9,028	9,178

Stockholders’ equity:
Common stock, $0.001 par value; authorized - 70,000 shares; issued and outstanding - 18,094 and 17,890 at June 30, 2005 and December 31, 2004, respectively	18	18
Additional paid-in capital	167,527	167,358
Deferred compensation	(15)	(20)
Retained deficit	(132,045)	(125,017)
Accumulated other comprehensive loss	(42)	—
Total stockholders’ equity	35,443	42,339
Total liabilities and stockholders’ equity	$44,471	$51,517

See accompanying notes.

CATALYTICA ENERGY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three and six-months ended June 30, 2005 and 2004

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(7,028)	$(7,245)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	579	622
Amortization of investments premium	33	111
Amortization of intangible assets	86	57
Accretion of interest on long-term debt	219	136
Forgiveness of notes receivable from related parties	20	30
Stock based compensation	3	20
Remeasurement of present value of long-term debt	(62)	—
Loss on sale of property and equipment	4	—
Provision for uncollectible accounts	(192)	—
Changes in:
Trade accounts receivable	645	445
Inventory	(30)	(26)
Prepaid expenses and other assets	215	205
Accounts payable	74	(603)
Accrued payroll and benefits	(94)	(5)
Accrued liabilities and other	(272)	208
Net cash used in operating activities	(5,800)	(6,045)

Cash flows from investing activities:
Purchase of business	—	(4,300)
Purchases of investments	(33,627)	(10,164)
Maturities of investments	15,382	11,249
Sale of property and equipment	10	—
Additions to property and equipment	(277)	(195)
Net cash used in investing activities	(18,512)	(3,410)

Cash flows from financing activities:
Collection of notes receivable from employees	187	—
Repayments of long-term debt	(32)	(116)
Proceeds from issuance of capital lease obligations	25	—
Repayments of capital lease obligations	(2)	(4)
Proceeds from the exercise of stock options	68	—
Proceeds from issuance of common stock through stock plans	104	212
Net cash provided by financing activities	350	92

Net decrease in cash and cash equivalents	(23,962)	(9,363)
Cash and cash equivalents at beginning of period	26,901	32,806
Cash and cash equivalents at end of period	$2,939	$23,443

Additional disclosure of cash flow information:
Deferred compensation for issuance and revaluation of stock options to non-employees	$(2)	$62
Interest paid	$96	$109
Debt assumed for purchase of business	$—	$3,133
Income taxes paid	$1	—

See accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Significant Accounting Policies

Description of Business.  Catalytica Energy Systems, Inc. (“Catalytica Energy,” “the Company,” “we,” “us” or “our”) provides innovative emissions solutions to ease the environmental impact of combustion-related applications in the power generation and transportation industries.  Through our SCR-Tech, LLC (“SCR-Tech”) subsidiary, we offer a variety of services for coal-fired power plants that use selective catalytic reduction (“SCR”) systems to reduce nitrogen oxides (“NOx”) emissions. These services include SCR catalyst cleaning and regeneration, SCR system management services to optimize efficiency and reduce overall operating and maintenance (“O&M”) costs, and consulting services related to the operation of SCR systems (collectively “SCR Catalyst and Management Services”). Our business activities also include the design, development, manufacture and servicing of advanced products based on our proprietary catalyst and fuel processing technologies to offer cost-effective solutions for reducing NOx emissions from diesel engines and natural gas-fired turbines. Our Xonon® Diesel Fuel Processing technology is designed to facilitate significant NOx reduction from mobile, stationary and off-road diesel engine applications by improving the performance of NOx adsorber catalyst systems. Our commercially-available Xonon Cool Combustion® system offers a breakthrough pollution prevention approach that enables gas turbines to achieve ultra-low NOx emissions through a proprietary catalytic combustion process. Other activities include the development of fuel processing systems for fuel cells used in stationary, auxiliary and back-up power applications.

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

See Note 8 in Notes to Unaudited Consolidated Financial Statements for business segment disclosures.

Unaudited Interim Financial Information.  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 30, 2005.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2005.

Use of Estimates.  The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications. Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current presentation.  The most significant reclassification relates to the Company’s decision to reclassify the costs of revenue-producing research and development (“R&D”) programs from R&D to cost of revenues.  This reclassification resulted in an increase to cost of revenues and a decrease to R&D of $771,000 and $1,272,000 for the three and six-months ended June 30, 2004, respectively.

SCR Catalyst and Management Services Revenues.  As prescribed in Staff Accounting Bulletins (“SAB”) 101 and 104, “Revenue Recognition in Financial Statements”, the Company recognizes revenues from SCR Catalyst and Management Services when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable, and collection is reasonably assured.

Revenues related to SCR catalyst cleaning and regeneration services are recognized when the service is completed for each catalyst module.  Customer acceptance is not a criterion of revenue recognition, in that SCR-Tech’s contracts currently provide that services are considered complete upon receipt of testing by independent third parties confirming compliance with contract requirements.   Testing generally occurs three times during a particular customer project – at the beginning of the processing, when approximately one-half of the project has been processed, and upon completion of processing.   A typical customer project may take 30 to 90 days to complete.  Once a successful test result is received from an independent third party, revenues are recognized for each catalyst module processed prior to the receipt of such test results, and revenues are subsequently recognized for each catalyst module as its processing is completed.  As the Company utilizes a consistent methodology and formula for each project, it is unlikely that subsequent testing would not be successful.  Nonetheless, if a subsequent test result were to indicate failure, the Company would cease recognizing revenues on any subsequent modules until new testing evidence confirms successful processing.  We maintain a revenue allowance to provide for any deficient test results that may occur after our initial test.

Due to the nature of the demand for SCR catalyst cleaning and regeneration services, some of our contracts provide for extended payment terms.  In a situation where the project for a customer is complete; but the customer is not contractually committed to receive an invoice within the succeeding six months (and subsequent payment is due within 30 days of invoice date), revenues are deferred until the contractual invoice date.  If the customer contract provides for a deposit or progress payments, we recognize revenues up to the amount invoiced.  Because we perform a service for a customer, no rights of return exist.  The customer is responsible for the removal, transportation and subsequent installation of the SCR catalyst.  Our revenue arrangements do not have any material multiple deliverables as defined in Emerging Issues Task Force (“EITF”) 00-21, “Accounting for Multiple Element Revenue Arrangements”.

Costs associated with performing SCR catalyst cleaning and regeneration services are expensed as incurred because of the close correlation between the costs incurred, the extent of performance achieved and the revenues recognized.  In a situation where revenues are deferred due to collectibility uncertainties, the Company does not defer costs due to the uncertainties related to payment for such services.

We recognize revenues from our SCR management and consulting services as work is performed.  Costs associated with management and consulting services is expensed as incurred.

SCR Catalyst and Management Services revenues are project-based, and as such, the timing of those revenues varies from period-to-period.  Accordingly, period-to-period comparisons of those revenues are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

No amounts recognized as revenues are refundable.  In return for funding, collaborative partners may receive certain rights in the commercialization of any resulting technology, including royalty payments on future sales (see “-Other Commitments”).  Most of our R&D contracts are also subject to periodic review by our funding partners, which could result in schedule delays or modifications to project scope, including reduction or termination of funding.  The timing of revenues from R&D contracts varies from year to year, and from contract to contract, based upon the terms agreed to by us and the customer or funding party.  Due to the nature of R&D funding, period-to-period comparisons of R&D revenues are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

Accounts Receivable. Accounts receivable consists of trade receivables generated from research and development contracts, trade receivables from SCR Catalyst and Management Services and revenues in excess of billings from SCR Catalyst and Management Services.  Trade receivables are recorded at the invoiced amount.  Payment terms for SCR catalyst regeneration and cleaning services are typically defined in the contract for services rendered.  Revenues may be earned for those services in advance of amounts billable to the customer and are recognized when the service is complete, unless the contract terms will not result in invoice generation within six months from the date of completion of those services.  Revenues recognized in excess of amounts billed are recorded as accounts receivable.  There were no such revenues as of June 30, 2005, however, revenues in excess of billings represented $225,000 of net accounts receivable as of December 31, 2004.

Inventory.  Catalytica Energy’s inventory consists principally of raw materials and is stated at the lower of cost or market.  Raw materials consist mainly of various precious metals and high temperature foils that are used to make catalyst modules for our gas turbine product and for use in our research and development activities.

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

Goodwill and other intangible assets relate only to the SCMS business segment.  The carrying amounts and related accumulated amortization of goodwill and other intangible assets at June 30, 2005 and December 31, 2004 are as follows (in thousands):

	June 30, 2005		December 31, 2004
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization

Goodwill	$4,257		$4,257

Other Intangible Assets
Intellectual property	$1,727	$(230)	$1,727	$(144)

Amortization expense of other intangible assets was $86,000 during both the six-month periods ended June 30, 2005 and 2004.  The Company estimates amortization expense to be approximately $86,000 for the remainder of the fiscal year.  For fiscal years 2006 through 2010, the Company estimates amortization expense will be approximately $173,000 per year.

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

Estimated warranty obligations related to Xonon Cool Combustion modules are based on the number of modules in operation and are recorded as a cost of revenues.  Estimated warranty obligations related to SCR catalyst cleaning and regeneration services are provided for as cost of revenues in the period in which the related revenues are recognized.  Adjustments are made to accruals as warranty claim data and historical experience warrant.  Our warranty obligation may be materially affected by product or service failure rates and other costs incurred in correcting a product or service failure. Should actual product or service failure rates or other related costs differ from our estimates, revisions to the estimated warranty liability would be required.  Accrued warranty liability balances were $156,000 and $135,000 at June 30, 2005 and December 31, 2004, respectively.

Revenue Cost Reserves.  Revenues from our funded research and development contracts are recorded as work is performed and billable hours are incurred by us, in accordance with each contract.  Since these programs are subject to government audits, we maintain a revenue cost reserve for our government-funded programs in the event any of these funded costs, including overhead, are disallowed.  We estimate this reserve by applying a percentage to the revenues recorded under contracts still subject to audit by those funding agencies.

The revenue cost reserve balance, which is included in accrued liabilities on the accompanying balance sheet, was $119,000 at both June 30, 2005 and December 31, 2004.

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

Note 2. Net Loss per Share

Basic and diluted net loss per share is presented in accordance with SFAS No. 128, “Earnings Per Share.”  The Company’s potentially dilutive securities (stock options) were anti-dilutive for the three and six-months ended June 30, 2005 and 2004 because the Company incurred a net loss for each of those periods.  Therefore such potentially dilutive securities have been excluded from the computation of weighted-average shares outstanding used in computing diluted net loss per share.  Total potentially dilutive securities outstanding as of June 30, 2005 and 2004 were approximately 3,102,000 and 3,183,000, respectively.  The following table sets forth the computation of basic and diluted net loss per share attributable to holders of common stock (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Numerator for basic and diluted net loss per share - net loss	$(3,490)	$(4,004)	$(7,028)	$(7,245)
Denominator for basic and diluted net loss per share - weighted average shares outstanding	17,996	17,827	17,963	17,817

Basic and diluted net loss per share	$(0.19)	$(0.22)	$(0.39)	$(0.41)

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

Had compensation cost for Catalytica Energy’s stock-based compensation plan for employees and directors been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company’s net loss would have been reported as the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net loss, as reported	$(3,490)	$(4,004)	$(7,028)	$(7,245)
SFAS No. 123 stock-based compensation expense	29	(489)	(311)	(1,094)
Pro forma net loss	$(3,461)	$(4,493)	$(7,339)	$(8,339)

Basic and diluted net loss per share	$(0.19)	$(0.22)	$(0.39)	$(0.41)

Pro forma basic and diluted net loss per share	$(0.19)	$(0.25)	$(0.41)	$(0.47)

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

(5)                                  For each of the calendar years 2004 through 2008, certain amounts, if any, based upon the SCR-Tech business attaining certain revenue targets.  No amount was recorded as part of the purchase accounting to reflect these contingent payments as they were not determinable beyond a reasonable doubt.  For the fiscal year ended December 31, 2004, calendar year 2004 revenue targets were not met and, accordingly, no liability was recorded related to calendar year 2004 revenues.  As of June 30, 2005 it was not likely the revenue targets would be achieved during 2005, therefore no liability has been recorded for this provision of the acquisition agreement.

(6)                                  For each of the calendar years 2004 through 2008, certain amounts, if any, based upon the SCR-Tech business attaining certain cash flow targets.  No amount was recorded as part of the purchase accounting to reflect these contingent payments as they were not determinable beyond a reasonable doubt.   For the fiscal year ended December 31, 2004, calendar year 2004 cash flow targets were not met and, accordingly, no liability was recorded related to calendar year 2004 cash flows.  As of June 30, 2005 it was not likely the cash flow targets would be achieved during 2005, therefore no liability has been recorded for this provision of the acquisition agreement.

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

Goodwill and other intangible assets will be tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  In light of losses incurred by SCR-Tech in 2005 and the decrease in its backlog since last year, the Company conducted an impairment review of the goodwill recognized in connection with the acquisition as of June 30, 2005.  Having completed the review, management believes that SCR-Tech’s financial results were a result of personnel issues at SCR-Tech which were addressed during the quarter then ended and short-term market conditions.  Management anticipates that revenue and backlog will recover in the future.  Accordingly, no impairment of goodwill is believed to exist at this time.

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

On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for Statement 123(R).  In accordance with the new rule, the accounting provisions of Statement 123(R) will be effective for the Company in the first quarter of fiscal 2006.  Early adoption will be permitted in periods in which financial statements have not yet been issued.  We intend to adopt Statement 123(R) on January 1, 2006, the adoption of which will likely have a significant impact on our results of operations, although it will have no impact on our overall financial position.  The actual impact of adoption of Statement 123(R) on our results of operations cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had we adopted Statement 123(R) in prior periods, the impact of that standard on our net loss and loss per share would have resulted in the approximate amounts noted in the disclosure of pro forma net income and earnings per share in Note 3 to our consolidated financial statements.  Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption to the extent we do not provide a full valuation reserve on such tax benefits.

Note 7. Comprehensive Loss.  The components of comprehensive loss are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net loss	$(3,490)	$(4,004)	$(7,028)	$(7,245)
Other comprehensive loss:
Change in unrealized loss on available-for-sale securities recognized in other comprehensive loss	16	—	(42)	—
Comprehensive loss	$(3,474)	$(4,004)	$(7,070)	$(7,245)

The components of accumulated other comprehensive loss are as follows (in thousands):

	June 30, 2005	December 31, 2004

Unrealized loss on available-for-sale securities	$(42)	$—

Accumulated other comprehensive loss	$(42)	$—

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

Inasmuch as our SCMS segment evolved from the acquisition of SCR-Tech on February 20, 2004, the SCMS segment information below for the six-months ended June 30, 2004 represents operating results for the period from February 21, 2004 through June 30, 2004.

The following table presents information about our reportable operating segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Total revenue
CBTS	$578	$620	$1,134	$1,137
SCMS	184	480	927	949
Consolidated	$762	$1,100	$2,061	$2,086

Operating income/(loss)
CBTS	$(3,075)	$(3,683)	$(6,479)	$(7,189)
SCMS	(579)	(342)	(797)	(173)
Consolidated	$(3,654)	$(4,025)	$(7,276)	$(7,362)

Depreciation and amortization (1)
CBTS	$266	$259	$453	$543
SCMS	107	102	212	136
Consolidated	$373	$361	$665	$679

Capital expenditures
CBTS	$79	$142	$175	$195
SCMS	61	—	102	—
Consolidated	$140	$142	$277	$195

(1)          Depreciation of fixed assets and amortization of intangible assets.  Operating loss, excluding this depreciation and amortization, constitutes EBITDA by segment which is the basis of evaluation used by the Chief Operating Decision Maker.

Total assets classified by the Company’s two reportable segments are shown below (in thousands):

	June 30, 2005	December 31, 2004
Total assets
CBTS	$36,813	$43,115
SCMS	7,658	8,402
Consolidated	$44,471	$51,517

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

•             our ability to design Xonon Cool Combustion for different gas turbine models

•             our ability to broaden the range of uses of gas turbines through the use of Xonon Cool Combustion

•             the applicability of our solutions to different gas turbine and diesel engine applications

•             statements regarding the successful development and market potential of our diesel products

•             statements regarding the reevaluation of our diesel retrofit program

•             statements regarding the effect of continuing or discontinuing our diesel retrofit program

•             the existing and proposed emissions restrictions on power generating sources and diesel engines used in transportation applications due to environmental concerns

•             statements regarding the uniqueness, potential and market for our SCR catalyst cleaning and regeneration services

•             statements regarding the likelihood of various earn-out and other payment contingencies associated with our acquisition of SCR-Tech

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

•             sources and amounts of our revenues and the timing of revenue recognition

•             our use of earnings

•             our ability to generate cash and the sufficiency of existing cash and cash equivalents

•             statements regarding our funding requirements and potential sources of funding

•             statements regarding the effect of funding and the level of funding of our business programs on our need for additional capital and the timing of any such need

•             predictions as to the amount and nature of anticipated losses and whether we will achieve profitability

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

We provide innovative emissions solutions to ease the environmental impact of combustion-related applications in the power generation and transportation industries.  Through our SCR-Tech subsidiary, we offer a variety of services for coal-fired power plants that use selective catalytic reduction (“SCR”) systems to reduce nitrogen oxides (“NOx”) emissions. These services include SCR catalyst cleaning and regeneration, SCR system management services to optimize efficiency and reduce overall operating and maintenance (“O&M”) costs, and consulting services related to the operation of SCR systems (collectively “SCR Catalyst and Management Services”).  Our business activities also include the design, development, manufacture and servicing of advanced products based on our proprietary catalyst and fuel processing technologies to offer cost-effective solutions for reducing NOx emissions from diesel engines and natural gas-fired turbines. Our Xonon® Diesel Fuel Processing technology is designed to facilitate significant NOx reduction from mobile, stationary and off-road diesel engine applications by improving the performance of NOx adsorber catalyst systems. Our commercially-available Xonon Cool Combustion system offers a breakthrough pollution prevention approach that enables gas turbines to achieve ultra-low NOx emissions through a proprietary catalytic combustion process. Other activities include the development of fuel processing systems for fuel cells used in stationary, auxiliary, and back-up power applications.

Our business is focused on the NOx control market.   Increasingly stringent air quality regulations have resulted in tighter emissions restrictions being imposed on a variety of combustion-related applications. NOx emissions, which are a precursor to smog formation, have become a primary target of government-imposed emissions regulations, creating a significant opportunity for innovative, cost-effective NOx control solutions. Industry analysts estimate the U.S. market for NOx control represents a greater than $5 billion opportunity annually in the power generation and diesel industries, and we believe this market should experience additional growth as a result of pending Federal and State regulations calling for further reductions in NOx emissions.

We are committed to balancing our long-term business objectives with prudent capital management.  Accordingly, we regularly evaluate the status of our research and development activities, product and service offerings and associated market opportunities, and consider sales or discontinuation of businesses or product or service offerings, as well as strategic opportunities, including business acquisitions or other strategic transactions that could positively impact shareholder value.

In February 2004 we acquired SCR-Tech, LLC (“SCR-Tech”), the North American leader in catalyst regeneration technologies and management services for SCR systems, used by coal-fired power plants to reduce NOx emissions. The addition of SCR-Tech strategically broadened and diversified our product and service offerings to include the growing emissions control market for coal-fired power plants and has served to facilitate our penetration into the NOx control marketplace.

Our SCR-Tech subsidiary is based in Charlotte, North Carolina and offers catalyst cleaning, rejuvenation and regeneration, as well as SCR system management and consulting services, to help power plant operators optimize their SCR system operation while reducing O&M costs.   SCR-Tech’s customer base includes some of the largest utilities and independent power producers (“IPPs”) in the U.S.  SCR-Tech provides catalyst regeneration services by means of patented processes that can restore the activity level of used SCR catalyst for significantly less cost than purchasing a new catalyst. SCR-Tech is the only company in North America currently operating a commercial catalyst regeneration facility and offering catalyst regeneration in addition to cleaning and rejuvenation.  SCR-Tech also offers SCR system management and consulting services relating to system operation and tuning, efficiency optimization, O&M cost reduction, catalyst specification and performance testing.

We are also leveraging our catalyst technology expertise and fuel processing capabilities to offer innovative emissions reduction solutions for mobile, stationary, and off-road diesel engine applications, targeted at helping diesel engine OEMs, government agencies, power producers and other end-use customers meet stricter diesel emissions standards in the U.S. and internationally.  To address the growing emissions control market for diesel engine applications, we have developed and are now refining a proprietary fuel processing technology, which is designed to facilitate a significant reduction in NOx by enabling more effective regeneration of NOx adsorber catalyst systems (also known as NOx traps).  As part of our product introduction strategy, we are focused on partnering with diesel OEMs, Tier 1 suppliers (direct suppliers to diesel OEMs), system integrators, and other leading companies within the diesel industry to jointly develop and commercialize our Xonon Diesel Fuel Processing solutions.

We are currently developing our core diesel fuel processing technology for three applications:

•            Diesel retrofit solution for “in-service” mobile engine applications

•            Diesel OEM solution for new mobile engine applications

•            Diesel generator set (“genset”) solution for stationary diesel engine applications

Our diesel retrofit solution, XononD™, is being designed to offer a scalable, easily integrated solution for vehicles currently in service that facilitates a 50% or greater reduction in NOx as a means for government agencies to address growing urban smog issues in emissions-sensitive areas.  In June, we initiated a three-month field demonstration to evaluate the performance of XononD in combination with a NOx adsorber catalyst while operating on two medium-duty diesel refuse trucks supplied by the City of Denton, Texas.  Preliminary results to date validate the capability of our XononD™ fuel processor component to achieve continuous and rapid regeneration of the NOx adsorber catalyst to facilitate high levels of NOx reduction while operating in the field.  However, a variety of technical issues associated with other system components that make up the total retrofit solution have become evident over the course of rigorous day-to-day operation, and will require refinements to the product configuration to achieve optimal performance.  While we do not believe that any of the technical issues we have uncovered are insurmountable, optimizing the product configuration will result in a delay in proceeding to EPA verification testing.  As a result, we do not believe that a commercial product can be available any earlier than the first quarter of 2007.  In light of our delayed product launch and the finite time horizon associated with the diesel retrofit market, we are currently reevaluating our diesel retrofit business strategy.  We believe, however, that the performance issues we have identified to date are specific to our diesel retrofit product, and relate to the integration and control of multiple system components that comprise an “add-on” emissions control package that operates independently of the engine.

Our diesel OEM solution, XFP™, is being designed to facilitate a greater than 90% reduction in NOx with minimal fuel penalty as a means for diesel engine OEMs to meet the most stringent impending NOx emission regulations for new, over-the-road diesel engine applications.  One of the factors that differentiates our XFP OEM solution from our retrofit solution is our ability to fully integrate our fuel processing system specific to each engine platform through our relationships with diesel engine manufacturers and system integrators.  As a result we are able to avoid the complexities associated with independent engine operation, and achieve even higher NOx reduction performance and fuel efficiency in new engine applications as compared to diesel retrofit applications. Test activities and demonstration projects are currently underway with diesel engine manufacturers, industry suppliers and system integrators who are evaluating our NOx reduction approach for the OEM market.  These on-going test activities follow our successful completion in 2004 of a variety of full-scale tests on medium and heavy-duty diesel engines, which demonstrated the ability of our XFP to achieve greater than 90% NOx reduction with a total fuel system usage of less than 3%.  Since the beginning of the year, we have continued to make technical advances in the development of our XFP, including the successful completion of a first round of steady state, on-vehicle testing and the initiation of transient testing.  In line with our objective to secure partners to further develop and commercialize our XFP for new engine applications, we continue to be in active discussions with a number of companies within the diesel industry, including diesel OEMs, system integrators and industry suppliers.

Our diesel genset solution, XEC90™, is being designed to offer a cost-effective, bolt-on solution that facilitates a greater than 90% reduction in NOx as a means for end-users to operate their stationary power sources for extended periods of time while maintaining compliance with increasingly stringent emissions regulations.  In December 2004, we completed the first phase of a development and demonstration program focusing on the design and performance of our diesel fuel processing technology in combination with a NOx adsorber catalyst for both new stationary diesel engines and retrofit applications. This first phase culminated in a 100-hour engine test of our fuel processor-driven NOx adsorber catalyst system, which successfully demonstrated a greater than 90% reduction in NOx while operating on a full-scale 8.3 liter diesel generator set rated at 160 kW.  As a result of the favorable results achieved in this initial engine demonstration, we initiated a more in-depth evaluation of the market opportunity during the first quarter of 2005. Results of this market study indicate that the market for our XEC90™ solution is highly segmented with differing value propositions across the different segments.  In light of this new information, and consistent with our ongoing commitment to prudently manage our capital, we intend to pursue continued development of our diesel genset solution only to the extent funded by outside parties on terms that are financially acceptable to us.  We have identified and are now pursuing a variety of third party funding opportunities for continued technology development, with the objective of advancing to a 1000-hour field demonstration at two end-user sites in the 500 to 1000 kW power range to verify system performance in a commercial setting.

We also offer NOx control solutions for gas turbines.  We have commercialized and are marketing Xonon Cool Combustion, a breakthrough pollution prevention technology that enables natural gas-fired turbines to achieve ultra-low emissions power production through a proprietary catalytic combustion process.  We believe our Xonon Cool Combustion product is the only commercially available pollution prevention technology proven to achieve ultra-low NOx emissions of less than 3 parts per million (“ppm”) during combustion.  Our Xonon Cool Combustion system is integrated within a gas turbine, replacing the conventional flame-based combustion system with a catalytic process that combusts fuel at temperatures below the threshold at which any significant NOx forms.

Our Xonon Cool Combustion system is commercially available today as part of the GPB15X generator package manufactured by Kawasaki Gas Turbines-Americas (“Kawasaki”), which features a 1.4 MW Xonon-equipped M1A-13X gas turbine.  Two Xonon-equipped GPB15X units are in commercial operation today at customer sites in California. Kawasaki has shipped two additional commercial Xonon-equipped GPB15X generator packages for other customer sites in both California and in the Northeast, which are pending installation.

We also continue to work with GE Energy (“GE”), formerly known as GE Power Systems, to adapt our Xonon Cool Combustion system to the 10 MW GE10 gas turbine.  In the first quarter of 2005, we successfully completed full-scale, on-engine tests of a Xonon-equipped GE10 single-shaft gas turbine at the GE test facilities in Florence, Italy.  The positive results achieved in these tests included demonstration of NOx emissions consistently below 3 ppm over a range of operating conditions, and below 1 ppm at base-load.  We are currently awaiting a definitive decision from GE as to their intention to proceed with respect to this program.  As previously stated, we remain committed to advancing Xonon Cool Combustion development and commercialization activities only to the extent funded by OEM partners on terms that are financially acceptable to us.

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

Revenue Recognition

Revenues from SCR Catalyst and Management Services

As prescribed in Staff Accounting Bulletin (“SAB”) 101 and 104, “Revenue Recognition in Financial Statements”, the Company recognizes revenues from SCR Catalyst and Management Services when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable, and collection is reasonably assured.

Revenues related to SCR catalyst cleaning and regeneration services are recognized when the service is completed for each catalyst module.  Customer acceptance is not a criterion of revenue recognition, in that SCR-Tech’s contracts currently provide that services are considered complete upon receipt of testing by independent third parties confirming compliance with contract requirements.   Testing generally occurs three times during a particular customer project – at the beginning of the processing, when approximately one-half of the project has been processed, and upon completion of processing.   A typical customer project may take 30 to 90 days to complete.  Once a successful test result is received from an independent third party, revenues are recognized for each catalyst module processed prior to the receipt of such test results, and revenues are subsequently recognized for each catalyst module as its processing is completed.  As the Company utilizes a consistent methodology and formula for each project, it is unlikely that subsequent testing would not be successful.  Nonetheless, if a subsequent test result were to indicate failure, the Company would cease recognizing revenues on any subsequent modules until new testing evidence confirms successful processing.  We maintain a revenue allowance to provide for any deficient test results that may occur after our initial test.

Due to the nature of the demand for SCR catalyst cleaning and regeneration services, some of our contracts provide for extended payment terms.  In a situation where the project for a customer is complete; but the customer is not contractually committed to receive an invoice within the succeeding six months (and subsequent payment is due within 30 days of invoice date), revenues are deferred until the contractual invoice date.  If the customer contract provides for a deposit or progress payments, we recognize revenues up to the amount invoiced.  Because we perform a service for a customer, no rights of return exist.  The customer is responsible for the removal, transportation and subsequent installation of the SCR catalyst.  Our revenue arrangements do not have any material multiple deliverables as defined in Emerging Issues Task Force (“EITF”) 00-21, “Accounting for Multiple Element Revenue Arrangements”.

Costs associated with performing SCR catalyst cleaning and regeneration services are expensed as incurred because of the close correlation between the costs incurred, the extent of performance achieved and the revenues recognized.  In a situation where revenues are deferred due to collectibility uncertainties, the Company does not defer costs due to the uncertainties related to payment for such services.

We recognize revenues from our SCR management and consulting services as work is performed.  Costs associated with management and consulting services is expensed as incurred.

SCR Catalyst and Management Services revenues are project-based, and as such, the timing of those revenues varies from period-to-period.  Accordingly, period-to-period comparisons of those revenues are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

No amounts recognized as revenues are refundable.  In return for funding, collaborative partners may receive certain rights in the commercialization of any resulting technology, including royalty payments on future sales (see “-Other Commitments”).  Most of our R&D contracts are also subject to periodic review by our funding partners, which could result in schedule delays or modifications to project scope, including reduction or termination of funding.  The timing of revenues from R&D contracts varies from year to year, and from contract to contract, based upon the terms agreed to by us and the customer or funding party.  Due to the nature of R&D funding, period-to-period comparisons of R&D revenues are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with the provisions of SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”.  Purchase prices of acquired businesses that are accounted for as purchases have been allocated to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired were allocated to goodwill. Pursuant to SFAS No. 142, goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”  In light of losses incurred by SCR-Tech in 2005 and the decrease in its backlog since last year, the Company conducted an impairment review of the goodwill recognized in connection with the acquisition as of June 30, 2005.  Having completed the review, management believes that SCR-Tech’s financial results were a result of personnel issues at SCR-Tech which were addressed during the quarter then ended and short-term market conditions.  Management anticipates that revenue and backlog will recover in the future.  Accordingly, no impairment of goodwill is believed to exist at this time.

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

Estimated warranty obligations related to Xonon Cool Combustion modules are based on the number of modules in operation and are recorded as a cost of revenues.  Estimated warranty obligations related to SCR catalyst cleaning and regeneration services are provided for as cost of revenues in the period in which the related revenues are recognized.  Adjustments are made to accruals as warranty claim data and historical experience warrant.  Our warranty obligation may be materially affected by product or service failure rates and other costs incurred in correcting a product or service failure. Should actual product or service failure rates or other related costs differ from our estimates, revisions to the estimated warranty liability would be required.

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

Results of Operations

The following summary presents the results of operations by comparable period for the three and six-months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Change	2005	2004	Change

Revenues
SCR catalyst & management services	$184	$480	$(296)	$927	$949	$(22)
Research and development	578	620	(42)	1,134	1,137	(3)
Total revenues	762	1,100	(338)	2,061	2,086	(25)

Costs and expenses:
Cost of revenues	1,192	1,335	(143)	2,362	2,093	269
Research and development	1,633	1,975	(342)	3,525	3,885	(360)
Selling, general and administrative	1,591	1,815	(224)	3,450	3,470	(20)
Total costs and expenses	4,416	5,125	(709)	9,337	9,448	(111)

Operating loss	(3,654)	(4,025)	371	(7,276)	(7,362)	86

Interest and other income	325	178	147	568	364	204
Interest expense	(161)	(157)	(4)	(320)	(247)	(73)

Net loss	$(3,490)	$(4,004)	$514	$(7,028)	$(7,245)	$217

Comparison of the three and six-month periods ended June 30, 2005 and 2004

Revenues.  Revenues in the periods presented include revenues generated from SCR Catalyst and Management Services (after February 20, 2004), primarily from SCR catalyst cleaning and regeneration services.  Additionally, the Company offers management and consulting services related to the operation, operating efficiency, and overall operating and maintenance costs of SCR systems.  Revenues in the periods presented also include revenues generated from research and development (“R&D”) contracts funded by gas turbine manufacturers and government sources for fuel processor, diesel and gas turbine technology development.  These R&D contracts provide for partial recovery of our direct and indirect costs.

We expect to continue to pursue funded research programs, but only if we believe these programs could lead to a commercial product.  Most of our R&D contracts are subject to periodic review by our funding partners, which may result in modifications to project scope, termination of funding, or schedule delays. We cannot ensure we will continue to receive R&D funding.  In return for funding development, collaborative partners may receive certain rights in the commercialization of any resulting technology, including royalty payments on future sales (see “-Other Commitments”).  The timing of revenues from R&D contracts varies from year to year, and from contract to contract, based upon the terms agreed to by us and the customer or funding party.  Due to the project-based nature of our revenues, period-to-period comparisons are not necessarily meaningful and should not be relied upon as indications of future performance.

The substantial majority of the decrease in revenues during the three-month period ended June 30, 2005, compared to the corresponding period of 2004, consists of the following: a $296,000 decrease in revenues from SCR Catalyst and Management Services due to SCR-Tech’s inability to secure new contracts to replace completed contracts and a decrease of $200,000 in government and other gas turbine OEM funding as development efforts under certain gas turbine programs were completed, partially offset by $74,000 in revenues from a new diesel retrofit R&D program and $84,000 in revenues from an ongoing gas turbine program.

The substantial majority of the decrease in revenues during the six-month period ended June 30, 2005, compared to the corresponding period of 2004, consists of the following:  a decrease of $381,000 in government and other gas turbine OEM funding as development efforts under certain gas turbine programs were completed and a $27,000 decrease in revenues from SCR Catalyst and Management Services due to SCR-Tech’s inability to secure new contracts to replace completed contracts, net of the impact of including a full six months of SCR-Tech operations in the 2005 period, partially offset by $308,000 in revenues from a new diesel retrofit R&D program and $84,000 in revenues from an ongoing gas turbine program.

We anticipate 2005 revenues will be significantly less than 2004 revenues.  With respect to SCR Catalyst and Management Services, revenues will likely be less due to a combination of various factors, including our limited backlog, lengthy sales cycles, market conditions, competitive pressures, and the disruption early in the year of our business resulting from changes in SCR-Tech’s senior management.  Backlog as of June 30, 2005 for SCR Catalyst and Management Services was approximately $729,000 including $49,500 of deferred revenues.  Backlog as of June 30, 2004 for SCR Catalyst and Management Services was approximately $2,345,000 including $235,000 of deferred revenues.  We are currently pursuing several opportunities in this area; however, there can be no assurance that our efforts will be successful.  Moreover, even if we obtain significant new orders and backlog, it is unlikely that most of such revenues will be recognized in 2005.  Further, with respect to revenues generated from R&D contracts, the DOE Fuel Processor program, which has been a significant revenue contributor in each of the last three years (including $1,800,000 in 2004 and $736,000 in the six-months ended June 30, 2005), is ending in the fourth quarter of 2005.  We have identified potential new funding sources for both our fuel processing for PEM fuel cells program and our diesel emissions reduction programs; however, we have not yet secured funding from those sources and the availability of such funding is not certain.

Costs and Expenses.  Expenses relating to government and OEM funded programs are classified as cost of revenues.  Expenses relating to internally funded programs are classified as R&D expenses.  Accordingly, shifts in effort between government and OEM funded programs, versus internally funded programs, produce period-to-period variances in cost of revenues and R&D expenses.  Costs and expenses relating to sales and administrative functions are classified as selling, general and administrative expenses.

Cost of Revenues.  Cost of revenues attributable to SCR Catalyst and Management Services include direct labor, plant management wages, fringe benefits, facility rent, chemicals, depreciation, supplies and third party consulting services, and are expensed as incurred.  Cost of revenues relating to government and OEM funded R&D contracts consists of direct expenses, including direct labor, fringe benefits, travel, consulting and other third party professional services, supplies and R&D overhead, and are expensed as incurred.  R&D overhead is applied to government and OEM funded programs based on total non-direct program expenses incurred as a percentage of direct program expenses.

The decrease in cost of revenues during the three-month period ended June 30, 2005, compared to the corresponding period of 2004, resulted from an $86,000 decrease in expenses from SCR Catalyst and Management Services, and a $57,000 decrease in costs associated with R&D contracts, primarily resulting from fewer supplies being used in testing and prototype development efforts.

The increase in cost of revenues during the six-month period ended June 30, 2005, compared to the corresponding period of 2004, resulted from an increase of $374,000 in expenses from SCR Catalyst and Management Services, including the increase resulting from including the costs of SCR-Tech for a full 6 months in 2005, partially offset by a $105,000 decrease in costs associated with R&D contracts, primarily resulting from fewer supplies being used in prototype development efforts.

Research and Development Expenses.  Research and development expenses relating to internally-funded programs include compensation and benefits for engineering and manufacturing staff, fees for contract engineers, materials to build prototype units, amounts paid to outside suppliers for subcontracted components and services, supplies, facilities and information technology costs. We expense all R&D expenses relating to internally-funded programs as incurred.

The majority of the decrease in R&D expenses during the three-month period ended June 30, 2005, compared to the corresponding period of 2004 consists of the following:  a $67,000 decrease in facilities costs allocated to R&D due to cost reduction measures taken in 2004, a $61,000 decrease in the provision for incentive compensation based on delays expected to be encountered in certain program milestones, a $116,000 decrease in non-gas supplies used in R&D activities primarily due to completion of testing activities related to a gas turbine program and a $100,000 decrease in the cost of gases used in testing.  The impact of these items was partially offset by fewer costs being allocated to cost of revenues rather than R&D as a result of a greater relative level of such services being employed on internally funded programs versus government and OEM funded programs.

The decrease in R&D expenses during the six-month period ended June 30, 2005, compared to the corresponding period of 2004 consists of the following:  a $134,000 decrease in facilities costs allocated to R&D due to cost reduction measures taken in 2004, a $90,000 decrease in the provision for incentive compensation based on delays expected to be encountered in certain program milestones, an $86,000 decrease in the cost of gases used in testing, and a $50,000 decrease in the cost of outside consultants on the diesel retrofit program, partially offset by fewer costs being allocated to cost of revenues rather than R&D as a result of a greater relative level of such services being employed on internally funded programs versus government and OEM funded programs.

Dependent upon classification as externally or internally funded, R&D expenses may be reported as cost of revenues.  Total R&D expenses, including those classified as cost of revenues, were $5,887,000 and $5,978,000, for the six-months ended June 30, 2005 and 2004, respectively.

We expect total R&D expenses, including cost of revenues relating to government and OEM funded R&D contracts, will remain relatively flat during the year ending December 31, 2005 compared to 2004.  We expect the majority of our research and development efforts in fiscal 2005 will be focused on diesel programs.

Selling, General and Administrative (“SG&A”) Expenses.  SG&A includes compensation, benefits and related costs of corporate functions, which include management, business development, marketing, human resources, sales and finance, and unallocated facilities and IT costs.

The decrease in SG&A during the three-month period ended June 30, 2005, compared to the corresponding period of 2004, was most significantly impacted by the following:  the collection of a $186,000 note receivable and related interest which had been fully reserved for in prior periods due to uncertainty as to the note’s collectiblity, a $123,000 decrease in the provision for incentive compensation based on delays expected to be encountered in certain program milestones offset by a $155,000 favorable adjustment to a decommissioning reserve in 2004 and a $99,000 increase in outside consultant services related to research programs and management projects.

The decrease in SG&A during the six-month period ended June 30, 2005, compared to the corresponding period of 2004, resulted primarily from the following:  the collection of a $186,000 note receivable and related interest which had been fully reserved for in prior periods due to uncertainty as to the note’s collectiblity, a $192,000 decrease in the provision for incentive compensation based on delays expected to be encountered in certain program milestones and an approximate $80,000 decrease in personnel-related costs due to headcount reductions made in 2004, partially offset by a $134,000 increase resulting from including the expenses of SCR-Tech for a full six-month period in 2005, a $155,000 favorable adjustment to a decommissioning reserve in 2004 and a $259,000 increase in outside consultant services related to management projects and recruiting, Sarbanes-Oxley and other audit and tax work.

We expect SG&A expenses will increase during the year ending December 31, 2005, compared to 2004, as a full year of SG&A expense will be recorded for SCR-Tech in addition to increases in personnel-related expenses associated with the expansion of our sales and marketing initiatives at SCR-Tech.  We also anticipate we will incur increased expenses associated with the implementation of Sarbanes-Oxley requirements.

Interest and Other Income.  Interest income is generated from money market and short-term investments.  Other income consists of rental income generated from leasing certain portions of our Gilbert, Arizona building.

The increase in interest and other income during the three-month period ended June 30, 2005, compared to the corresponding period of 2004 results primarily from improved yields on money market and short-term investments.

The increase in interest and other income during the six-month period ended June 30, 2005, compared to the corresponding period of 2004 results primarily from higher short-term investment balances and improved yields on money market and short-term investments.

Although our cash, cash equivalents and short-term investments have continued to decline as a result of ongoing use of such funds to fund operations, the improved yields on money market and short-term investments has offset this decline so that interest income during the year ending December 31, 2005 should exceed that earned in 2004.

Interest Expense. Interest expense reflects amounts incurred under long-term debt and capital lease obligations.

Interest expense during the six-months ended June 30, 2005 was higher than during the corresponding period of 2004, primarily due to recording a full six months of accretion of imputed interest on future payments resulting from the SCR-Tech purchase in 2005 compared to only four months during the corresponding 2004 period.

Income Taxes.  No benefit from income taxes was recorded on the losses incurred during the three and six-month periods ended June 30, 2005 and 2004 because the expected benefit, computed by applying statutory tax rates to the net loss, was offset by an increase in the valuation allowance for deferred tax assets due to the uncertainty of future taxable income that would allow us to realize deferred tax assets generated from our losses.   We do not believe we will incur any material income taxes in the foreseeable future.

Liquidity and Capital Resources

Historical Capital Position and Usage

Prior to our spin-off in December 2000, Catalytica, Inc. made a $50.0 million cash investment in the Company. Additionally, in August 2001, we received net proceeds of $47.7 million from a public offering of our common stock. Through June 30, 2005, approximately 70% of the proceeds from the capital contribution and our public offering have been used to fund our ongoing research and development efforts associated with our diesel emissions reductions solutions and the commercialization of our Xonon Cool Combustion technology for gas turbine applications, the purchase of our commercial manufacturing and administrative facility in Gilbert, Arizona and other capital expenditures, the purchase of SCR-Tech, funding our continuing losses, and for general corporate purposes. The remaining funds are invested in commercial and government short-term paper.

 The following table presents balances and changes in cash, cash equivalents and short-term investments for the six-month periods ended June 30, 2005 and 2004 (in thousands):

	2005	2004

Ending balance of cash, cash equivalents and short-term investments	$29,800	$42,124

Net decrease in cash, cash equivalents and short-term investments	$(5,792)	$(10,558)

Our net decrease in cash, cash equivalents and short-term investments (“Cash Consumption”) was approximately $5.8 million for the six-months ended June 30, 2005.  The following amounts comprised the decrease of approximately $5.8 million, or 16.3%, in cash, cash equivalents and short-term investments during the six-months ended June 30, 2005:

• $6.6 million related to loss before interest, taxes, depreciation and amortization (“EBITDA”), summarized in the following table (in thousands).  We elect to use EBITDA in our analysis of Cash Consumption as we believe it approximates cash generated from our operations:

Net loss		$(7,028)

Plus:	Interest expense	320
	Depreciation of property and equipment	579
	Amortization of intangible assets	86

Less:	Interest and other income	(568)

	EBITDA	$(6,611)

• $(.8) million in working capital and other.

Our Cash Consumption was approximately $10.6 million for the six-months ended June 30, 2004.  The following amounts comprised the decrease of approximately $10.6 million, or 20.0%, in cash, cash equivalents and short-term investments during the six-months ended June 30, 2004:

• $6.7 million related to EBITDA loss, summarized as follows (in thousands):

Net loss		$(7,245)

Plus:	Interest expense	247
	Depreciation of property and equipment	622
	Amortization of intangible assets	57

Less:	Interest and other income	(364)

	EBITDA	$(6,683)

• $3.8 million of costs related to the SCR-Tech acquisition, including cash paid as part of the acquisition, transaction and integration costs, and payments for the completion of certain training and transfer of certain intangible assets (see Note 4 of the June 30, 2005 Notes to Unaudited Consolidated Financial Statements); and

• $0.1 million in working capital and other.

In connection with our purchase of SCR-Tech in February 2004, we incurred several contingent liabilities.  We believe the contingencies associated with the Acquired Asset Payments will be met and, therefore, such Acquired Asset Payments will be made in full.  Accordingly, this contingent liability was recorded at the present value of its estimated future payment amount.  Since Hans Hartenstein, the former president of SCR-Tech, is no longer employed by the Company, the contingencies associated with the Contingent Employment Payments will not be met.  As a result, this payment obligation has been extinguished.  Given the revenues and cash flow levels and certain limitations associated with the earn-out payments, we do not believe that these payments are likely to be made.  Moreover, even if such payments are made, we do not believe such payments would have a material adverse impact on cash flow or liquidity.  Accordingly, we have not recorded any earn-out contingent liability.

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

We believe our available cash, cash equivalents and short-term investments in the amount of $29.8 million as of June 30, 2005 will provide sufficient capital to fund operations as currently conducted until at least December 31, 2006.  Our current operating plans through fiscal 2006 are currently under review and may include further developing our diesel emissions reduction solutions, realizing value from our Xonon Cool Combustion system for additional gas turbine applications, meeting payment obligations related to the SCR-Tech acquisition, expanding our SCR Catalyst and Management Services business, and developing other potential products.  As a result of recently uncovered technical issues associated with our mobile diesel retrofit product and the resulting delays in our prospects for realizing a commercial launch, it is unlikely that we will realize any significant sales revenues from our diesel retrofit business in 2006.  As a result, if we continue our diesel retrofit business as it currently is being conducted, we do not believe we will have sufficient capital to achieve break-even operations.  In light of this new information, combined with the finite time horizon associated with the diesel retrofit market, we currently are reevaluating our diesel retrofit business strategy.  While we do not believe that the performance issues we have identified are insurmountable, there can be no assurance that we will overcome our technical hurdles or that we will not decide to discontinue our investment in this program.  In the event we elect to no longer pursue the diesel retrofit business, our Cash Consumption likely would decline, but we will no longer have the prospects for realizing commercial revenues from this business, which would otherwise have helped to offset our ongoing capital requirements in other areas of our business.  In such event, we would seek other alternatives to realize any value from the technology relating to this business.

We anticipate total Cash Consumption of between $12.5 million and $14.0 million for the year ending December 31, 2005, exclusive of a $725,000 SCR-Tech acquisition-related payment, primarily associated with the continued development of our emissions control solutions for diesel engine applications and for SG&A.  The amount of capital required to complete our development programs is highly uncertain and depends on numerous factors, including the possibility of unforeseen technical issues associated with our ongoing development of Catalyst-Based Technology Solutions,  such as for example our diesel retrofit program, the nature of partner participation and the amount and timing of any capital or technical contributions from such partners, the ability of third party suppliers to develop certain components in a timely manner, market and industry demands and requirements, and the cost of required regulatory reviews and approvals. Specifically, if we elect to pursue continued development of our mobile diesel retrofit solution as it is currently being conducted, we believe total future development costs will be in the range of $5.0 to $10.0 million.  If our mobile diesel retrofit solution is successful and we decide to continue pursuing stationary diesel genset solutions, we believe total additional development costs for our stationary diesel genset solutions will be in the range of $5.0 to $10.0 million.  If our mobile diesel retrofit solution is successful, we believe total future development costs for our diesel OEM solution will likely be in excess of $10.0 million.  If our mobile diesel retrofit solution is not successful, or if we elect to discontinue our investment in this program, it is likely that any other diesel emissions reduction solution we pursue will require additional capital expenditures beyond our current estimates.  Additionally, although we are seeking to avoid incurring significant additional expenses for development work associated with our Xonon Cool Combustion system for small gas turbines, if GE or any other OEM elects to use our technology on a gas turbine platform, we likely will incur additional development expenses.  The nature and amount of any such expenses cannot be determined at this time and would depend on the nature of the products using our Xonon Cool Combustion system.

Because our SG&A expenses have in the past been, and are expected to be under our current business strategy, in excess of $6.0 million per year, any delay in product development or commercial product launches will result in us continuing to incur significant SG&A expenses without corresponding revenues.  In addition, because we are a public company subject to the compliance requirements and corresponding costs relating to the Federal securities laws, it is difficult to reduce such expenses without substantially curtailing our operations.

Given the uncertainty as to the specific amounts and timing of our required capital expenditures and other Cash Consumption, as well as the uncertainty related to our commercialization efforts with respect to our diesel emissions reduction solutions and our Xonon Cool Combustion product for gas turbine applications, our current cash, cash equivalents and short-term investments, along with any cash generated from operations, may not be sufficient to fund our operations through fiscal 2006 as is currently expected.  In particular, we do not believe we will achieve significant revenues from our mobile diesel retrofit solution in 2006.  If our overall Cash Consumption in fiscal 2005 and 2006 exceeds our current expectations because of higher capital expenditures, increased costs of development or commercialization, lower than anticipated revenues from SCR-Tech, continuing diesel retrofit expenses without corresponding revenues, lower government and third-party funding, higher SG&A expenditures or for any other reason, we may be required to raise additional capital to continue our operations as presently planned, significantly curtail our business operations and/or change our strategic direction.  In addition, we may enter into acquisitions or strategic arrangements which could require the use of cash, reducing our available capital prior to December 31, 2006, or which could require additional equity or debt financing.  Moreover, the integration and operation of any business acquired could require significant expenditures that materially and adversely impact our liquidity and capital resources.  In this regard, our recent acquisition of SCR-Tech requires significant cash outlays for acquisition-related payments and currently requires, and may in the future require, cash outlays to fund operations.

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

Beyond December 31, 2006, our cash requirements will depend on many factors, including the amount and rate of sales growth of our diesel retrofit products, if any, the level of growth, if any, in the small gas turbine market, the market acceptance of our products, the ability of our diesel OEM product to achieve market acceptance and commitment from significant industry participants, the timing and level of development funding from private and government sources, the ability of SCR-Tech to generate significant cash flow, the rate of expansion of our sales and marketing activities, the rate of expansion of our manufacturing capacity, and the timing and extent of research and development projects.

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

We incurred losses of $13,269,000, $14,399,000 and $17,874,000 for the years ended December 31, 2004, 2003 and 2002, respectively, and incurred losses of $7,028,000 and $7,245,000, for the six-months ended June 30, 2005 and 2004, respectively.  As of June 30, 2005, we had an accumulated deficit of $132,045,000 and had not yet recorded significant revenues from commercial sales apart from revenues contributed by SCR-Tech, a business we acquired in 2004. We expect to continue to incur net losses for the foreseeable future and these losses are likely to be significant.  There can be no assurance we will ever reach or sustain profitability.

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

Our net decrease in cash, cash equivalents and short-term investments (“Cash Consumption”) was $5,792,000 for the six-months ended June 30, 2005, compared to Cash Consumption of $10,558,000 for the six-months ended June 30, 2004, which included approximately $3.8 million of SCR-Tech acquisition-related expenses.  We expect total Cash Consumption of between $12.5 and $14.0 million in 2005, exclusive of a $725,000 SCR-Tech acquisition-related payment, as well as significant Cash Consumption thereafter.  We believe our available cash, cash equivalents and short-term investments in the amount of $29.8 million as of June 30, 2005 will provide sufficient capital to fund operations as currently conducted until at least December 31, 2006.  Our current operating plans through fiscal 2006 are currently under review and may include further developing our diesel emissions reduction solutions, realizing value from our Xonon Cool Combustion system for additional gas turbine applications, meeting payment obligations related to the SCR-Tech acquisition, expanding our SCR-Tech Catalyst and Management Services business, and developing other potential products.

As a result of recently uncovered technical issues associated with our mobile diesel retrofit product and the resulting delays in our prospects for realizing a commercial launch, it is unlikely that we will realize any sales revenues from our diesel retrofit business in 2006.  As a consequence, if we continue our diesel retrofit business as it currently is being conducted, we do not believe we will have sufficient capital to achieve break-even operations. In light of this new information, combined with the finite time horizon associated with the diesel retrofit market, we are currently reevaluating our diesel retrofit business strategy.  While we do not believe that the performance issues we have identified are insurmountable, there can be no assurance that we will overcome our technical hurdles or that we will not decide to discontinue our investment in this program.  In the event we elect to no longer pursue the diesel retrofit business, our Cash Consumption likely would decline in the long-term, but we will no longer have the potential of realizing commercial revenues from this business, which would otherwise have helped to offset our ongoing capital requirements in other areas of our business.

The amount of capital required to complete our development programs is highly uncertain and depends on numerous factors, including technical issues associated with our ongoing development of Catalyst-Based Technology Solutions, the nature of partner participation and the amount and timing of any capital or technical contributions from such partners, the ability of third party suppliers to develop certain components in a timely manner, market and industry demands and requirements, and the cost of required regulatory reviews and approvals.  If our mobile diesel retrofit solution is not successful, or if we elect to discontinue investing in this program, it is likely that any other diesel solution we pursue will require substantial additional capital expenditures beyond our current estimates.  In addition, although we are seeking to avoid incurring significant additional expenses for development work on our Xonon Cool Combustion product for small gas turbines, if GE or any other OEM elects to use our technology on a gas turbine platform, we likely will incur additional development expenses.  The nature and amount of any such expenses cannot be determined at this time and would depend on the nature of the products using our Xonon Cool Combustion system.

Because our SG&A expenses have been, and are expected to be under our current business strategy, in excess of $6.0 million per year, any delay in product development or commercial product launches will result in us continuing to incur significant SG&A expenses without corresponding revenues.  In addition, because we are a public company subject to the compliance requirements and corresponding costs relating to the Federal securities laws, it is difficult to reduce such expenses without substantially curtailing our operations.  Our liquidity will continue to be impacted by these expenses as long as we are subject to such requirements.

Given the uncertainty as to the specific amounts and timing of our required capital expenditures and other Cash Consumption, as well as the uncertainty related to our commercialization efforts with respect to our diesel emissions reduction solutions and our Xonon Cool Combustion product for gas turbine applications, our current cash, cash equivalents and short-term investments, along with any cash generated from operations, may not be sufficient to fund our operations through fiscal 2006 as is currently expected.  In particular, it is unlikely we will realize significant sales revenues from our diesel retrofit solution in 2006, and as such, we are currently reevaluating this program.  If our overall Cash Consumption in fiscal 2005 and 2006 exceeds our current expectations because of higher capital expenditures, increased costs of development or commercialization, lower than anticipated revenues from SCR-Tech, continuing diesel retrofit expenses without corresponding revenues, lower government and third-party funding, higher SG&A expenditures or for any other reason, we may be required to raise additional funds to continue our operations as presently planned, significantly curtail our business operations and/or change our strategic direction.  In addition, we may enter into acquisitions or strategic arrangements which could require the use of cash, reducing our available capital prior to December 31, 2006, or which could require additional equity or debt financing.  Moreover, the integration and operation of any business acquired could require significant expenditures that materially and adversely impact our liquidity and capital resources.  In this regard, our recent acquisition of SCR-Tech required, and will continue to require, significant cash outlays for acquisition-related payments and may potentially require cash outlays to fund operations.

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

Beyond December 31, 2006, our cash requirements will depend on many factors, including the amount and rate of sales growth, if any, of our diesel retrofit products, the level of growth, if any, in the small gas turbine market, the market acceptance of our products, the ability of our diesel OEM product to achieve market acceptance and commitment from significant industry participants, the timing and level of development funding from private and government sources, the ability of SCR-Tech to generate significant cash flow, the rate of expansion of our sales and marketing activities, the rate of expansion of our manufacturing capacity, and the timing and extent of research and development projects.

The recent acquisition of SCR-Tech and any significant transaction we may undertake could disrupt our business and harm our financial condition.

We regularly evaluate the status of our research and development activities, product and service offerings and associated market opportunities, and consider sales or discontinuation of businesses or product or service offerings, as well as strategic opportunities, including business acquisitions or other strategic transactions that could positively impact shareholder value. We have limited experience in these types of transactions.  We acquired SCR-Tech in February 2004, and there can be no assurance this acquisition will prove to be successful or ultimately beneficial to us.  See “Additional Risks Relating to SCR Catalyst and Management Services.”  The SCR-Tech acquisition and any future transactions, including mergers, acquisitions or similar transactions, entail a number of risks that could materially and adversely affect our business and operating results, including but not limited to:

•                  issues associated with integrating the acquired operations, technologies or products with our existing business and products;

•                  changes in control or management

•                  dilution of existing stockholders

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

The market price of our common stock is highly volatile, has significantly declined and may decline further.

The market price of our common stock is highly volatile and has declined significantly since our stock began trading in December 2000. Factors that could cause fluctuation and further declines in our stock price may include, but are not limited to:

•                  the nature, amounts and trends with respect to our net losses and cash consumption;

•                  the amount of our capital resources and our potential need to seek additional funding;

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

•                  announcements by us or our competitors of technological innovations, new products, significant acquisitions or mergers, strategic partnerships, divestitures, joint ventures or other strategic initiatives;

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

We expect our revenues and operating results to vary significantly from quarter to quarter. As a result, quarterly comparisons of our financial results are not necessarily meaningful and investors should not rely on them as an indication of our future performance. In addition, due to our stage of development, we cannot predict our future revenues or results of operations accurately. As a consequence, our operating results may fall below the expectations of securities analysts and investors, which could cause the price of our common stock to decline. Factors that may affect our operating results include:

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

•                  the development and/or market acceptance of NOx adsorbers; and

•                  Government regulations.

We may have difficulty managing our current operations in light of recent management changes.

Currently our management team is responsible for the operations of our recently acquired SCR-Tech business, our diesel programs, our Xonon Cool Combustion gas turbine program, exploring and evaluating potential acquisitions or divestitures and other strategic opportunities, and other programs.  In light of employee headcount reductions within the past few years, including management level employees, and the increasing number of Federal and NASDAQ securities regulatory requirements, substantial additional burdens have been placed on our management.  Our former President and CEO Mike Murry resigned from his position with the Company effective June 30, 2005.  Robert Zack, our CFO, has been named as interim President and CEO.  Although our Board of Directors has formed a special committee to assist Mr. Zack with his expanded duties, this departure has further strained our management resources and required management and certain employees to assume additional duties.  Further, if Mr. Zack were to depart, we would be required to find both a CEO and CFO to assume his duties.  It may prove difficult for current management to successfully operate these differing areas and meet the demands and requirements of differing business activities.  Recent management changes at SCR-Tech also have required increased management attention to SCR-Tech’s business.  No assurance can be given that management resources will be sufficient to address current and future business activities or that we will not be required to incur substantial additional expenses to add to our management capabilities.

We have historically focused on research and development activities and have limited experience in marketing, selling and servicing our products.

We have primarily focused on research and development activities to date. To date, we only have limited experience marketing, selling and servicing our Xonon Cool Combustion systems, and no experience marketing, selling or servicing our diesel emissions reduction systems. We will have to expand our marketing and sales organization, as well as our maintenance and support capability as our products become commercially available. We may not be successful in our efforts to market and service our products, which could compromise our ability to increase our revenues.

If we are unable to attract or retain key personnel, our ability to adapt our technology to diesel engines, gas turbines, or other products, to continue to develop and commercialize our technology, to effectively market our products and to manage our business could be harmed.

Our business requires a highly skilled management team and specialized workforce, including scientists, engineers, researchers, and manufacturing and marketing professionals who have developed essential proprietary skills. Our future success will therefore depend on attracting and retaining qualified management and technical personnel. We do not know whether we will be successful in hiring or retaining these qualified personnel. Our inability to hire qualified personnel on a timely basis, or the departure of key employees, could harm our existing business as well as our expansion and commercialization plans.  We have experienced the departure of key personnel over the past few years, including the recent departure of our former President and CEO Mike Murry.  In addition, our continuing losses make it more difficult to attract and retain key personnel.

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

We rely on a combination of patents, copyrights and trade secret laws and restrictions on disclosure to protect our intellectual property rights.  Our ability to compete effectively will depend, in part, on our ability to protect our proprietary technology, systems designs and manufacturing processes.  In this regard, we recently entered into new emissions control solution markets with respect to diesel emissions technology and SCR catalyst and management solutions in which we do not have as broad of intellectual property protection as we do in the NOx control solutions area for small gas turbines.  Consequently, our ability to compete effectively in such new emission control solution markets may be adversely affected by our inability to exclude competitors based on our intellectual property position.  The ability of others to use our intellectual property could allow them to duplicate the benefits of our products and reduce our competitive advantage.  We do not know whether any of our pending patent applications will issue or, in the case of patents issued, that the claims allowed are or will be sufficiently broad to protect our technology or processes.  Further, a patent issued covering one use of our technology may not be broad enough to cover uses of that technology in other business areas.  Even if all our patent applications are issued and are sufficiently broad, they may be challenged or invalidated.  We could incur substantial costs in prosecuting patent and other intellectual property infringement suits and defending the validity of our patents and other intellectual property.  While we have attempted to safeguard and maintain our property rights, we do not know whether we have been or will be completely successful in doing so.  These actions could place our patents, trademarks and other intellectual property rights at risk and could result in the loss of patent, trademark or other intellectual property rights protection for the products, systems and services on which our business strategy partly depends.

We rely, in part, on contractual provisions to protect our trade secrets and proprietary knowledge.  These agreements may be breached, and we may not have adequate remedies for any breach.  Our trade secrets may also be known without breach of such agreements or may be independently developed by competitors.

Third parties may claim that we are infringing their intellectual property, and we could suffer significant litigation or licensing expenses or be prevented from selling products and services if these claims are successful.

Our competitors may independently develop or patent technologies or processes that are equivalent or superior to ours.  In recent years, there has been significant litigation involving patents and other intellectual property rights in many technology-related industries and we believe our industry has a significant amount of patent activity. Third parties may claim, that the technology or intellectual property that we incorporate into or use to develop or manufacture our current and future products, systems or services infringe, induce or contribute to the infringement of their intellectual property rights, and we may be found to infringe, induce or contribute to the infringement of those intellectual property rights and require a license to use those rights. We may also be required to engage in costly efforts to design our products, systems and services around the intellectual property rights of others.  The intellectual property rights of others may cover some of our technology, products, systems and services.  In addition, the scope and validity of any particularly third party patent may be subject to significant uncertainty.

Litigation regarding patents or other intellectual property rights is costly and time consuming, and could divert our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements or indemnify our customers. However, we may not be able to obtain royalty or license agreements on terms acceptable to us or at all. Any inability on our part to obtain needed licenses could delay or prevent the development, manufacture and sale of our products, systems or services. We may also be subject to significant damages or injunctions against development, manufacture and sale of our products, systems or services.

We incur substantial costs as a result of being a public company.

As a public company, we incur significant legal, accounting, and other expenses.  In addition, both the Sarbanes-Oxley Act of 2002 and new rules subsequently implemented by the Securities and Exchange Commission and NASDAQ, have required changes in corporate governance practices of public companies. These new rules and regulations have already increased our legal and financial compliance costs and the amount of time and effort we devote to compliance activities.  We expect these new rules and regulations to further increase our legal and financial compliance costs and to make compliance and other activities more time-consuming and costly. In addition, we incur costs associated with our public company reporting requirements. Further, due to increased regulations, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.  We have attempted to address some of these attraction and retention issues by offering contractual indemnification agreements to our directors and executive officers, but this may not be sufficient.  We continue to regularly monitor and evaluate developments with respect to these new rules with our legal counsel, but we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Because a small number of stockholders own a significant percentage of our common stock, they may exert significant influence over major corporate decisions, and our other stockholders may not be able to do so.

As of March 31, 2005, the latest date for which such information is available, our executive officers, directors and greater than 5% stockholders controlled approximately 55% of our outstanding common stock.  If these parties were to act together, they could significantly influence the election of directors and the approval of actions requiring the approval of a majority of our stockholders. The interests of our management or these investors may not always be aligned with the interests of our other stockholders.

Based on shares outstanding as of June 30, 2005, the funds managed by Morgan Stanley Capital Partners and their affiliates own approximately 19% of our outstanding common stock. The Morgan Stanley Capital Partners funds also have stockholder rights, including rights to appoint directors and registration rights.  As a result, Morgan Stanley Capital Partners and its affiliates hold a substantial voting position in us and may be able to significantly influence our business.

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

SCR-Tech has failed to generate significant new orders for SCR catalyst cleaning and regeneration services, which accounted for approximately 90% of SCR-Tech’s revenues in 2004.  Backlog as of June 30, 2005 for SCR Catalyst and Management Services was approximately $729,000 including $49,500 of deferred revenues.  Backlog as of June 30, 2004 for SCR Catalyst and Management Services was approximately $2,345,000 including $235,000 of deferred revenues.  Even if we obtain significant new orders and backlog, it is unlikely that most of such revenues will be recognized in 2005.  As a result, SCR-Tech will experience a significant decline in revenues resulting in significant losses in 2005 and potentially further significant losses in 2006.  In addition, the termination of the former president of SCR-Tech could negatively impact our SCR management services revenues in the short-term. Although these revenues represented only approximately 10% of SCR-Tech’s revenues in 2004, the ability of SCR-Tech to generate new orders for SCR catalyst cleaning and regeneration services may be significantly dependent on SCR-Tech’s ability to provide SCR management services.  No assurance can be given that SCR-Tech will be able to generate significant SCR management services or an increase in SCR catalyst cleaning and regeneration orders or that SCR-Tech will be profitable in 2005 or in any future period.

Recent management changes at SCR-Tech may adversely affect our overall business.

Hans Hartenstein, the former president of SCR-Tech, was one of the founders of SCR-Tech and was principally responsible for the generation of the business opportunities and for providing SCR management and consulting services for SCR-Tech.  Mr. Hartenstein’s employment with the Company terminated in March 2005.  It is uncertain whether the loss of Mr. Hartenstein’s SCR management and consulting services expertise will adversely impact the ability of SCR-Tech to obtain new orders for SCR catalyst cleaning and regeneration services

William J. McMahon was appointed president of SCR-Tech effective March 21, 2005, and is responsible for reinvigorating the business of SCR-Tech.  Mr. McMahon is a seasoned executive with more than 25 years of experience in the energy and utility industries, but has limited experience specifically associated with SCR Catalyst and Management Services; thus, no assurance can be given that Mr. McMahon will be successful in reinvigorating the business of SCR-Tech. In June 2005, SCR-Tech appointed Robert Deneault as vice president of sales and marketing, and Dr. Howard Franklin as director of technology.  Both Deneault and Franklin are seasoned industry veterans with more than 60 years of combined experience in the power generation industry.  These appointments add depth to SCR-Tech’s management team and strengthen its sales, marketing and technical capabilities. While both individuals have prior experience relating to SCR system operations, they both have limited experience specifically associated with SCR-Tech’s service offerings; thus, no assurance can be given that these recent appointments will result in a positive impact on SCR-Tech’s ability to generate new orders for SCR catalyst cleaning and regeneration services.

As a result of these recent management changes, SCR-Tech may be subject to potential litigation with Mr. Hartenstein and/or his affiliates.  No assurance can be given as to the likelihood or potential outcome of any such litigation.

If SCR-Tech’s financial results do not improve, we may be required to take an impairment charge with respect to the goodwill of SCR-Tech.

If SCR-Tech continues to incur losses, we may determine, in connection with required periodic reviews of the goodwill asset established in connection with the acquisition of SCR-Tech, that the goodwill has become partially or entirely impaired.  If we make such a determination, we would be required to take a charge to earnings thus reducing the equity on our financial statements and our consolidated results of operation would suffer.  This could result in other adverse consequences to the Company, such as potential damage to our business reputation and to the actual or perceived business value or viability of SCR-Tech to third parties, including investors, customers and suppliers.

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

SCR-Tech’s business is subject to potential seasonality.

Because some utilities and independent power producers (“IPPs”) currently operate their SCR units only during the “ozone season” (May 1 – September 30), SCR-Tech’s business may be more limited than if SCR units were required to operate on a continual basis.  The NOx SIP Call was configured to impose a summer ozone season NOx cap over 19 states and the District of Columbia.  During this period, utilities and IPPs seek to operate their SCR catalyst at maximum capacity so as to reduce NOx emissions during this period.  During non-ozone season periods, most operators currently have limited (if any) requirements to run their SCR systems.  Unless and until such regulations are tightened, much of SCR-Tech’s business may be concentrated outside ozone season each year.  This will likely result in less business than if SCR units were required to be operated throughout the year and this also may result in quarters of relatively higher cash flow and earnings and quarters where cash flow and earnings may be minimal.  These potential fluctuations in revenues and cash flow during a year may be significant and could materially impact our quarterly earnings and cash flow.  This may have a material adverse effect on the perception of our business and the market price for our common stock.

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

SCR-Tech is still dependent on Envica.

SCR-Tech has required assistance of an affiliate of one of the former owners of SCR-Tech, ENVICA Kat GmbH (“Envica”), to successfully complete certain contracts.  In addition, SCR-Tech has been relying to a limited extent on the assistance of Envica on various technical and support matters relating to its business.  Although the terms of our acquisition of SCR-Tech provides that Envica will provide continuing intellectual property transfers and training, there can be no assurance that SCR-Tech and its current employees will be ultimately able to successfully operate the business or expand the business.  Further, there can be no assurance that SCR-Tech will not incur significant unanticipated technical problems and costs which could adversely affect SCR-Tech’s business.

SCR-Tech is highly dependent upon the strength of its intellectual property to protect its business.

In addition to the intellectual property risks relating to ongoing dealings with Envica, there can be no assurance the intellectual property acquired by us as part of the acquisition of SCR-Tech will prove sufficient or enforceable or that our activities will not infringe the rights of competitors or other third parties.  The infringement representation and indemnification from SCR-Tech’s sellers to us is short and of limited value.  Further, much of the intellectual property from Envica is in the form of trade secrets, for which patent protection is not available or being sought

SCR-Tech does not own its regeneration facilities and it is subject to risks inherent in leasing the site of its operations.

SCR-Tech does not own its regeneration site; instead it leases it from Clariant Corporation, the U.S. subsidiary of a Switzerland-based public company.  Although we believe the lease terms are favorable, the dependence on Clariant and the site could subject SCR-Tech to increased risk in the event Clariant experiences financial setbacks or loses its right to operate the site upon which SCR-Tech leases property.  This risk is heightened because of the fact the site is a Federal Superfund site (under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), which increases the risks the site ultimately could be shut down or that Clariant will be financially unable to continue its ownership of the site.  It may be difficult to locate to another site on a cost-effective basis, and SCR-Tech’s business could be negatively impacted by any problems with continuing to conduct its operations at its current site.

SCR-Tech could be subject to environmental risks as a result of the operation of its business and the location of its facilities.

The operation of SCR-Tech’s business and the nature of its assets create various environmental risks.  SCR-Tech leases its site for operations at a property listed on the National Priority List as a Federal Superfund site.  Five CERCLA Areas (those areas of concern identified under the CERCLA program) are identified on the property, and while SCR-Tech does not lease any property identified as a CERCLA Area, one such Area has resulted in contamination of groundwater flowing underneath one of the buildings leased by SCR-Tech.  Although SCR-Tech has indemnification from Clariant Corporation for any environmental liability arising prior to the operation of SCR-Tech’s business at the site, there can be no assurance that such indemnification will be sufficient or that SCR-Tech could be protected from an environmental claim from the nature of the site.  In addition, the operation of SCR-Tech’s business involves removal of hazardous wastes from catalyst and the use of significant chemical materials.  As a result, SCR-Tech could be subject to potential liability from such operations.  To-date, the Company has not been identified as a potential responsible party to such environmental risks, nor have any amounts been recorded to accrue for these potential exposures.

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

We are in the very early development stage associated with emissions control solutions for diesel engines.  We do not know when or whether we will successfully complete research and development of a commercially viable product in the diesel OEM, diesel retrofit, or stationary diesel genset markets.  Economic and technical difficulties may prevent us from completing development of products for diesel engines or commercializing those products.  Furthermore, a viable market for our product concept may never develop.  This is further complicated by the limited timeframe we have to develop a diesel retrofit solution to meet immediate market requirements and technology delays which have jeopardized our ability to take advantage of such timeframe.  If demand for our NOx control solutions were to develop in the diesel OEM, diesel retrofit, or stationary genset markets using our NOx control solutions, we likely would face intense competition from various competitors, including large diesel engine OEMs, and we may be unable to compete successfully.  In addition, diesel engine OEMs and other competitors may create technology alternatives that could render our systems obsolete prior to commercialization.  New vehicles with enhanced NOx control systems will be available in 2007.  As a result, owners of diesel engine vehicles may choose to purchase new vehicles or re-power older vehicles as opposed to retrofitting older vehicles to achieve lower NOx emissions.  In light of our delayed product launch and the finite time horizon associated with the diesel retrofit market, we are currently reevaluating our diesel retrofit business strategy.  No assurance can be given that the reevaluation will not result in a decision to terminate this program.  Moreover, we may conclude that the potential return from our investment in the diesel OEM, diesel retrofit, or stationary diesel genset markets does not justify our continued investment in these opportunities.  Further, no assurance can be given that we will not incur substantial expenses to discontinue these business programs, including personnel reduction costs, environmental clean-up and equipment disposal costs, lease termination expenses and other shut-down related costs.

We have only a limited time to take advantage of the retrofit market for diesel engines.

The diesel retrofit market has a limited timeframe, since new diesel engines produced in 2007 and beyond may not need retrofit products.  As older vehicles and other machines using diesel engines are retired from service and replaced with vehicles and other machines using newer diesel engines, the need to retrofit older engines will decline.  Thus, in order to take advantage of the diesel retrofit market, we must develop a solution that can quickly come to market and which results in significant NOx reduction with an economically viable fuel penalty and have it verified to comply with federal and state emissions requirements.  Although preliminary results validate the capability of our XononD fuel processor component to achieve continuous and rapid regeneration of the NOx adsorber catalyst to facilitate high levels of NOx reduction performance while operating in the field, a variety of technical issues associated with other system components that make up the total retrofit solution have been identified during recent testing. As a result of the refinements we will need to make to the product configuration to achieve optimal performance, we do not believe we can achieve our goal of realizing a commercial product launch any earlier than the first quarter of 2007. In light of our delayed product launch and the finite time horizon associated with the diesel retrofit market, we are currently reevaluating our diesel retrofit business strategy.  While we do not believe that the performance issues we have identified are insurmountable, there can be no assurance that we will overcome our technical hurdles or that we will not decide to discontinue our investment in this program.  Even if we pursue continued investment in the program and are successful in developing a diesel engine retrofit solution, our product market window will be limited and decreasing in size as new diesel engines are introduced into the market.  Furthermore, any delays in realizing a commercial launch of our diesel retrofit product increases the potential for competitive technologies to enter the marketplace in advance of us and gain market share.  Further, a successful diesel retrofit solution does not necessarily imply that technology can be employed in the diesel OEM market.

We will be heavily dependent on developing relationships with retrofit integrators in order to enter the diesel retrofit marketplace.

Our diesel retrofit solution does not address a number of significant requirements to enter this market.  We will need to develop relationships with integrators who can procure necessary products and services for our solution, including project management, installation of our solution on mobile, stationary or off-road applications with necessary attachments and system controls and other necessary components.  Since this will be a retrofit as opposed to an OEM product, we will likely not have the assistance of any of the manufacturers of the original equipment to supply our solution.  This may make installation and operation of our diesel retrofit solution more difficult and expensive.  In this regard, we already have experienced a variety of technical difficulties associated with third-party components which is expected to significantly delay our commercial launch of a diesel retrofit solution.  Further, although we may develop appropriate relationships with retrofit integrators, we may find that they are deficient in their abilities to complete system development, manage, market, install and/or sell our solution.

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

Even if our diesel fuel processor is accepted in the diesel markets, if NOx adsorbers for heavy-duty diesel engine applications do not evolve to a state of commercial viability, OEMs will not ultimately adopt our technology.  While NOx adsorbers are in limited commercial use today in medium and light-duty diesel engine applications, a variety of technical hurdles associated with the use of NOx adsorbers in heavy-duty diesel engine applications remain.  Although our diesel fuel processor has the benefit of lessening certain NOx adsorber limitations, significant technological hurdles, including cost, size, durability, operating range and the level of NOx reduction from NOx adsorbers must be overcome to ensure the feasibility of commercializing our diesel fuel processor in combination with a NOx adsorber for heavy-duty diesel engine applications.  The failure of third parties to develop solutions to current NOx adsorber limitations in a timely manner will effectively eliminate our diesel fuel processor from market consideration.  We may not have any ability to significantly influence the resolution of NOx adsorber issues.  Further, a supplier’s failure to develop and supply components in a timely manner or at all, or to develop or supply components that meet our quality, quantity or cost requirements, or our inability to obtain substitute sources of these components on a timely basis or on terms acceptable to us, could harm our ability to manufacture our products. In addition, to the extent that our supply partners use technology or manufacturing processes that are proprietary, we may be unable to obtain comparable components from alternative sources.

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

The size of the diesel retrofit, diesel OEM and stationary diesel genset markets has attracted a number of significant participants.  In the diesel retrofit market, a number of companies have already developed verified NOx reduction solutions in this market, including Cleaire, Clean Air Power, Johnson Matthey, Extengine Transport Systems, STT Emtec and Lubrizol.  In addition, a number of other companies have announced they are developing NOx reduction solutions for the retrofit market, including Clean Air Worldwide, Combustion Components Associates, Converter Technologies Incorporated, ECS, KleenAir Systems, and ROTEC Design Ltd..  Many of these participants have substantially greater resources and credibility than we do in this market.  In the diesel OEM market, there are a number of significant competitors, including Eaton Corporation and Delphi Corporation and the major diesel OEMs such as Cummins, Caterpillar, Detroit Diesel, ITEC and Volvo.  Some of these competitors have announced solutions for the 2007 NOx regulations.  Further, these competitors also have substantially greater resources and credibility than we do in this market.  There can be no assurance that we can successfully compete in either the diesel retrofit or the diesel OEM markets, even if we were to develop a technologically feasible solution to NOx reduction in these markets.

Alternate technologies may provide a more effective solution than our diesel NOx reduction technology.

Even if we are able to develop and commercialize a NOx reduction solution for diesel engines, there can be no assurance that any such solution will be either practical or cost-effective.  Currently, a number of competitors have developed verified NOx control solutions in the diesel retrofit market and a number of competitors have developed announced solutions in the diesel OEM market to comply with the United States 2007 regulations.  These solutions are based on different technology than the basis for our proposed NOx solution, including Clean Diesel Combustion and Low-Temperature Combustion such as Homogenous Charge Compression Ignition.  An additional potential competitive threat may come from proven SCR technology.  We are aware that some European diesel engine OEMs are planning to implement SCR for heavy-duty diesel engine applications in Europe to meet the Euro IV emissions standards beginning in October 2005.  Although we believe our proposed solution, if successful, in either the diesel retrofit or diesel OEM market will constitute a cost-effective and competitive solution, no assurance can be given that alternate technologies will not prove to be more reliable or otherwise more successful in the market.

Failure to successfully demonstrate our technology in field tests could negatively impact demand for our products.

During 2005, we initiated a field demonstration of our diesel retrofit product, and we plan to conduct additional field tests of our other diesel products in the future. We have recently encountered technical problems associated with our diesel retrofit product, specifically related to the performance and integration of various third-party components.  We also may encounter additional technical problems in connection with our diesel products for a number of reasons, including the failure of our technology or the technology of third parties, or our failure to maintain and service our products properly. Many of these potential problems and any resulting commercial delays are beyond our control. Any problem or perceived problem with our field tests could materially harm our reputation and impair market acceptance of, and demand for, our products.

We may not meet our product development and commercialization milestones, which could have a material adverse effect on our operations.

We have established product development and commercialization milestones that we use to assess our progress toward developing commercially viable NOx control solutions for our diesel engine applications. These milestones relate to technology and design improvements as well as to dates for achieving product development goals.  To gauge our progress, we operate, test and evaluate our diesel products under various testing conditions.  If our systems exhibit technical defects or are unable to meet cost or performance goals, including targeted levels of NOx reduction, temperature variability, durability and fuel economy, our commercialization schedule could be delayed and potential purchasers of our initial commercial products may decline to purchase them or choose to purchase alternative technologies. We have in the past failed to achieve announced technical milestones and we cannot be sure that we will successfully achieve our milestones in the future or that any failure to achieve these milestones will not result in potential competitors gaining advantages in our target market.  Failure to meet publicly announced milestones could also have a material adverse effect on our operations.

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

The market for Xonon-equipped gas turbines is dependent on various factors, including those relating to the power generation and energy markets, none of which are under our control.  There has been a significant decline in the demand for gas turbines in recent years as a result of a substantial surplus in energy production capacity in the United States and Canada, a slow to emerge demand for distributed generation which especially impacts demand for small gas turbines, and uncertain supplies of natural gas and corresponding substantial increases in natural gas prices, which have reduced the demand for gas turbines of all sizes.  The number of gas turbines producing between one and 15 MW of power ordered in North America declined from approximately 53 during the 12-month period from June 1999 to May 2000 to 30 during the 12-month period from June 2003 to May 2004.  Regardless of the performance capabilities of our Xonon Cool Combustion system with respect to lowering NOx emissions in gas turbines, if the market for small gas turbines continues to be weak, there will be very limited opportunity for us to sell Xonon Cool Combustion catalyst modules and we may be unable to obtain any return on our prior investment and may never achieve profitability.  As of the date of this filing, it does not appear the market for small gas turbines will increase in any significant manner in the near future.  As a result of the foregoing, as well as historical delays in OEM commercial timelines and lack of OEM funding, we may decide not to continue offering NOx control solutions for the gas turbines business.  Further, if we were to attempt to sell this business, it may not have any significant value, except potentially to an OEM partner.  If there was no buyer, no assurance can be given that we will not incur substantial expenses to discontinue this business program, including personnel reduction costs, environmental clean-up and equipment disposal costs, lease termination expenses and other shut-down related costs.

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

•                  the future price of natural gas and other fuels;

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

Today, we have ongoing programs with only two OEMs, Kawasaki and GE Energy (“GE”), formerly GE Power Systems.  In regard to our Kawasaki program, our product has been commercially available since 2001 on a 1.4 MW Kawasaki GPB15X.  Since its introduction, Kawasaki has completed two fully operational installations of Xonon-equipped gas turbines.  These commercial installations have accumulated more than 28,000 operating hours.  Given the limited number of commercial installations to date and the December 13, 2005 expiration of the Kawasaki agreement, we have no assurance that Kawasaki will continue to market Xonon Cool Combustion systems for their gas turbines or that we will determine that it is not economically viable to continue supplying Xonon products to Kawasaki.

In regard to our GE program, we have been pursuing the incorporation of our Xonon Cool Combustion technology into the 10 MW GE10 gas turbine.  In January 2005, we completed a full-scale engine test with GE during which our technology demonstrated NOx emissions well below our 3 ppm guarantee. We are currently awaiting GE’s decision as to whether to proceed with the program.  There can be no assurance that GE will make a decision to proceed, and even if GE makes such a decision, it may not be on terms which are financially acceptable to us.  Thus, there can be no assurance this program will move forward.  This program still may require significant additional funding and may never result in the commercial launch of a Xonon-equipped GE10.

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

Finally, if GE decided to not pursue commercialization of the GE10 on terms financially acceptable to us, we will consider alternatives to maximize our return on investment in Xonon Cool Combustion, which could include a decision to sell the Xonon Cool Combustion gas turbine business.  There can be no assurance that this business would have any value and we may be required to discontinue our pursuit of the gas turbine business.  In such event, we may incur significant termination expenses, including personnel reduction costs, environmental clean-up and equipment disposal costs, lease termination expenses and other shut-down related costs.

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

The market for emissions reduction technologies is intensely competitive. There are alternative technologies which reduce gas turbine emissions to levels comparable to or lower than Xonon-equipped gas turbines. These technologies include lean pre-mix combustion systems, which are used in conjunction with gas turbine exhaust cleanup systems such as selective catalytic reduction.  The lean pre-mix combustion systems performance have continued to improve, and the SCR systems costs have continued to decline, increasing their competitive position against Xonon-equipped gas turbines.  Lean pre-mix systems are offered by several gas turbine OEMs, each of whom may prefer to use their internally developed emissions reduction technology rather than ours.  There are also a number of companies, universities, research institutions and governments engaged in the development of emissions reduction technologies that could compete with our Xonon Cool Combustion technology.

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

In August 2004, the DOE made a decision to discontinue funded research and development of on-board fuel processing for fuel cell vehicles. This decision was due in part to technological and economical hurdles and in part to the impact of President Bush’s Hydrogen Fuel Initiative, which accelerated the hydrogen technology commercialization decision from 2030 to 2015 thereby lessening the contribution that on-board fuel processing could make as a transitional technology. However, the DOE redirected funding for some of these programs to support stationary and auxiliary power unit fuel processing and other potential applications. Accordingly, we continued to pursue the development of our fuel processing technology for fuel cell applications with a new focus on stationary, auxiliary and back-up power.  However, our DOE contract will end in October 2005, after which time we will no longer receive continued funding from the DOE specific to this program.

While we are currently exploring a variety of new outside funding opportunities for this technology, there can be no assurance that we will be successful in securing such funding to warrant our continued pursuit or investment in the program.  Further, we do not know when or whether we will successfully complete any additional research and development to achieve a commercially viable product.  Economic and technical difficulties may prevent us from completing development of products or commercializing these products.  Furthermore, a viable market for our product concept may never develop.  If a market were to develop, we could face intense competition from large OEMs, as well as companies currently established in the PEM fuel cell business, and may be unable to compete successfully.  In addition, stationary, auxiliary or back-up power equipment manufacturers or PEM fuel cell companies may develop technology alternatives that could render our systems obsolete prior to commercialization.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest have market risk. This means that a change in prevailing interest rates would cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will decline. In an effort to minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds, government and non-government debt securities. The weighted average days to maturity of our investments at June 30, 2005 and December 31, 2004 was less than one year.  Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is required.

The effect of inflation and changing prices on our operations was not significant during the periods presented.  We have operated primarily in the United States and all revenues recognized to date have been in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

ITEM 4.  CONTROLS AND PROCEDURES

(a)          Evaluation of disclosure controls and procedures.  Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, Rob Zack, who currently holds both positions, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 2, 2005, at the Company’s Annual Meeting of Stockholders, a quorum of stockholders of the Company approved the following proposals:  (1) the election of three Class II Directors to each serve a three-year term, and (2) the ratification of the appointment of Ernst & Young LLP to serve as the Company’s independent registered public accountants for the 2005 fiscal year.

The Company’s Board of Directors is divided into three classes, with Directors in each class serving for three-year terms.  Accordingly, not all Directors are elected at each Annual Meeting of Stockholders.  Howard I. Hoffen, Ricardo B. Levy, and David F. Merrion were Directors elected during this year’s Annual Meeting.  The Directors whose terms of office continued after the meeting were Richard A. Abdoo, William B. Ellis, Michael J. Murry, Frederick M. O’Such, Susan F. Tierney, and John A. Urquhart.

The proposals listed below were voted on at the Annual Meeting of Stockholders, and the number of votes cast with respect to each matter and the election of each Director, were as follows:

Proposal No. 1—Election of Directors

Nominee	For	Withheld
Howard I. Hoffen	16,976,575	330,002
Ricardo B. Levy	16,535,766	770,811
David F. Merrion	17,215,403	91,174

Proposal No. 2 – Ratification of Appointment of Independent Registered Public Accountants

For	Against	Abstain
17,288,067	16,528	1,982

In addition, subsequent to the Annual Meeting, we decreased the number of members on our Board of Directors from nine to eight, following the resignation on June 30, 2005 of our former President and CEO Mike Murry.

Item 5.  OTHER INFORMATION

None

Item 6.  EXHIBITS

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

Date: August 12, 2005
CATALYTICA ENERGY SYSTEMS, INC.
(Registrant)

	By:	/s/ ROBERT W. ZACK
Robert W. Zack

President, Chief Executive Officer and Chief Financial Officer
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