Form 10-Q
period 2005-09-30
CATALYTICA ENERGY SYSTEMS INC
filed 2005-11-10
CIK 1053361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  (Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐ No ☒

As of November 7, 2005 there were outstanding 18,139,085 shares of the Registrant’s common stock, par value $0.001, which is the only class of common stock outstanding.

CATALYTICA ENERGY SYSTEMS, INC.

FORM 10-Q

September 30, 2005

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CATALYTICA ENERGY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and nine-months ended September 30, 2005 and 2004

 (In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenues:
SCR catalyst & management services	$427	$1,069	$1,353	$2,019
Research and development	441	873	1,575	2,009
Total revenues	868	1,942	2,928	4,028

Costs and expenses:
Cost of revenues	1,376	1,325	3,738	3,418
Research and development	2,147	1,792	5,672	5,677
Selling, general and administrative	2,308	1,547	5,757	5,017
Total costs and expenses	5,831	4,664	15,167	14,112

Operating loss	(4,963)	(2,722)	(12,239)	(10,084)

Interest and other income	280	186	848	550
Interest expense	(169)	(160)	(489)	(407)

Net loss	$(4,852)	$(2,696)	$(11,880)	$(9,941)

Basic and diluted net loss per share	$(0.27)	$(0.15)	$(0.66)	$(0.56)

Weighted average shares used in computing basic and diluted net loss per share	18,126	17,874	18,018	17,836

See accompanying notes.

CATALYTICA ENERGY SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

at September 30, 2005 and December 31, 2004

(In thousands)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$703	$26,901
Short-term investments	25,487	8,691
Accounts receivable, less allowance of $25 and $30 at September 30, 2005 and December 31, 2004, respectively	1,076	1,222
Inventory	611	474
Prepaid expenses and other assets	346	601
Total current assets	28,223	37,889
Property and equipment:
Land	611	611
Building and leasehold improvements	7,700	9,608
Equipment	9,026	8,842
Less accumulated depreciation and amortization	(10,644)	(11,584)
Total property and equipment	6,693	7,477

Goodwill	4,257	4,257
Other intangible assets	1,454	1,584
Other assets	291	310
Total assets	$40,918	$51,517

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$570	$248
Accrued payroll and benefits	1,230	1,315
Accrued liabilities and other	1,912	1,213
Current portion of long-term debt and other long-term liabilities	1,955	748
Total current liabilities	5,667	3,524

Long-term debt and other long-term liabilities	4,618	5,654
Total liabilities	10,285	9,178

Stockholders’ equity:
Common stock, $0.001 par value; authorized - 70,000 shares; issued and outstanding - 18,139 and 17,890 at September 30, 2005 and December 31, 2004, respectively	18	18
Additional paid-in capital	167,652	167,358
Deferred compensation	(83)	(20)
Accumulated deficit	(136,898)	(125,017)
Accumulated other comprehensive loss	(56)	—
Total stockholders’ equity	30,633	42,339
Total liabilities and stockholders’ equity	$40,918	$51,517

See accompanying notes.

CATALYTICA ENERGY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine-months ended September 30, 2005 and 2004

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(11,880)	$(9,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	883	932
Reserve for exit and reorganization costs	1,297	—
Amortization of investments premium	28	165
Amortization of intangible assets	130	101
Accretion of interest on long-term debt	330	243
Forgiveness of notes receivable from related parties	23	42
Stock based compensation	5	24
Remeasurement of present value of long-term debt	(62)	—
Loss on sale of property and equipment	4	—
Provision for uncollectible accounts	(192)	—
Changes in:
Trade accounts receivable	151	(233)
Inventory	(144)	12
Prepaid expenses and other assets	254	179
Accounts payable	322	(425)
Accrued liabilities and other	(557)	(324)
Net cash used in operating activities	(9,408)	(9,225)

Cash flows from investing activities:
Purchase of business	—	(4,300)
Purchases of investments	(35,625)	(10,164)
Maturities of investments	18,744	19,149
Sale of property and equipment	12	—
Additions to property and equipment	(315)	(296)
Net cash (used in) provided by investing activities	(17,184)	4,389

Cash flows from financing activities:
Collection of notes receivable from employees	187	—
Repayments of long-term debt	(42)	(125)
Proceeds from issuance of capital lease obligations	25	—
Repayments of capital lease obligations	(3)	(5)
Proceeds from the exercise of stock options	74	74
Proceeds from issuance of common stock through stock plans	153	281
Net cash provided by financing activities	394	225

Net decrease in cash and cash equivalents	(26,198)	(4,611)
Cash and cash equivalents at beginning of period	26,901	32,806
Cash and cash equivalents at end of period	$703	$28,195

Additional disclosure of cash flow information:
Deferred compensation for issuance and revaluation of stock options to non-employees	$(8)	$27
Interest paid	$150	$160
Debt assumed for purchase of business	—	$3,133

See accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Significant Accounting Policies

Description of Business.  Catalytica Energy Systems, Inc. (“Catalytica Energy,” “the Company,” “we,” “us” or “our”) provides innovative emissions solutions to ease the environmental impact of combustion-related applications in the power generation and transportation industries.  Through our SCR-Tech, LLC (“SCR-Tech”) subsidiary, we offer a variety of services for coal-fired power plants that use selective catalytic reduction (“SCR”) systems to reduce nitrogen oxides (“NOx”) emissions. These services include SCR catalyst management, cleaning and regeneration, as well as consulting services to help power plant operators optimize their SCR system operation while reducing overall operating and maintenance (“O&M”) costs (collectively “SCR Catalyst and Management Services”). Our business activities also include the design, development, manufacture and servicing of advanced products based on our proprietary catalyst and fuel processing technologies to offer cost-effective solutions for reducing NOx emissions from diesel engines and natural gas-fired turbines. Our Xonon® Diesel Fuel Processing technology is designed to facilitate significant NOx reduction from mobile, stationary and off-road diesel engine applications by improving the performance of NOx adsorber catalyst systems. Our commercially-available Xonon Cool Combustion® system offers a pollution prevention approach that enables gas turbines to achieve ultra-low NOx emissions through a proprietary catalytic combustion process.

Catalytica Energy was in the development stage from inception until February 2004, when the Company acquired SCR-Tech, a company with established commercial operations in the area of NOx control solutions, at which point the Company exited the development stage.

We operate in two business segments, defined as follows.

•                  Catalyst regeneration, cleaning and management services for SCR systems used by utility-scale power generating facilities to reduce NOx emissions – our SCR Catalyst and Management Services segment.

•                  Designing, developing and manufacturing advanced products based on our proprietary catalyst and fuel processing technologies to offer cost-effective solutions for reducing NOx emissions –our Catalyst-Based Technology Solutions segment.

See Note 9 in Notes to Unaudited Consolidated Financial Statements for business segment disclosures.

Unaudited Interim Financial Information.  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 30, 2005.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2005.

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

Revenues related to SCR catalyst cleaning and regeneration services are recognized when the service is completed for each catalyst module.  Customer acceptance is not a criterion of revenue recognition, in that SCR-Tech’s contracts currently provide that services are considered complete upon receipt of testing by independent third parties confirming compliance with contract requirements.   Testing generally occurs three times during a particular customer project –at the beginning of the processing, when approximately one-half of the project has been processed, and upon completion of processing.   A typical customer project may take 30 to 90 days to complete.  Once a successful test result is received from an independent third party, revenues are recognized for each catalyst module processed prior to the receipt of such test results, and revenues are subsequently recognized for each catalyst module as its processing is completed.  As the Company utilizes a consistent methodology and formula for each project, it is unlikely that subsequent testing would not be successful.  Nonetheless, if a subsequent test result were to indicate failure, the Company would cease recognizing revenues on any subsequent modules until new testing evidence confirms successful processing.  We maintain a revenue allowance to provide for any deficient test results that may occur after our initial test.

Due to the nature of the demand for SCR catalyst cleaning and regeneration services, some of our contracts provide for extended payment terms.  In a situation where the project for a customer is complete but the customer is not contractually committed to receive an invoice within the succeeding six months (and subsequent payment is due within 30 days of invoice date), revenues are deferred until the six-month criteria is met.  If the customer contract provides for a deposit or progress payments, we recognize revenues up to the amount invoiced.  Deferred revenues are included in accrued liabilities and other in the accompanying consolidated balance sheets.  Because we perform a service for a customer, no rights of return exist.  The customer is responsible for the removal, transportation and subsequent installation of the SCR catalyst.  Our revenue arrangements do not have any material multiple deliverables as defined in Emerging Issues Task Force (“EITF”) 00-21, “Accounting for Multiple Element Revenue Arrangements”.

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

Accounts Receivable. Accounts receivable consists of trade receivables generated from research and development contracts, trade receivables from SCR Catalyst and Management Services and revenues in excess of billings from SCR Catalyst and Management Services.  Trade receivables are recorded at the invoiced amount.  Payment terms for SCR catalyst regeneration and cleaning services are typically defined in the contract for services rendered.  Revenues may be earned for those services in advance of amounts billable to the customer and are recognized when the service is complete, unless the contract terms will not result in invoice generation within six months from the date of completion of those services.  Revenues recognized in excess of amounts billed are recorded as accounts receivable.  Revenues in excess of billings represented $585,000 and $225,000 of net accounts receivable as of September 30, 2005 and December 31, 2004, respectively.

Inventory.  Catalytica Energy’s inventory consists principally of raw materials and is stated at the lower of cost or market.  Raw materials consist mainly of various precious metals and high temperature foils that are used to make catalyst modules for our gas turbine product and for use in our research and development activities.  Inventory also includes chemicals and precious metals used in our SCR catalyst regeneration process.

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

Goodwill and other intangible assets relate only to the SCMS business segment.  The carrying amounts and related accumulated amortization of goodwill and other intangible assets at September 30, 2005 and December 31, 2004 are as follows (in thousands):

	September 30, 2005		December 31, 2004
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Goodwill	$4,257		$4,257

Other Intangible Assets
Intellectual property	$1,727	$(273)	$1,727	$(144)

Amortization expense of other intangible assets was $130,000 and $101,000 during the nine-month periods ended September 30, 2005 and 2004, respectively.  The Company estimates amortization expense to be approximately $43,000 for the remainder of the fiscal year.  For fiscal years 2006 through 2010, the Company estimates amortization expense will be approximately $173,000 per year.

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

Estimated warranty obligations related to Xonon Cool Combustion modules are based on the number of modules in operation and are recorded as a cost of revenues.  Estimated warranty obligations related to SCR catalyst cleaning and regeneration services are provided for as cost of revenues in the period in which the related revenues are recognized.  Adjustments are made to accruals as warranty claim data and historical experience warrant.  Our warranty obligation may be materially affected by product or service failure rates and other costs incurred in correcting a product or service failure. Should actual product or service failure rates or other related costs differ from our estimates, revisions to the estimated warranty liability would be required.  Accrued warranty liability balances were $156,000 and $135,000 at September 30, 2005 and December 31, 2004, respectively.

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

The revenue cost reserve balance, which is included in accrued liabilities on the accompanying balance sheet, was $121,000 at both September 30, 2005 and December 31, 2004.

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

Note 2. Net Loss per Share

Basic and diluted net loss per share is presented in accordance with SFAS No. 128, “Earnings Per Share.”  The Company’s potentially dilutive securities (stock options) were anti-dilutive for the three and nine-months ended September 30, 2005 and 2004 because the Company incurred a net loss for each of those periods.  Therefore such potentially dilutive securities have been excluded from the computation of weighted-average shares outstanding used in computing diluted net loss per share.  Total potentially dilutive securities outstanding as of September 30, 2005 and 2004 were approximately 2,584,000 and 3,190,000, respectively.  The following table sets forth the computation of basic and diluted net loss per share attributable to holders of common stock (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Numerator for basic and diluted net loss per share - net loss	$(4,852)	$(2,696)	$(11,880)	$(9,941)

Denominator for basic and diluted net loss per share - weighted average shares outstanding	18,126	17,874	18,018	17,836

Basic and diluted net loss per share	$(0.27)	$(0.15)	$(0.66)	$(0.56)

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

Had compensation cost for Catalytica Energy’s stock-based compensation plan for employees and directors been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company’s net loss would have been reported as the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net loss, as reported	$(4,852)	$(2,696)	$(11,880)	$(9,941)
SFAS No. 123 stock-based compensation expense	(182)	(482)	(493)	(1,466)
Pro forma net loss	$(5,034)	$(3,178)	$(12,373)	$(11,407)

Basic and diluted net loss per share	$(0.27)	$(0.15)	$(0.66)	$(0.56)

Pro forma basic and diluted net loss per share	$(0.28)	$(0.18)	$(0.69)	$(0.63)

On August 31, 2005, the Board of Directors approved an amendment to the Company’s 1995 Stock Plan to provide for the grant of restricted stock units under the Plan.  On September 22, 2005, the Board of Directors granted 50,000 restricted stock units (equivalent to 50,000 shares of common stock) to the Company’s chief executive officer which vest on a quarterly basis over 4 years.  Such shares were valued at $1.50 each (market value on the date of grant) and are recorded as deferred compensation in the accompanying consolidated balance sheet as of September 30, 2005.

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

(2)                                  On August 20, 2005, a payment of $725,000 ($875,000, less a $150,000 adjustment related to closing date balance sheet), which was recorded as long-term debt at the present value of the future payment ($660,000).  The Company has withheld such payment pending an evaluation of certain matters in connection with the acquisition of SCR-Tech.  Accordingly, this amount remains outstanding at September 30, 2005.

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

(5)                                  For each of the calendar years 2004 through 2008, certain amounts, if any, based upon the SCR-Tech business attaining certain revenue targets.  No amount was recorded as part of the purchase accounting to reflect these contingent payments as they were not determinable beyond a reasonable doubt.  For the fiscal year ended December 31, 2004, calendar year 2004 revenue targets were not met and, accordingly, no liability was recorded related to calendar year 2004 revenues.  As of September 30, 2005 it was not likely the revenue targets would be achieved during 2005, therefore no liability has been recorded for this provision of the acquisition agreement.

(6)                                  For each of the calendar years 2004 through 2008, certain amounts, if any, based upon the SCR-Tech business attaining certain cash flow targets.  No amount was recorded as part of the purchase accounting to reflect these contingent payments as they were not determinable beyond a reasonable doubt.   For the fiscal year ended December 31, 2004, calendar year 2004 cash flow targets were not met and, accordingly, no liability was recorded related to calendar year 2004 cash flows.  As of September 30, 2005 it was not likely the cash flow targets would be achieved during 2005, therefore no liability has been recorded for this provision of the acquisition agreement.

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

Due to the acquisition of SCR-Tech in February 2004 (see Note 4 of Notes to Unaudited Consolidated Financial Statements), long-term debt bearing an imputed interest rate of 6.3% was recorded consisting of $660,000 (net of imputed interest) due in August 2005 (see Note 4) and $882,000 (net of imputed interest) due in February 2006.  In addition, long-term debt bearing an imputed interest rate of 20% was recorded in the amount of $1,352,000 (net of imputed interest) and payable between 2006 and 2016.

Note 6. Exit and Reorganization Costs.  On September 1, 2005, the Company announced it would be discontinuing its diesel retrofit program and as a result, the Company would be reducing and reorganizing its workforce.  FASB Statement No. 146, “Accounting for Costs Associated with Exit and Disposal Activities”, requires the Company to recognize a liability immediately for personnel costs to be incurred in connection with employees to be terminated within 60 days of such announcement.  Termination costs related to employees to be terminated after that time are to be recognized over the remaining service period of such employees.  As of September 30, 2005, the Company had recorded liabilities of $979,000 ($420,000 included in R&D expenses and $559,000 included in S,G&A for the quarter ended September 30, 2005) of an anticipated total of $1,226,000 of such expenses, with the balance to be recorded in the fourth quarter of 2005.  Of such amount, approximately $400,000 had been paid as of September 30, 2005.  In addition, the Company recognized an impairment in value of certain assets used in its diesel retrofit program of $318,000, which is included in R&D expenses for the quarter ended September 30, 2005.

Note 7. Impact of Recently Issued Accounting Standards.  On December 16, 2004, the FASB issued SFAS Statement No. 123 (revised 2004), “Share-Based Payment” (“Statement 123(R)”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”).  Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for Statement 123(R).  In accordance with the new rule, the accounting provisions of Statement 123(R) will be effective for the Company in the first quarter of fiscal 2006.  Early adoption will be permitted in periods in which financial statements have not yet been issued.  We intend to adopt Statement 123(R) on January 1, 2006, the adoption of which will likely have a significant impact on our results of operations, although it will have no impact on our overall financial position.  The actual impact of adoption of Statement 123(R) on our results of operations cannot be determined at this time because it will depend on levels of share-based payments granted in the future.  However, had we adopted Statement 123(R) in prior periods, the impact of that standard on our net loss and loss per share would have resulted in the approximate amounts noted in the disclosure of pro forma net loss and loss per share in Note 3 to our consolidated financial statements.  Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption to the extent we do not provide a full valuation reserve on such tax benefits.

Note 8. Comprehensive Loss.  The components of comprehensive loss are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net loss	$(4,852)	$(2,696)	$(11,880)	$(9,941)
Other comprehensive loss:
Change in unrealized loss on available-for-sale securities recognized in other comprehensive loss	(14)	—	(56)	—
Comprehensive loss	$(4,866)	$(2,696)	$(11,936)	$(9,941)

The components of accumulated other comprehensive loss are as follows (in thousands):

	September 30,	December 31,
	2005	2004

Unrealized loss on available-for-sale securities	$(56)	$—

Accumulated other comprehensive loss	$(56)	$—

Note 9. Segment Disclosures.  SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. The method for determining what information to report under SFAS No. 131 is based upon the “management approach,” or the way that management organizes the operating segments within the Company, for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. Our CODM is our Chief Executive Officer.

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

Inasmuch as our SCMS segment evolved from the acquisition of SCR-Tech on February 20, 2004, the SCMS segment information below for the nine-months ended September 30, 2004 represents operating results for the period from February 21, 2004 through September 30, 2004.

The following table presents information about our reportable operating segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Total revenue
CBTS	$441	$873	$1,575	$2,009
SCMS	427	1,069	1,353	2,019
Consolidated	$868	$1,942	$2,928	$4,028

Operating income/(loss)
CBTS	$(4,238)	$(2,953)	$(10,691)	$(10,142)
SCMS	(725)	231	(1,548)	58
Consolidated	$(4,963)	$(2,722)	$(12,239)	$(10,084)

Depreciation and amortization (1)
CBTS	$239	$250	$692	$793
SCMS	109	104	321	240
Consolidated	$348	$354	$1,013	$1,033

Capital expenditures
CBTS	$24	$80	$199	$275
SCMS	14	21	116	21
Consolidated	$38	$101	$315	$296

(1)          Depreciation of fixed assets and amortization of intangible assets.  Operating loss, excluding this depreciation and amortization, constitutes EBITDA by segment which is the basis of evaluation used by the Chief Operating Decision Maker.

Total assets classified by the Company’s two reportable segments are shown below (in thousands):

	September 30,	December 31,
	2005	2004
Total assets
CBTS	$32,848	$43,115
SCMS	8,070	8,402
Consolidated	$40,918	$51,517

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

Forward-looking statements in this report may include, but are not limited to:

•             statements regarding our market opportunities and the growth of the market for our solutions, including our consideration of alternatives such as exiting or selling any non-performing businesses

•             our business strategies and plan of operations

•             our aim to secure strategic partnerships within the diesel industry to further develop and commercialize our XFP for new engine applications

•             our competitive advantage in the marketplace

•             the nature and level of competition for our solutions

•             the efficiency of our solutions

•             the cost-effectiveness of our solutions

•             our commitment to funded research programs

•             our intention to pursue continued development of our diesel genset solution only to the extent funded by outside parties on terms that are financially acceptable to us

•             the level of research and development by original equipment manufacturer (“OEM”) partners

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

•             the value of our intellectual property and effectiveness of our patent portfolio

•             the ability of our management to adapt to changing circumstances

•             our relations with employees

•             the cost of ultra-low emissions technology and its effects

•             the uniqueness of Xonon Cool Combustion and our belief that the Xonon Cool Combustion product is the only commercially available pollution prevention technology proven to achieve NOx emissions of less than 3 parts per million

•             our ability to design Xonon Cool Combustion for different gas turbine models

•             our ability to broaden the range of uses of gas turbines through the use of Xonon Cool Combustion

•             the applicability of our solutions to different gas turbine and diesel engine applications

•             statements regarding the successful development and market potential of our diesel products

•             statements regarding the effect of discontinuing our diesel retrofit program

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

•             statements regarding the likelihood of various earn-out and other payment contingencies associated with our acquisition of SCR-Tech

•             our ability to manage SCR-Tech

•             the role of catalyst regeneration in the catalyst replacement market

•             the effect of the acquisition of SCR-Tech

•             first-mover advantage for SCR-Tech

•             our investment and focus in research and development efforts

•             sources, amounts and variability of our revenues and the timing of revenue recognition

•             our use of earnings and payment of cash dividends

•             our ability to generate cash and the sufficiency of existing cash and cash equivalents

•             our anticipated total cash consumption for the fiscal year ending December 31, 2005

•             our belief that EBITDA approximates cash generated from our operations

•             our expectations as to the allocation of capital resources

•             our belief that we will not have sufficient capital to achieve break-even operations if we continue developing our other diesel emission reduction solutions

•             statements regarding our funding requirements and potential sources of funding

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

•             our anticipated SG&A and capital expenditures

•             the impact of interest income and expense

•             predictions as to when we may incur material income taxes

•            critical accounting policies

•            our intention to seek opportunities to consolidate our facilities

•            our belief that our industry has a significant amount of patent activity

•            our expectations that the Sarbanes-Oxley Act of 2002 and new rules subsequently implemented by the Securities and Exchange Commission and NASDAQ will further increase our legal and financial compliance costs

•            our belief that the lease terms for SCR-Tech regeneration site are favorable

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

We provide innovative emissions solutions to ease the environmental impact of combustion-related applications in the power generation and transportation industries.  Through our SCR-Tech subsidiary, we offer a variety of services for coal-fired power plants that use selective catalytic reduction (“SCR”) systems to reduce nitrogen oxides (“NOx”) emissions. These services include SCR catalyst management, cleaning, and regeneration, as well as consulting services, to help power plant operators optimize their SCR system operation while reducing overall operating and maintenance costs (collectively “SCR Catalyst and Management Services”).  Our business activities also include the design, development, manufacture and servicing of advanced products based on our proprietary catalyst and fuel processing technologies to offer cost-effective solutions for reducing NOx emissions from diesel engines and natural gas-fired turbines.  Our commercially-available Xonon Cool Combustion system offers a breakthrough pollution prevention approach that enables gas turbines to achieve ultra-low NOx emissions through a proprietary catalytic combustion process.

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

Our SCR-Tech subsidiary is based in Charlotte, North Carolina and offers catalyst management services including cleaning, rejuvenation and regeneration, as well as consulting services, to help power plant operators optimize their SCR system operation while reducing O&M costs.   SCR-Tech’s customer base includes some of the largest utilities and independent power producers (“IPPs”) in the U.S.  SCR-Tech provides catalyst regeneration services by means of patented processes that can restore the activity level of used SCR catalyst for significantly less cost than purchasing a new catalyst. SCR-Tech is the only company in North America currently operating a commercial catalyst regeneration facility and offering catalyst regeneration in addition to cleaning and rejuvenation.  SCR-Tech also offers SCR system management and consulting services relating to system operation and tuning, efficiency optimization, O&M cost reduction, catalyst specification and performance testing.

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

We are currently developing our core diesel fuel processing technology for two applications:

•            Diesel OEM solution for new mobile engine applications

•            Diesel generator set (“genset”) solution for stationary diesel engine applications

Our diesel OEM solution, XFP™, is being designed to facilitate a greater than 90% reduction in NOx with minimal fuel penalty as a means for diesel engine OEMs to meet the most stringent impending NOx emission regulations for new, over-the-road diesel engine applications.  We aim to secure strategic partnerships within the diesel industry to further develop and commercialize our XFP for new engine applications.  In line with this objective, test activities and demonstration projects continue to be currently underway with diesel engine manufacturers, industry suppliers and system integrators who are evaluating our NOx reduction approach for the OEM market.

Our diesel genset solution, XEC90™, is being designed to offer a cost-effective, bolt-on solution that facilitates a greater than 90% reduction in NOx as a means for end-users to operate their stationary power sources for extended periods of time while maintaining compliance with increasingly stringent emissions regulations.  In December 2004, we completed a 100-hour engine test of our fuel processor-driven NOx adsorber catalyst system, which successfully demonstrated a greater than 90% reduction in NOx while operating on a full-scale 8.3 liter diesel generator set rated at 160 kW.  Despite the favorable results achieved in this initial engine demonstration, the results of a recent market study indicate that the market for our XEC90™ solution is highly segmented with differing value propositions across the different segments.  In light of this new information, and consistent with our ongoing commitment to prudently manage our capital, we intend to pursue continued development of our diesel genset solution only to the extent funded by outside parties on terms that are financially acceptable to us.  In this regard, we have identified and continue to pursue a variety of third party funding opportunities for continued technology development and field development activities.

We also offer NOx control solutions for gas turbines.  We have commercialized and are marketing Xonon Cool Combustion, a pollution prevention technology that enables natural gas-fired turbines to achieve ultra-low emissions power production through a proprietary catalytic combustion process.  We believe our Xonon Cool Combustion product is the only commercially available pollution prevention technology proven to achieve ultra-low NOx emissions of less than 3 parts per million (“ppm”) during combustion.  Our Xonon Cool Combustion system is integrated within a gas turbine, replacing the conventional flame-based combustion system with a catalytic process that combusts fuel at temperatures below the threshold at which any significant NOx forms.

Our Xonon Cool Combustion system is commercially available today as part of the GPB15X generator package manufactured by Kawasaki Gas Turbines-Americas (“Kawasaki”), which features a 1.4 MW Xonon-equipped M1A-13X gas turbine.  To date, four Xonon-equipped GPB15X units have been installed at customer sites. Kawasaki has shipped two additional commercial Xonon-equipped GPB15X generator packages for other customer sites in both California and in the Northeast, which are pending installation.  In September 2005, we elected to terminate our Xonon Module Supply Agreement with Kawasaki effective December 13, 2005, having determined that there was no business or financial justification to continue the agreement under its current terms.

We have worked with GE Energy (“GE”), formerly known as GE Power Systems, to adapt our Xonon Cool Combustion system to the 10 MW GE10 gas turbine.  In the first quarter of 2005, we successfully completed full-scale, on-engine tests of a Xonon-equipped GE10 single-shaft gas turbine at the GE test facilities in Florence, Italy.  The positive results achieved in these tests included demonstration of NOx emissions consistently below 3 ppm over a range of operating conditions, and below 1 ppm at base-load.  However, based upon current market conditions, we and GE currently are reevaluating our relationship and may elect to discontinue further development of Xonon for the GE10.  As previously stated, we remain committed to advancing Xonon Cool Combustion development and commercialization activities only to the extent funded by OEM partners on terms that are financially acceptable to us.  As of the date of this filing, we have received no indication of any such funding commitment.

In view of our recent termination of the Xonon Module Supply Agreement with Kawasaki, the potential for discontinuing further development of Xonon for the GE10, and an internal shift in product development priorities to market opportunities that we believe yield greater promise, we currently are exploring strategic alternatives for our Xonon Cool Combustion business for gas turbines.

We conduct our business through the following two business segments:

•                  Catalyst regeneration, cleaning and management services for SCR systems used by utility-scale power generating facilities to reduce NOx emissions – our SCR Catalyst and Management Services segment.

•                  Designing, developing and manufacturing advanced products based on our proprietary catalyst and fuel processing technologies to offer cost-effective solutions for reducing NOx emissions – our Catalyst-Based Technology Solutions segment.

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

Due to the nature of the demand for SCR catalyst cleaning and regeneration services, some of our contracts provide for extended payment terms.  In a situation where the project for a customer is complete; but the customer is not contractually committed to receive an invoice within the succeeding six months (and subsequent payment is due within 30 days of invoice date), revenues are deferred until the contractual invoice date.  If the customer contract provides for a deposit or progress payments, we recognize revenues up to the amount invoiced.  Because we perform a service for a customer, no rights of return exist.  Generally, the customer is responsible for the removal, transportation and subsequent installation of the SCR catalyst.  Our revenue arrangements do not have any material multiple deliverables as defined in Emerging Issues Task Force (“EITF”) 00-21, “Accounting for Multiple Element Revenue Arrangements”.

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

Results of Operations

The following summary presents the results of operations by comparable period for the three and nine-months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change	2005	2004	Change

Revenues:
SCR catalyst & management services	$427	$1,069	$(642)	$1,353	$2,019	$(666)
Research and development	441	873	(432)	1,575	2,009	(434)
Total revenues	868	1,942	(1,074)	2,928	4,028	(1,100)

Costs and expenses:
Cost of revenues	1,376	1,325	51	3,738	3,418	320
Research and development	2,147	1,792	355	5,672	5,677	(5)
Selling, general and administrative	2,308	1,547	761	5,757	5,017	740
Total costs and expenses	5,831	4,664	1,167	15,167	14,112	1,055

Operating loss	(4,963)	(2,722)	(2,241)	(12,239)	(10,084)	(2,155)

Interest and other income	280	186	94	848	550	298
Interest expense	(169)	(160)	(9)	(489)	(407)	(82)

Net loss	$(4,852)	$(2,696)	$(2,156)	$(11,880)	$(9,941)	$(1,939)

Comparison of the three and nine-month periods ended September 30, 2005 and 2004

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

We expect to continue to pursue funded research programs, but only if we believe these programs could lead to commercial products.  Most of our R&D contracts are subject to periodic review by our funding partners, which may result in modifications to project scope, termination of funding, or schedule delays. We cannot ensure we will continue to receive R&D funding.  In return for funding development, collaborative partners may receive certain rights in the commercialization of any resulting technology, including royalty payments on future sales (see “-Other Commitments”).  The timing of revenues from R&D contracts varies from year to year, and from contract to contract, based upon the terms agreed to by us and the customer or funding party.  Due to the project-based nature of our revenues, period-to-period comparisons are not necessarily meaningful and should not be relied upon as indications of future performance.

The decrease in SCR Catalyst and Management Services revenues during the three-month period ended September 30, 2005 compared to the corresponding period of 2004 results primarily from the completion of one contract which comprised substantially all of such revenues in the 2004 period ($928,000) partially offset by a new contract with a different customer in 2005 which was only partially recognizable as of September 30, 2005 ($315,000).  The decrease in R&D revenues was primarily the result of our completion in 2005 of Phase I of a stationary diesel program which began in 2004 ($336,000) combined reduced funding in 2005 resulting from the winding down of a program focused on developing a fuel processing system for Proton Exchange Membrane (“PEM”) fuel cells ($80,000).

The decrease in SCR Catalyst and Management Services revenues during the nine-month period ended September 30, 2005 compared to the corresponding period of 2004 results primarily from the completion of two large contracts in the 2004 period ($1,589,000) partially offset by a new contract completed in 2005 ($504,000) and another new contract which was only partially recognizable as of September 30, 2005 ($315,000).  The decrease in R&D revenues was primarily the result of our completion in 2005 of Phase I of a stationary diesel program which began in 2004 ($336,000) combined with reduced funding associated with our fuel processing for PEM fuel cells program ($307,000) and our gas turbine program ($63,000) in 2005.  These decreases were partially offset by funding in 2005 associated with a diesel retrofit on-road testing program ($224,000) and an increase in funding for our diesel OEM programs ($70,000).

We anticipate 2005 revenues will be significantly less than 2004 revenues.  With respect to SCR Catalyst and Management Services, revenues will likely be less due to a combination of factors, including our limited backlog during the first three quarters of 2005, lengthy sales cycles, market conditions, competitive pressures, and the disruption early in the year of our business resulting from changes in SCR-Tech’s senior management.  Backlog, which is defined as firm written commitments for work to be performed, as of September 30, 2005 for SCR Catalyst and Management Services was approximately $1,818,000 including $335,000 of deferred revenue.  Backlog as of September 30, 2004 for SCR Catalyst and Management Services was approximately $1,802,000, including $244,000 of deferred revenues.  While we have made progress over the past several months in securing new orders and backlog, we will not be able to recognize revenues in 2005 from these new orders which will allow us to reach 2004 revenue levels.  Further, with respect to revenues generated from R&D contracts, the DOE Fuel Processor program, which has been a significant revenue contributor in each of the last three years (including $1,800,000 in 2004 and $1,126,000 during the nine-months ended September 30, 2005), is ending in the fourth quarter of 2005.  We have identified potential new funding sources for both our fuel processing for PEM fuel cells program and our diesel emissions reduction programs; however, we have not yet secured funding from those sources and the availability of such funding is not certain.

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

The increase in the cost of revenues during the three-month period ended September 30, 2005, compared to the corresponding period of 2004 resulted from an increase in the cost of sales for SCR Catalyst and Management Services of $165,000 due to the increased cost of chemicals used for catalyst regeneration, partially offset by a decrease in the cost of government and OEM funded R&D programs of $114,000.

The increase in cost of revenues during the nine-month period ended September 30, 2005, compared to the corresponding period of 2004, resulted from an increase in the cost of sales for SCR Catalyst and Management Services of $540,000 due primarily to the increased cost of chemicals used for catalyst cleaning and regeneration, partially offset by a decrease in the cost of government and OEM funded R&D programs of $219,000.

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

The increase in R&D expenses during the three-month period ended September 30, 2005, compared to the corresponding period of 2004 results primarily from $420,000 in personnel-related charges and $318,000 in impairment charges in 2005 associated with the Company’s discontinuation of its diesel retrofit program and resulting reorganization, combined with fewer costs being incurred on billable programs and charged to cost of revenues, as those programs were winding down in 2005.  These costs were partially offset by decreases in lab supplies, contract engineering, salaries and other personnel costs and facilities costs as a result of cost reduction efforts implemented in late 2004.

R&D expenses during the nine-month period ended September 30, 2005 include $420,000 in personnel related charges and $318,000 in impairment charges in 2005 associated with the Company’s discontinuation of its diesel retrofit program and resulting reorganization and fewer costs being incurred on billable programs and charged to cost of revenues.  Excluding these charges, the decrease in the 2005 period compared to the corresponding period of 2004 resulted from decreases in lab supplies, contract engineering, salaries and other allocated personnel costs and facilities costs as a result of cost reduction efforts implemented in late 2004.

Dependent upon classification as externally or internally funded, R&D expenses may be reported as cost of revenues.  Total R&D expenses, including those classified as cost of revenues, were $7,463,000 and $7,689,000, for the nine-months ended September 30, 2005 and 2004, respectively.

We expect total R&D expenses, including cost of revenues relating to government and OEM funded R&D contracts, will remain relatively flat during the year ending December 31, 2005 compared to 2004.  We expect the majority of our research and development efforts in fiscal 2005 will be focused on our diesel emission reduction programs.

Selling, General and Administrative (“SG&A”) Expenses.  SG&A includes compensation, benefits and related costs of corporate functions, which include management, business development, marketing, human resources, sales and finance, and un-allocated facilities and IT costs.

The increase in SG&A during the three-month period ended September 30, 2005, compared to the corresponding period of 2004 resulted primarily from $559,000 in personnel-related charges in 2005 taken in connection with the Company’s discontinuation of its diesel retrofit program and resulting reorganization combined with fewer personnel-related costs being allocated to R&D.

The increase in SG&A during the nine-month period ended September 30, 2005, compared to the corresponding period of 2004, resulted primarily from the following $559,000 in personnel-related charges in 2005 taken in connection with the Company’s discontinuation of its diesel retrofit program and resulting reorganization, a $200,000 increase resulting from including expenses associated with SCR-Tech for a full nine-months in 2005, a $155,000 favorable adjustment to a decommissioning reserve in 2004, and a $200,000 increase in outside consultant services related to management projects and recruiting, Sarbanes-Oxley compliance, and other audit and tax work.  These expenses were partially offset by the collection of a $186,000 note receivable and related interest in 2005 which had been fully reserved for in prior periods due to uncertainty as to the note’s collectiblity and a $171,000 decrease in the provision for incentive compensation based on delays expected to be encountered in certain program milestones.

Interest and Other Income.  Interest income is generated from money market and short-term investments.  Other income consists of rental income generated from leasing certain portions of our Gilbert, Arizona building.

The increases in interest and other income during both the three- and nine-month periods ended September 30, 2005, compared to the corresponding periods of 2004 result from improved yields on money market and short-term investments.

Although our cash, cash equivalents and short-term investments have continued to decline as a result of our ongoing use of such funds to fund operations, the improved yields on money market and short-term investments has offset this decline such that interest income during the year ending December 31, 2005 should continue to exceed that earned in 2004.

Interest Expense. Interest expense includes amounts incurred under long-term debt and capital lease obligations.

Interest expense during the nine-months ended September 30, 2005 was higher than the corresponding period of 2004, primarily due to recording a full nine months of accretion of imputed interest on future payments resulting from the SCR-Tech purchase in 2005, compared to only seven months during the corresponding 2004 period.

Income Taxes.  No benefit from income taxes was recorded on the losses incurred during the three and nine-month periods ended September 30, 2005 and 2004 because the expected benefit, computed by applying statutory tax rates to the net loss, was offset by an increase in the valuation allowance for deferred tax assets due to the uncertainty of future taxable income that would allow us to realize deferred tax assets generated from our losses.   We do not believe we will incur any material income taxes in the foreseeable future.

Liquidity and Capital Resources

Historical Capital Position and Usage

Prior to our spin-off in December 2000, Catalytica, Inc. made a $50.0 million cash investment in the Company. Additionally, in August 2001, we received net proceeds of $47.7 million from a public offering of our common stock. Through September 30, 2005, approximately 74% of the proceeds from the capital contribution and our public offering have been used to fund our ongoing research and development efforts associated with our diesel emissions reductions solutions and the commercialization of our Xonon Cool Combustion technology for gas turbine applications, the purchase of our commercial manufacturing and administrative facility in Gilbert, Arizona and other capital expenditures, the purchase of SCR-Tech, funding our continuing losses, and for general corporate purposes. The remaining funds are invested in commercial and government short-term paper.

 The following table presents balances and changes in cash, cash equivalents and short-term investments for the nine-month periods ended September 30, 2005 and 2004 (in thousands):

	Nine months ended
	September 30,
	2005	2004

Ending balance of cash, cash equivalents and short-term investments	$26,190	$38,921

Net decrease in cash, cash equivalents and short-term investments	$(9,402)	$(13,761)

 Our net decrease in cash, cash equivalents and short-term investments (“Cash Consumption”) was approximately $9.4 million for the nine-months ended September 30, 2005.  The following amounts comprised the decrease of approximately $9.4 million, or 26.4%, in cash, cash equivalents and short-term investments during the nine-months ended September 30, 2005:

• $11.2 million related to loss before interest, taxes, depreciation and amortization (“EBITDA”), summarized in the following table (in thousands).  We elect to use EBITDA in our analysis of Cash Consumption as we believe it approximates cash generated from our operations and, as a result, we believe it to be more useful to investors:

Net loss		$11,880

Less:	Interest expense	(489)
	Depreciation of property and equipment	(883)
	Amortization of intangible assets	(130)

Plus:	Interest and other income	848

	EBITDA	$11,226

• $(.9) million charge for exit and reorganization activities, net of cash expended;

• $(.7) million interest income;

• $(.2) million decrease in working capital and other.

Our Cash Consumption was approximately $13.8 million for the nine-months ended September 30, 2004.  The following amounts comprised the decrease of approximately $13.8 million, or 26.1%, in cash, cash equivalents and short-term investments during the nine-months ended September 30, 2004:

• $9.1 million related to EBITDA loss, summarized as follows (in thousands):

Net loss		$9,941

Plus:	Interest expense	(407)
	Depreciation of property and equipment	(932)
	Amortization of intangible assets	(101)

Less:	Interest and other income	550

	EBITDA	$9,051

• $4.1 million of costs related to the SCR-Tech acquisition, including cash paid as part of the acquisition, transaction and integration costs, and payments for the completion of certain training and transfer of certain intangible assets (see Note 4 of Notes to Unaudited Consolidated Financial Statements);

• $.2 million of interest expense paid in cash;

• $.4 million increase in working capital and other.

In connection with our purchase of SCR-Tech in February 2004, we incurred several contingent liabilities.  We believed the contingencies associated with the Acquired Asset Payments would be met and, therefore, such Acquired Asset Payments would be made in full.  Accordingly, this contingent liability was recorded at the present value of its estimated future payment amount.  Since Hans Hartenstein, the former president of SCR-Tech, is no longer employed by the Company, the contingencies associated with the Contingent Employment Payments will not be met.  As a result, this payment obligation has been extinguished.  Given the revenues and cash flow levels and certain limitations associated with the earn-out payments, we do not believe that these payments are likely to be made.  Moreover, even if such payments are made, we do not believe such payments would have a material adverse impact on cash flow or liquidity.  Accordingly, we have not recorded any earn-out contingent liability.

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

In September 2005, we announced plans to restructure our operations and reallocate resources with an emphasis on improving financial performance and extending our reserves of cash, cash equivalents and short-term investments (collectively referred to as “cash”) to better position the Company to achieve its long-term commercial goals and growth objectives.  In this regard, we have taken actions designed to reduce our cash consumption by discontinuing certain business activities, reducing our workforce, and exploring opportunities to realize increased value from our diverse asset and technology base.   As part of our restructuring activities, we elected to terminate our mobile diesel retrofit program in light of recently uncovered technical issues associated with our mobile diesel retrofit product and the resulting delays in our prospects for realizing a commercial launch.  We have also begun to reduce our workforce, and expect to reduce our headcount from 73 employees at the beginning of the third quarter to approximately 45 employees, by December 31, 2005.  This initial reduction in force is likely to be followed by additional reductions in the first half of 2006 as we work towards achieving a more streamlined organization.  As a result, we have incurred and expect to continue incurring various expenses associated with our restructuring activities and termination of our mobile diesel retrofit program, and we no longer have the prospects for realizing any future sales revenues from our diesel retrofit program.

We believe our available cash, cash equivalents and short-term investments in the amount of $26.2 million as of September 30, 2005 will provide sufficient capital to fund operations as currently conducted until at least December 31, 2006.  As part of our restructuring initiatives, we expect to continue to evaluate our ongoing research and development activities, product and service offerings and associated market opportunities, and may consider alternatives such as exiting or selling any non-performing businesses as well as exploring opportunities to license certain technologies and other strategic transactions that we believe could positively impact shareholder value.  Accordingly, our current operating plans through fiscal 2006 are currently under review.  However, these plans may include further developing our diesel emissions reduction solutions, realizing value from our Xonon Cool Combustion system for gas turbine applications, meeting payment obligations related to the SCR-Tech acquisition, expanding our SCR Catalyst and Management Services business, and developing other potential products.  Even with the recent termination of our diesel retrofit program, and our restructuring activities, we do not believe we will have sufficient capital to achieve break-even operations if we continue developing our other diesel emissions reduction solutions.

We anticipate total Cash Consumption, including restructuring charges, of between $12.5 million and $14.0 million for the year ending December 31, 2005, exclusive of a $725,000 SCR-Tech acquisition-related payment, primarily associated with the continued development of our emissions control solutions for diesel engine applications and for SG&A.  The amount of capital required to complete our development programs is highly uncertain and depends on numerous factors, including the possibility of unforeseen technical issues associated with our ongoing development of Catalyst-Based Technology Solutions, the nature of partner participation and the amount and timing of any capital or technical contributions from such partners, the ability of third party suppliers to develop certain components in a timely manner, market and industry demands and requirements, and the cost of required regulatory reviews and approvals.  Specifically, if we decide to continue pursuing stationary diesel genset solutions, we believe total additional development costs for our stationary diesel genset solutions will be in the range of $5.0 to $10.0 million.  If we decide to continue pursuing our diesel OEM solution for new, over-the-road engine applications, we believe total additional development costs for our diesel OEM solution will likely be in excess of $10.0 million.  With respect to our gas turbine business, we remain committed to advancing Xonon Cool Combustion development and commercialization activities only to the extent funded by OEM partners on terms that are financially acceptable to us.   As of the date of this filing, we have received no indication of any such funding commitment.  Although we are seeking to avoid incurring significant additional expenses for development work on our Xonon Cool Combustion product for small gas turbines, if GE or any other OEM elects to use our technology on a gas turbine platform on terms that are acceptable to us, we likely will incur additional development expenses.  The nature and amount of any such expenses cannot be determined at this time and would depend on the nature of the products using our Xonon Cool Combustion system.

Because our SG&A expenses have been in excess of $6 million per year, and, although reduced as a part of our recent restructuring, are expected to continue to be significant under our current business strategy, any delay in product development or commercial product launches will result in us continuing to incur significant SG&A expenses without corresponding revenues.  In addition, because we are a public company subject to the compliance requirements and corresponding costs relating to the Federal securities laws, it is difficult to reduce such expenses without substantially curtailing our operations.  Our liquidity will continue to be impacted by these expenses as long as we are subject to such requirements.

Given the uncertainty as to the specific amounts and timing of our required capital expenditures and other Cash Consumption, as well as the uncertainty related to our commercialization efforts with respect to our diesel emissions reduction solutions and our Xonon Cool Combustion product for gas turbine applications, our current cash, cash equivalents and short-term investments, along with any cash generated from operations, may not be sufficient to fund our operations through fiscal 2006 as is currently expected.  If our overall Cash Consumption in fiscal 2005 and 2006 exceeds our current expectations because of higher capital expenditures, increased costs of development or commercialization, lower than anticipated revenues from SCR-Tech, lower government and third-party funding, higher SG&A expenditures or for any other reason, we may be required to raise additional capital to continue our operations as presently planned, significantly curtail our business operations. and/or change our strategic direction.  In addition, we may enter into acquisitions or strategic arrangements which could require the use of cash, reducing our available capital prior to December 31, 2006, or which could require additional equity or debt financing.  Moreover, the integration and operation of any business acquired could require significant expenditures that materially and adversely impact our liquidity and capital resources.  In this regard, our recent acquisition of SCR-Tech requires significant cash outlays for acquisition-related payments and currently requires, and may in the future require, cash outlays to fund operations.

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

Beyond December 31, 2006, our cash requirements will depend on many factors, including the level of growth, if any, in the small gas turbine market, the market acceptance of our products, the ability of our diesel OEM product to achieve market acceptance and commitment from significant industry participants, the timing and level of development funding from private and government sources, the ability of SCR-Tech to generate significant cash flow, the rate of expansion of our sales and marketing activities, the rate of expansion of our manufacturing capacity, and the timing and extent of research and development projects.

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

As part of our restructuring activities, we currently are downsizing our operations and intend to seek opportunities to consolidate our facilities with the objective of further reducing our overhead.  This could include the potential for selling or leasing our Gilbert, Arizona building and relocating certain of our engineering and manufacturing operations to our Mountain View, California facility.

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

We incurred losses of $13,269,000, $14,399,000 and $17,874,000 for the years ended December 31, 2004, 2003 and 2002, respectively, and incurred losses of $11,880,000 and $9,941,000 for the nine-months ended September 30, 2005 and 2004, respectively.  As of September 30, 2005, we had an accumulated deficit of $136,898,000 and had not yet recorded significant revenues from commercial sales apart from revenues contributed by SCR-Tech, a business we acquired in 2004. We expect to continue to incur net losses for the foreseeable future and these losses are likely to be significant.   There can be no assurance we will ever reach or sustain profitability.

We may need significant additional capital to complete our product development and commercialization plans or achieve profitability, and we may be unable to raise additional capital.

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

Our net decrease in cash, cash equivalents and short-term investments (“Cash Consumption”) was $9,402,000 for the nine-months ended September 30, 2005, compared to Cash Consumption of $13,761,000 for the nine-months ended September 30, 2004, which included approximately $4.1 million of SCR-Tech acquisition-related expenses.  We expect total Cash Consumption of between $12.5 and $14.0 million in 2005, exclusive of a $725,000 SCR-Tech acquisition-related payment, as well as significant Cash Consumption thereafter.  We believe our available cash, cash equivalents and short-term investments in the amount of $26.2 million as of September 30, 2005 will provide sufficient capital to fund operations as currently conducted until at least December 31, 2006.  Our current operating plans through fiscal 2006 are currently under review and may include further developing our diesel emissions reduction solutions, realizing value from our Xonon Cool Combustion system for additional gas turbine applications, meeting payment obligations related to the SCR-Tech acquisition, expanding our SCR-Tech Catalyst and Management Services business, and developing other potential products.

The amount of capital required to complete our development programs is highly uncertain and depends on numerous factors, including technical issues associated with our ongoing development of Catalyst-Based Technology Solutions, the nature of partner participation and the amount and timing of any capital or technical contributions from such partners, the ability of third party suppliers to develop certain components in a timely manner, market and industry demands and requirements, and the cost of required regulatory reviews and approvals.  As a result of the termination of our mobile diesel retrofit program in September 2005, it is possible that any other diesel solution we pursue may require substantial additional capital expenditures beyond our current estimates.  With respect to our gas turbine business, we remain committed to advancing Xonon Cool Combustion development and commercialization activities only to the extent funded by OEM partners on terms that are financially acceptable to us.   As of the date of this filing, we have received no indication of any such funding commitment.  Although we are seeking to avoid incurring significant additional expenses for development work on our Xonon Cool Combustion product for small gas turbines, if GE or any other OEM elects to use our technology on a gas turbine platform on terms that are acceptable to us, we likely will incur additional development expenses.  The nature and amount of any such expenses cannot be determined at this time and would depend on the nature of the products using our Xonon Cool Combustion system.

Because our SG&A expenses have been in excess of $6 million per year, and, although reduced as a part of our recent restructuring, are expected to continue to be significant under our current business strategy, any delay in product development or commercial product launches will result in us continuing to incur significant SG&A expenses without corresponding revenues.  In addition, because we are a public company subject to the compliance requirements and corresponding costs relating to the Federal securities laws, it is difficult to reduce such expenses without substantially curtailing our operations.  Our liquidity will continue to be impacted by these expenses as long as we are subject to such requirements.

Given the uncertainty as to the specific amounts and timing of our required capital expenditures and other Cash Consumption, as well as the uncertainty related to our commercialization efforts with respect to our diesel emissions reduction solutions and our Xonon Cool Combustion product for gas turbine applications, our current cash, cash equivalents and short-term investments, along with any cash generated from operations, may not be sufficient to fund our operations through fiscal 2006 as is currently expected.  If our overall Cash Consumption in fiscal 2005 and 2006 exceeds our current expectations because of higher capital expenditures, increased costs of development or commercialization, lower than anticipated revenues from SCR-Tech, lower government and third-party funding, higher SG&A expenditures or for any other reason, we may be required to raise additional funds to continue our operations as presently planned, significantly curtail our business operations and/or change our strategic direction.  In addition, we may enter into acquisitions or strategic arrangements which could require the use of cash, reducing our available capital prior to December 31, 2006, or which could require additional equity or debt financing.  Moreover, the integration and operation of any business acquired could require significant expenditures that materially and adversely impact our liquidity and capital resources.  In this regard, our recent acquisition of SCR-Tech required, and will continue to require, significant cash outlays for acquisition-related payments and may potentially require cash outlays to fund operations.

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

Beyond December 31, 2006, our cash requirements will depend on many factors, the level of growth, if any, in the small gas turbine market, the market acceptance of our products, the ability of our diesel OEM product to achieve market acceptance and commitment from significant industry participants, the timing and level of development funding from private and government sources, the ability of SCR-Tech to generate significant cash flow, the rate of expansion of our sales and marketing activities, the rate of expansion of our manufacturing capacity, and the timing and extent of research and development projects.

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

•                  changes in control or management;

•                  dilution of existing stockholders;

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

The market price of our common stock is highly volatile, has significantly declined and may decline further.  Our common stock could be de-listed by NASDAQ.

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

•                  the development and/or market acceptance of NOx adsorbers; and

•                  Government regulations.

If the price of our common stock continues to decline and remains below $1 for 30 consecutive trading days, our common stock will be subject to de-listing by NASDAQ.  In such event, our common stock likely would trade on the OTC Bulletin Board, and the liquidity and value of our common stock likely would be negatively impacted.

We may have difficulty managing our current operations in light of recent management changes.

Currently our management team is responsible for the operations of our recently acquired SCR-Tech business, our diesel programs, our Xonon Cool Combustion gas turbine program, exploring and evaluating potential acquisitions or divestitures and other strategic opportunities, and other programs.  In light of employee headcount reductions within the past few years, including management level employees, and the increasing number of Federal and NASDAQ securities regulatory requirements, substantial additional burdens have been placed on our management.  Our former President and CEO Mike Murry resigned from his position with the Company effective June 30, 2005.  Subsequent to Mr. Murry’s departure, Robert Zack, our CFO, was appointed President and CEO.  Although our Board of Directors has formed a special committee to assist Mr. Zack with his expanded duties, this departure has further strained our management resources and required management and certain employees to assume additional duties.  Further, if Mr. Zack were to depart, we would be required to find both a CEO and CFO to assume his duties.  It may prove difficult for current management to successfully operate these differing areas and meet the demands and requirements of differing business activities.  In addition, our former Senior Vice President of Business Development, Dominic Geraghty, ceased employment with us in September 2005.  Management changes at SCR-Tech in early 2005 also have required increased management attention to SCR-Tech’s business.  No assurance can be given that management resources will be sufficient to address current and future business activities or that we will not be required to incur substantial additional expenses to add to our management capabilities.

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

As of June 30, 2005, the latest date for which such information is available, our executive officers, directors and greater than 5% stockholders controlled approximately 55% of our outstanding common stock.  If these parties were to act together, they could significantly influence the election of directors and the approval of actions requiring the approval of a majority of our stockholders. The interests of our management or these investors may not always be aligned with the interests of our other stockholders.

Based on shares outstanding as of September 30, 2005, the funds managed by Morgan Stanley Capital Partners and their affiliates own approximately 19% of our outstanding common stock. The Morgan Stanley Capital Partners funds also have stockholder rights, including rights to appoint directors and registration rights.  As a result, Morgan Stanley Capital Partners and its affiliates hold a substantial voting position in us and may be able to significantly influence our business.

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

We incurred additional liabilities as a result of our spin-off from Catalytica, Inc. For example, when the business of Catalytica Advanced Technologies, Inc. (“CAT”) was combined with ours, we became responsible for the liabilities of CAT. Additionally, we have obligations under the separation agreements we entered into with Catalytica, Inc., Synotex and DSM Catalytica Pharmaceuticals, Inc., the successor corporation to Catalytica, Inc. For example, we agreed to indemnify DSM for liabilities arising out of our business, the business of CAT and other liabilities of DSM not associated with the pharmaceuticals business it purchased from Catalytica, Inc., which could include, for example, potential environmental liabilities.  We are also responsible for specified potential liabilities arising out of the distribution of our common stock by Catalytica, Inc. To date, no claims have been made against us pursuant to these indemnification provisions and, at September 30, 2005, we believe the likelihood of any material claim being made against us is remote. However, if any additional liabilities materialize, our financial results could be harmed.

ADDITIONAL RISKS RELATING TO SCR CATALYST AND MANAGEMENT SERVICES

In addition to the risks discussed elsewhere, any of which also could adversely impact our SCR-Tech subsidiary and its business, the following additional risks specifically relate to SCR-Tech and could negatively impact SCR-Tech and our entire company.

SCR-Tech is not profitable, and has in the past experienced a significant decline in new orders and resulting backlog for SCR catalyst cleaning and regeneration services.

SCR-Tech currently is not profitable.  SCR-Tech failed to generate significant new orders in the first half of 2005 for SCR catalyst cleaning and regeneration services, which accounted for approximately 90% of SCR-Tech’s revenues in 2004.  Backlog as of September 30, 2005 for SCR Catalyst and Management Services was approximately $1,818,000 including $335,000 of deferred revenues.  Backlog as of September 30, 2004 for SCR Catalyst and Management Services was approximately $1,802,000 including $244,000 of deferred revenues.  While we have made progress over the past several months in securing new orders and backlog, we will not be able to recognize revenues in 2005 from these new orders will allow us to reach 2004 revenue levels.  As a result, SCR-Tech will experience a significant decline in revenues resulting in significant losses in 2005 and potentially further losses in 2006 if SCR-Tech is unable to continue generating new orders and backlog.  In addition, the termination of the former president of SCR-Tech could negatively impact our SCR management services revenues in the short-term. Although revenues from SCR management services represented only approximately 10% of SCR-Tech’s revenues in 2004, the ability of SCR-Tech to generate new orders for SCR catalyst cleaning and regeneration services may be dependent on SCR-Tech’s ability to provide SCR management services.  No assurance can be given that SCR-Tech will be able to generate significant SCR management services or an increase in SCR catalyst cleaning and regeneration revenues or that SCR-Tech will be profitable in 2006 or in any future period.

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

We have withheld certain payments in connection with the acquisition of SCR-Tech and we may be subject to significant litigation

As a result of discovering what we believe are certain material misrepresentations and omissions in connection with the acquisition of SCR-Tech, we have withheld a net acquisition payment of $725,000, guaranteed by the Company, payable under the terms of the acquisition of SCR-Tech.  We currently are evaluating the nature and extent of these misstatements and omissions and considering our business and legal alternatives.  As a result of withholding such payment, the sellers may choose to institute litigation against us to seek to recover such payment.  In addition, we may withhold additional payments and institute litigation against the sellers and certain of their affiliates, depending upon the results of our evaluation.  The outcome of any such litigation is uncertain and may have a material adverse effect on SCR-Tech and the Company.

If SCR-Tech’s financial results do not improve, we may be required to take an impairment charge with respect to the goodwill of SCR-Tech.

If SCR-Tech continues to incur losses, we may determine, in connection with required periodic reviews of the goodwill asset established in connection with the acquisition of SCR-Tech, that the goodwill has become partially or entirely impaired.  If we make such a determination, we would be required to take a charge to earnings thus reducing the equity on our financial statements and our consolidated results of operations would suffer.  This could result in other adverse consequences to the Company, such as potential damage to our business reputation and to the actual or perceived business value or viability of SCR-Tech to third parties, including investors, customers and suppliers.

We recently completed the acquisition of SCR-Tech, and we have limited experience with the operations of SCR-Tech.

We completed the acquisition of SCR-Tech in February 2004.  SCR-Tech was a privately-held company, which commenced commercial operations in the U.S. in March 2003.  At the time we acquired SCR-Tech, we had no experience in the SCR-related business and we have just begun to integrate our management, technology and systems with SCR-Tech.  In addition, SCR-Tech did not previously have audited financial statements.  Thus, there is a risk of unknown financial or other liabilities which could negatively impact SCR-Tech and us.  Although we have limited indemnification from the sellers of SCR-Tech, there can be no assurance that any such indemnification would be adequate to cover any unknown liabilities.

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

Because some utilities and independent power producers (“IPPs”) currently operate their SCR units only during the “ozone season” (May 1 – September 30), SCR-Tech’s business may be more limited than if SCR units were required to operate on a continual basis.  The NOx SIP Call was configured to impose a summer ozone season NOx cap over 19 states and the District of Columbia.  During this period, utilities and IPPs seek to operate their SCR catalyst at maximum capacity so as to reduce NOx emissions during this period.  During non-ozone season periods, most operators currently have limited (if any) requirements to run their SCR systems.  Unless and until such regulations are tightened, much of SCR-Tech’s business may be concentrated outside the ozone season each year.  This will likely result in less business than if SCR units were required to be operated throughout the year and this also may result in quarters of relatively higher cash flow and earnings and quarters where cash flow and earnings may be minimal.  These potential fluctuations in revenues and cash flow during a year may be significant and could materially impact our quarterly earnings and cash flow.  This may have a material adverse effect on the perception of our business and the market price for our common stock.

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

SCR-Tech is still dependent on Envica.

SCR-Tech has required assistance of an affiliate of one of the former owners of SCR-Tech, ENVICA Kat GmbH (“Envica”), to successfully complete certain contracts.  In addition, SCR-Tech has been relying to a limited extent on the assistance of Envica on various technical and support matters relating to its business.  Although the terms of our acquisition of SCR-Tech provides that Envica will provide continuing intellectual property transfers and training, there can be no assurance that SCR-Tech and its current employees will be ultimately able to successfully operate the business or expand the business.  Further, there can be no assurance that SCR-Tech will not incur significant unanticipated technical problems and costs which could adversely affect SCR-Tech’s business.  Moreover, the recent dispute with the sellers, including Envica, may result in the loss of any further cooperation between SCR-Tech and Envica.

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

We are in the very early development stage associated with emissions control solutions for diesel engines.  We do not know when or whether we will successfully complete research and development of a commercially viable product in the diesel OEM or stationary diesel genset markets.  Economic and technical difficulties may prevent us from completing development of products for diesel engines or commercializing those products.  Furthermore, a viable market for our product concept may never develop.  If demand for our NOx control solutions were to develop in the diesel OEM or stationary genset markets using our NOx control solutions, we likely would face intense competition from various competitors, including large diesel engine OEMs, and we may be unable to compete successfully.  In addition, diesel engine OEMs and other competitors may create technology alternatives that could render our systems obsolete prior to commercialization.  Moreover, we may conclude that the potential return from our investment in the diesel OEM or stationary diesel genset markets does not justify our continued investment in these opportunities.  In this regard, we recently terminated our diesel retrofit program, which resulted in the loss of our investment in such program.  Further, no assurance can be given that we will not incur substantial expenses to discontinue these remaining business programs, including personnel reduction costs, environmental clean-up and equipment disposal costs, lease termination expenses and other shut-down related costs.

We will be heavily dependent on developing relationships with diesel OEMs and their commitment to adopt and market our diesel fuel processor technology for their diesel engines in order to enter the diesel OEM marketplace; any agreements with these OEMs may limit our market opportunities.

In order to take advantage of the opportunities for NOx control solutions in the diesel OEM market, we must develop a solution that results in significant NOx reduction (approximately 90%) to meet impending United States, European Union or Japanese requirements for diesel engines.  This will require us to partner with one or more diesel OEMs.  Until we can demonstrate the viability of our diesel fuel processor for the diesel OEM market, it is unlikely we can develop the necessary OEM relationships.  Our failure to commercialize a diesel retrofit solution could adversely impact our ability develop the necessary credibility with diesel OEMs with respect to our diesel OEM solution.

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

We have not entered into commercial arrangements with suppliers of the key components which may be required for our diesel solutions. We do not know when or whether we will secure arrangements with suppliers of required materials and components for our diesel solutions, even if they are successfully developed, or whether these arrangements will be on terms that will allow us to achieve our objectives. Even if we can develop a commercially viable diesel OEM or stationary diesel genset solution, if we are unable to obtain suppliers of all the required materials and components for our systems, our business could be harmed. A supplier’s failure to supply materials or components in a timely manner, its failure to supply materials or components that meet our quality, quantity or cost requirements, or our inability to obtain substitute sources of these materials and components on a timely basis or on terms acceptable to us, could harm our ability to manufacture our diesel solutions.

We may be subject to significant competition from companies including those that may have substantially greater resources and market credibility.

The size of the diesel OEM and stationary diesel genset markets has attracted a number of significant participants.  In the diesel OEM market, there are a number of significant competitors, including Eaton Corporation and Delphi Corporation and the major diesel OEMs such as Cummins, Caterpillar, Detroit Diesel, ITEC and Volvo.  Some of these competitors have announced solutions for the 2007 NOx regulations.  Further, these competitors also have substantially greater resources and credibility than we do in this market.  There can be no assurance that we can successfully compete in either the diesel OEM markets, even if we were to develop a technologically feasible solution to NOx reduction in these markets.

Alternate technologies may provide a more effective solution than our diesel NOx reduction technology.

Even if we are able to develop and commercialize a NOx reduction solution for diesel engines, there can be no assurance that any such solution will be either practical or cost-effective.  Currently, a number of competitors have developed verified NOx control solutions in the diesel retrofit market and a number of competitors have developed announced solutions in the diesel OEM market to comply with the United States 2007 regulations.  These solutions are based on different technology than the basis for our proposed NOx solution, including Clean Diesel Combustion and Low-Temperature Combustion such as Homogenous Charge Compression Ignition.  An additional potential competitive threat may come from proven SCR technology.  We are aware that some European diesel engine OEMs are planning to implement SCR for heavy-duty diesel engine applications in Europe to meet the Euro IV emissions standards beginning in October 2005.   Although we believe our proposed solution, if successful, will constitute a cost-effective and competitive solution in the diesel OEM market, no assurance can be given that alternate technologies will not prove to be more reliable or otherwise more successful in the market.

Failure to successfully demonstrate our technology in field tests could negatively impact demand for our products.

We have recently encountered technical problems associated with our diesel retrofit product, specifically related to the performance and integration of various third-party components and have terminated this program.  We also may encounter additional technical problems in connection with our diesel products for a number of reasons, including the failure of our technology or the technology of third parties, or our failure to maintain and service our products properly. Many of these potential problems and any resulting commercial delays are beyond our control. Any problem or perceived problem with our field tests could materially harm our reputation and impair market acceptance of, and demand for, our products.

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

Even if we are able to successfully develop and commercialize emissions control solutions for the diesel OEM, or stationary diesel genset markets, we will be required to provide product warranties.  It is unclear as to the nature of these warranties at this time, but the warranties are likely to include NOx reduction at agreed upon levels for substantial time and/or mileage requirements.  If we are unable to satisfy these warranties, we could incur significant liability to diesel OEMs and potentially end users, including consumers.  In addition, the manufacture, sale and distribution of our diesel fuel processor could expose us to potential product liability to customers and end users, including consumers.  Any such liability could be significant and may not be insurable.

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

We have terminated our Xonon Module Supply Agreement with Kawasaki and we are exploring strategic alternatives for our Xonon-equipped gas turbine business

 In September 2005 we announced our election to terminate our Xonon Module Supply Agreement with Kawasaki Gas Turbines-Americas (“Kawasaki”), effective December 13, 2005, having determined that there was no business or financial justification to continue the agreement on its current terms.  As a result of the factors underlying this decision, the adverse state of the small gas turbine market, the historical delays in OEM commercial timelines and lack of OEM funding, we currently are exploring strategic alternatives for our Xonon small gas turbine business.  We may elect to seek opportunities to sell such business, to discontinue offering NOx control solutions for the gas turbine market, or take other strategic actions.  If we were to attempt to sell this business, it may not have any significant value, except potentially to an OEM partner.  If there was no buyer, no assurance can be given that we will not incur substantial expenses to discontinue this business program, including personnel reduction costs, environmental clean-up and equipment disposal costs, lease termination expenses and other shut-down related costs.

The market for small gas turbines has been adversely impacted by current unfavorable conditions in the power generation and energy markets.

The market for Xonon-equipped gas turbines is dependent on various factors, including those relating to the power generation and energy markets, none of which are under our control.  There has been a significant decline in the demand for gas turbines in recent years as a result of a substantial surplus in energy production capacity in the United States and Canada, a slow to emerge demand for distributed generation which especially impacts demand for small gas turbines, and uncertain supplies of natural gas and corresponding substantial increases in natural gas prices, which have reduced the demand for gas turbines of all sizes.  The number of gas turbines producing between one and 15 MW of power ordered in North America declined from approximately 53 during the 12-month period from June 1999 to May 2000 to 22 during the 12-month period from June 2004 to May 2005.  Regardless of the performance capabilities of our Xonon Cool Combustion system with respect to lowering NOx emissions in gas turbines, if the market for small gas turbines continues to be weak, there will be very limited opportunity for us to sell Xonon Cool Combustion catalyst modules and we may be unable to obtain any return on our prior investment and may never achieve profitability.  As of the date of this filing, it does not appear the market for small gas turbines will increase in any significant manner in the near future.

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

Incorporating our technology in a specific gas turbine model requires adaptation work by us and the OEM, such as additional engineering work and, for some turbines, technology development.  Except with respect to the 1.4 MW GPB15X, manufactured by Kawasaki, that work has not yet been completed.  We may not be successful in adapting our Xonon Cool Combustion technology to particular gas turbine models, and even if we are successful, the development work may result in delays in commercial shipments or significant expenses.  Delays in completing this work could result in the loss of orders.  Additionally, the emergence of significant technical issues, resource constraints on the part of OEMs, or limited market opportunities could result in termination by OEMs of their agreements to adapt Xonon Cool Combustion to their gas turbines.

We are heavily dependent on our relationships with OEMs and their commitment to adopt and market Xonon Cool Combustion technology on their gas turbines, and some of our agreements with OEMs may limit our market opportunities.

Today, we have ongoing programs with only two OEMs, Kawasaki, with whom we have elected to terminate our Xonon Module Supply Agreement effective December 13, 2005, and GE Energy (“GE”), formerly GE Power Systems.  In regard to our Kawasaki program, our product has been commercially available since 2001 on a 1.4 MW Kawasaki GPB15X.  Since its introduction, Kawasaki has completed two fully operational installations of Xonon-equipped gas turbines at customer sites.  These commercial installations have accumulated more than 28,000 operating hours to date.

In regard to our GE program, we have been pursuing the incorporation of our Xonon Cool Combustion technology into the 10 MW GE10 gas turbine.  In January 2005, we completed a full-scale engine test with GE during which our technology demonstrated NOx emissions well below our 3 ppm guarantee.  However, based upon current market conditions, we and GE currently are reevaluating their relationship, which may result in discontinuing further development of Xonon for the GE10.  As previously stated, we remain committed to advancing Xonon Cool Combustion development and commercialization activities only to the extent funded by OEM partners on terms that are financially acceptable to us.  As of the date of this filing, we have received no indication of any such funding commitment. Thus, there can be no assurance this program will move forward.  Even if the program did move forward, it will likely require significant additional funding and may never result in the commercial launch of a Xonon-equipped GE10.

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

We may incur significant costs in developing our technology with OEMs; if any OEM does not complete development for any reason, we may not be able to recover costs incurred for our development work with that OEM.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest have market risk. This means that a change in prevailing interest rates would cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will decline. In an effort to minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds, government and non-government debt securities. The weighted average days to maturity of our investments at September 30, 2005 and December 31, 2004 was less than one year.  Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is required.

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

None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.  OTHER INFORMATION

None

Item 6.  EXHIBITS

Exhibits

10.1	Amended 1995 Stock Plan
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.

CATALYTICA ENERGY SYSTEMS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2005

CATALYTICA ENERGY SYSTEMS, INC.
(Registrant)

By:	/s/ ROBERT W. ZACK
Robert W. Zack

President, Chief Executive Officer and
Chief Financial Officer
(Duly Authorized Officer, and Principal Financial and Accounting Officer)

EXHIBITS INDEX

Exhibit	Description

10.1	Amended 1995 Stock Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.