Form 10-K
period 2005-12-31
CATALYTICA ENERGY SYSTEMS INC
filed 2006-03-30
CIK 1053361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File No. 000-31953

CATALYTICA ENERGY SYSTEMS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	77-0410420
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

1388 North Tech Boulevard
Gilbert, Arizona 85233
(Address of principal executive offices)

(480) 556-5555
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act). Check one:

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒

As of June 30, 2005, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant (based on the last sale price for the common stock on The NASDAQ National Market on such date) was $13,792,654. For purposes of this computation, all officers, directors and 5% beneficial owners of the Registrant’s common stock are deemed to be affiliates. Such determination should not be deemed to be an admission or representation that such officers, directors or 5% beneficial owners are, in fact, affiliates of the Registrant.

As of March 17, 2006, there were outstanding 18,162,272 shares of the Registrant’s common stock, par value $0.001, which is the only class of common stock of the Registrant registered under Section 12(g) of the Securities Act of 1933.

Documents Incorporated by Reference

Portions of the Registrant’s proxy statement relating to the 2006 Annual Meeting of Stockholders, to be filed within 120 days of the end of the fiscal year ended December 31, 2005, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

CATALYTICA ENERGY SYSTEMS, INC.

Annual Report on Form 10-K

December 31, 2005

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

•       our aim to secure strategic partnerships within the diesel industry to further develop and commercialize our XFP™ for new engine applications

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

•       the future research, development and commercialization costs of our products

•       our ability to create an industry standard associated with our solutions

•       the value of our intellectual property and effectiveness of our patent portfolio

•       the ability of our management to adapt to changing circumstances

•       our relations with employees

•       the cost of emissions technology and its effects

•       statements regarding the effect of ceasing development and commercialization of our Xonon Cool Combustion product for small gas turbines

•       the applicability of our solutions to different diesel engine applications

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

•       our investment and focus in research and development efforts

•       sources, amounts and variability of our revenues and the timing of revenue recognition

•       our use of earnings and payment of cash dividends

•       our ability to generate cash and the sufficiency of existing cash and cash equivalents

•       our anticipated total cash consumption for the fiscal year ending December 31, 2006

•       our belief that we have sufficient financial resources to fund our current business plans through December 31, 2007

•       our belief that EBITDA approximates cash generated from our operations

•       our expectations as to the allocation of capital resources

•       our belief that we will not have sufficient capital to achieve break-even operations if we continue developing our diesel emission reduction solutions

•       statements regarding our funding requirements and potential sources of funding

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

•       our anticipated SG&A and capital expenditures

•       the impact of interest income and expense

•       predictions as to when we may incur material income taxes

•       critical accounting policies

•       our intent to seek opportunities to consolidate our facilities

•       our belief that our industry has a significant amount of patent activity

•       our expectations that the Sarbanes-Oxley Act of 2002 and new rules subsequently implemented by the Securities and Exchange Commission and NASDAQ will further increase our legal and financial compliance costs

•       our belief that the lease terms for SCR-Tech regeneration site are favorable

•       our belief regarding the effect of our dispute with Kawasaki

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

“Xonon”, “Cool Combustion”, “Xonon Cool Combustion”, “Catalytica Energy Systems”, “XFP” and the stylized Catalytica logo are trademarks or registered trademarks of Catalytica Energy Systems, Inc.

PART I

Item 1.                        BUSINESS

Overview

Catalytica Energy Systems, Inc. (“Catalytica Energy,” the “Company,” “we,” “us” or “our”) was incorporated in Delaware in 1995 as a subsidiary of Catalytica, Inc. Catalytica Energy operated as part of Catalytica, Inc.’s research and development group from inception through the date of its incorporation as a separate entity. In December 2000, Catalytica Advanced Technologies, Inc., another subsidiary of Catalytica Inc., was merged into us, and the combined entity was spun out from Catalytica, Inc. as Catalytica Energy Systems, Inc., a separate, stand-alone public company.

We provide innovative products and services to meet the growing demand for emissions control solutions in the power generation and transportation industries. Our business is focused on the emissions control market, with a primary focus on nitrogen oxides (“NOx”). Increasingly stringent air quality regulations have resulted in tighter emissions restrictions being imposed on a variety of combustion-related applications. NOx emissions, which are a precursor to smog formation, have become a key target of government-imposed emissions regulations, creating a significant opportunity for innovative, cost-effective NOx control solutions.

Through our SCR-Tech subsidiary, we offer a variety of services for coal-fired power plants that use selective catalytic reduction (“SCR”) systems to reduce NOx emissions. These services include SCR catalyst management, cleaning and regeneration, as well as consulting services to help power plant operators optimize efficiency and reduce overall NOx compliance costs (collectively “SCR Catalyst and Management Services”). Our business activities also include the design, development, manufacture and servicing of advanced products based on our proprietary catalyst and fuel processing technologies to offer cost-effective solutions for reducing diesel engine emissions. Our Xonon® Diesel Fuel Processing technology is designed to facilitate a significant reduction in NOx and particulate matter (“PM”) emissions from mobile and stationary diesel engine applications by improving the performance of NOx adsorber catalyst systems and diesel particulate filters.

In September 2005, we discontinued development of our diesel retrofit product. In October 2005, we completed work on our Department of Energy-funded development of a compact fuel processor that sought to convert conventional fuels to hydrogen to power proton exchange membrane fuel cells, and we are no longer conducting research or development activities associated with fuel processing for fuel cell applications. In February 2006, we announced that we are no longer conducting development or commercial activities associated with our Xonon Cool Combustion® product for gas turbines.

We plan to continue evaluating our business in 2006 to identify opportunities to further streamline our operations and reduce overhead as we seek to enhance our ability to capitalize on the longer-term commercial prospects we anticipate for the Company and maintain financial viability. The outcome of this evaluation could include additional headcount reductions, discontinuing other business activities, downsizing our facilities, and other strategic initiatives to seek to realize value from our diverse asset and technology base and reduce cash consumption.

We are currently conducting our business through the following two business segments:

1.                Catalyst regeneration, rejuvenation, cleaning and management services for SCR systems used by coal-fired power generation facilities to reduce NOx emissions—our SCR Catalyst and Management Services (“SCMS”) segment; and

2.                Designing, developing and manufacturing advanced products based on our proprietary catalyst and fuel processing technologies, primarily focused on cost-effective solutions for reducing emissions from diesel engine applications—our Catalyst-Based Technology Solutions (“CBTS”) segment.

SCR Catalyst and Management Services

In February 2004 we acquired SCR-Tech, LLC (“SCR-Tech”), the North American leader in catalyst regeneration technologies and management services for SCR systems used by coal-fired power plants to reduce NOx emissions. The addition of SCR-Tech strategically broadened and diversified our product and service offerings to the growing emissions control market for coal-fired power plants and has served to accelerate our penetration into the NOx control marketplace.

Our SCR-Tech subsidiary is based in Charlotte, North Carolina and offers catalyst regeneration, rejuvenation, and cleaning as well as SCR catalyst management and consulting services, to help power plant operators optimize their SCR system operation while reducing their overall NOx compliance costs. SCR-Tech’s customer base includes some of the largest investor-owned utilities and independent power producers (“IPPs”) in the U.S.

SCR-Tech provides catalyst regeneration services by means of patented processes that can restore the activity level of spent SCR catalyst for significantly less cost than purchasing new catalyst. SCR-Tech is the only company in North America currently operating a commercial catalyst regeneration facility and offering catalyst regeneration in addition to cleaning and rejuvenation.

SCR-Tech also provides a wide variety of customized SCR catalyst management services, including catalyst inspection, performance testing and analysis, catalyst specification, and computer simulation to help power plant operators improve their SCR system performance and achieve cost-effective NOx compliance.

Industry Background and Market Opportunity

SCR systems are used most commonly in large coal-fired and natural gas-fired power plants. SCR technology is based on catalysts that remove NOx from the power plant exhaust by reducing it with ammonia to elemental nitrogen and water vapor. Over time, ash buildup can cause physical clogging or blinding of the catalyst, which can negatively impact the performance of both the SCR system and the power generating facility. In addition, the NOx removal efficiency of SCR systems gradually declines as a result of catalyst deactivation caused by various catalyst poisons present in the flue gas, resulting in the need for some form of catalyst replenishment. Historically, the spent catalyst has been replaced with new catalyst, a costly process. In the interest of lowering their operating and maintenance (“O&M”) costs while maintaining compliance with increasingly stringent NOx regulations, utilities and IPPs are seeking more cost-effective SCR catalyst management solutions.

NOx is considered to be one of the principal contributors to secondary, ground level ozone, or smog, and energy producers and other industries operating large power plants, particularly in the Eastern half of the U.S., have been required to reduce their NOx emissions by at least 85% by 2007 as part of the Environmental Protection Agency’s (“EPA”) NOx State Implementation Plan (“SIP”) Call. The NOx SIP Call has required major NOx reductions during the “ozone season” (May 1-September 30) in 19 Midwestern and Eastern states(1) and the District of Columbia to mitigate the regional transport of ozone, which is contributing to the poor air quality of downwind states. As a result, these areas have been required to revise their SIPs, outlining measures to reduce NOx emissions to a statewide limit determined by the EPA for each affected state. As part of the NOx SIP Call, these areas were required to begin implementing new controls by April 2004 to reduce NOx emissions in an effort to reach compliance with EPA established limits by September 2007.

(1)          Alabama, Connecticut, Delaware, Illinois, Indiana, Kentucky, Massachusetts, Maryland, Michigan, North Carolina, New Jersey, New York, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Virginia and West Virginia.

Coal-fired plants currently represent half of the nation’s power generating capacity, and are poised to play an increasingly important role in the U.S. electricity generation market in the years ahead. According to the Annual Energy Outlook published by the Department of Energy (“DOE”) in February 2006, it is projected that 174 gigawatts (“GW”) , equivalent to 174,000 megawatts (“MW”), of new coal-fired generating capacity will be added over the next 25 years to meet baseload electricity demand, increasing coal’s share of the U.S. power market to 57% by 2030.

Coal-fired plants also continue to be a primary target for NOx reduction. With NOx removal efficiencies of up to 95%, SCR systems are considered to be the most effective and most widely used technology by coal-fired power plant operators to comply with U.S. emissions regulations. As a result, the installed base of SCR systems has increased dramatically in recent years. According to The McIlvaine Company, more than 100 GW of coal-fired generating capacity in the Eastern U.S. is currently operating with SCR systems to comply with emissions regulations such as the EPA’s NOx SIP Call. This equates to approximately 150,000 cubic meters of installed SCR catalyst. The recent growth in SCR system installations has resulted in a large and growing market for SCR catalyst management services. We expect this market to more fully develop in the 2006-2007 timeframe, and estimate the total available market for SCR-Tech’s service offerings could reach approximately $50 million during this period.

Adding to the near-term and long-term opportunities for SCR catalyst services generated by the NOx SIP Call are new air quality regulations soon to take effect that we expect will positively affect the market for SCR catalyst services. For example, the EPA’s Clean Air Interstate Rule (“CAIR”) signed in March 2005 will require 28 states in the Eastern U.S. and the District of Columbia to reduce NOx emissions by more than 60% from 2003 levels by 2015. This rule builds on the NOx SIP Call and proposes to cut NOx emissions from power generating facilities by 1.7 million tons annually from 2003 levels by 2009, and by 2.0 million tons annually from 2003 levels by 2015. The CAIR is expected to fuel additional SCR installations at coal-fired power plants over the next decade. According to the DOE’s Annual Energy Outlook, 118 GW of new SCR systems will be added to coal-fired power plants over the next 25 years to maintain compliance with the CAIR, essentially doubling the installed capacity today. In addition, it is expected that year-round SCR operation will also be required to comply with the increasingly stringent CAIR NOx requirements. Currently, to comply with the NOx SIP Call, the majority of SCR systems are only required to operate during ozone season, or five months out of the year, when the potential for ozone formation is at its highest. With year-round operation to comply with the CAIR, the catalyst used in SCR systems will either need to be replaced or regenerated on a much more frequent basis. Year-round operation alone is expected to increase the total addressable market for catalyst replacement by 140%.

With the projections for additional SCR installations combined with the prospects for year-round SCR operation, we estimate the total available market for SCR-Tech’s service offerings could reach $150 million by 2010. By offering customers more economical ways to operate and maintain their SCR units, along with a lower cost alternative to purchasing new catalyst, we believe SCR-Tech has the potential to play a significant role in the growing market for SCR catalyst and management services.

SCR-Tech’s Service Offerings

SCR-Tech offers proprietary and patented processes based on highly sophisticated and advanced technologies that can improve the NOx removal efficiency and restore the useful life of installed SCR catalyst, providing a compelling economic alternative to catalyst replacement.

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

For severely plugged or blinded catalyst that has significantly deactivated, SCR-Tech offers an off-site regeneration process that restores deactivated SCR catalyst back to its original specifications and catalytic activity. In this process, the customer removes the deactivated catalyst modules from the SCR unit and ships them to SCR-Tech’s regeneration facility where the catalyst is both cleaned and chemically reactivated. Once regenerated, SCR-Tech returns the catalyst modules to the customer for reinstallation in the SCR unit. Upon reinstallation, the regenerated catalyst delivers the same level of performance and deactivation rate as the original catalyst. Catalyst regeneration provides SCR operators a significantly lower cost alternative to catalyst replacement and essentially eliminates the need to dispose of deactivated catalyst, which may be considered hazardous waste.

SCR-Tech also provides a wide variety of customized SCR catalyst management services to help power plant operators improve their SCR system performance and achieve cost-effective NOx compliance. These services include catalyst specification, selection and initial performance testing for guarantee verification, along with catalyst inspection, testing, computer simulation and analysis. SCR-Tech also maintains a stock of regenerated catalyst to provide emergency or spare layers of catalyst for its customers.

SCR-Tech’s cleaning, rejuvenation and regeneration services have represented, and are expected to continue to represent for the foreseeable future, along with the sale of cleaned, rejuvenated or regenerated used or spent catalyst, the substantial majority of SCR-Tech’s revenues.

Customers

Since commencing commercial operations in its regeneration facility in March 2003, SCR-Tech has provided services for some of the largest investor-owned utilities and IPPs, and their equipment suppliers, in the U.S. including AEP, AES, Alstom, Cogentrix, Detroit Edison, Dayton Power & Light, Duke Power, Englehard, First Energy, Mirant, National Energy & Gas Transmission, and Southern Company’s subsidiaries, Alabama Power and Georgia Power.

In 2005, SCR-Tech took steps to build a stronger business and better position itself to capitalize on the growing market for SCR catalyst and management services. Under the direction of a new management team, SCR-Tech has made progress in strengthening its relationships within the utility industry, developing new sales channels, and increasing its market penetration. As a result of these efforts, our backlog for SCR Catalyst and Management Services has grown from $235,000 at March 31, 2005 to more than $3.1 million at December 31, 2005. We define backlog as firm purchase orders and deferred revenue expected to be recognized as revenue within 18 months.

As part of an ongoing growth strategy, SCR-Tech continues to actively target SCR operators throughout North America to further expand its customer base and broaden its reach in the marketplace. As of the date of this filing, SCR-Tech has secured new contracts totaling approximately $2.3 million since

January 1, 2006, for work to be performed in 2006 and 2007, and continues to pursue a growing sales pipeline with active negotiations underway with several potential new customers.

Research and Development Projects

SCR-Tech endeavors to continue securing new alliance partners as a source for future business, and to further expand its spectrum of cost-effective environmental compliance solutions for SCR operators.

In the third quarter of 2005, SCR-Tech entered into a development partnership and jointly funded project with AEP and Southern Company focused on evaluating and minimizing the amount of sulfur trioxide (“SO3”) produced as a byproduct of operating SCR systems, and the resulting sulfuric acid mist created in the atmosphere, which is both environmentally-damaging and costly to SCR operators. In addition to offering its customers a lower cost alternative to purchasing new catalyst, SCR-Tech’s patented regeneration process has been demonstrated to reduce the conversion of sulfur dioxide (“SO2”) to SO3 when compared with the conversion rate typically achieved by new catalyst.

Under the terms of the joint development initiative, the three companies have been working together to test and quantify the SO2 to SO3 conversion rates demonstrated by SCR catalyst regenerated under a variety of conditions, and to benchmark the performance of regenerated catalyst against new and deactivated catalyst. Results from the program, which is expected to be completed in the first half of 2006, will be used to ascertain the optimal balance between catalyst activity level and SO2 conversion specific to the varied operating conditions of coal-fired boilers.

Data collected by SCR-Tech is expected to be used to further tailor its catalyst regeneration process with the objective of achieving maximum restoration of catalytic activity while minimizing SO2 to SO3 conversion.

Competition

We expect SCR-Tech’s cleaning and rejuvenation processes to compete with alternate cleaning and rejuvenation processes currently in the marketplace. We are aware of at least one company, Enerfab, Inc., that offers an on-site SCR catalyst cleaning and washing process that requires the removal of the catalyst from the SCR system. We believe that SCR-Tech’s patent-protected cleaning process offers several competitive advantages, including both an off-site process and an “in-situ” process that does not require the removal of the catalyst from the SCR system.

While there is some competition for catalyst cleaning and rejuvenation, we are not aware of any other company in North America offering a regeneration process that can chemically reactivate SCR catalyst back to its original specifications. Accordingly, new catalyst remains the primary competition for SCR-Tech’s regeneration process. The leading SCR catalyst suppliers to the U.S. coal-fired power generation market include Argillon, BASF / CERAM, Cormetech, Haldor Topsoe and Hitachi America. While we believe that SCR-Tech’s regeneration process offers a significant cost advantage over the purchase of replacement catalyst and essentially eliminates both the cost and hazardous waste issues associated with disposing of spent catalyst, it is possible that these companies and others could eventually develop a solution that may compete with ours. Nonetheless, we believe the strength of SCR-Tech’s intellectual property and patent protection creates a significant barrier for new entrants to the market. In addition, we believe that our first mover advantage in the regeneration marketplace will help us maintain our leading market position.

Catalyst-Based Technology Solutions

Our Catalyst-Based Technology Solutions segment includes our business activities associated with the design, development, and manufacture of advanced products based on our proprietary catalyst and fuel processing technologies, with a primary focus today on developing emissions reduction solutions for diesel engine applications.

Industry Background

In October 1997, the EPA adopted new NOx and PM emissions standards for heavy-duty diesel truck and bus engines to be phased in through 2010. The first phase of these stricter limits took effect in October 2002 when the requirements for NOx were reduced from 4.0 grams per brake horsepower-hr (“g/bhp-hr”) to 2.5 g/bhp-hr. Non-compliance with the October 2002 deadline resulted in steep fines imposed by the EPA of as much as $12,000 per engine. The most stringent of the EPA’s new emissions standards requires a 90% reduction in PM beginning in 2007 to 0.01 g/bhp-hr, and a phased-in 50% NOx reduction by 2007 over the current standards, with another 80% reduction by 2010, resulting in a 0.2 g/bhp-hr NOx limit by the end of the decade for all heavy-duty diesel trucks and buses. The aggregate 90% reduction in NOx required by 2010, in particular, has created a major technological hurdle for diesel engine OEMs for which a single technology path has yet to be adopted. Lighter-duty applications in the U.S., including heavy light-duty diesel trucks and passenger vans, are also facing tighter NOx emissions standards to be phased in through 2009.

Increasingly stringent emissions standards are also being imposed on diesel engine markets in the European Union (“EU”) and Japan. For example, in April 2005 Japan implemented the world’s strictest emissions standards to date for urban heavy-duty trucks and buses, requiring a 41% reduction in NOx emissions to 1.49 g/bhp-hr. Japan’s Central Environment Council subsequently announced in February 2005 that it has drawn up recommendations to further tighten Japan’s diesel emissions standards for all vehicles sold beginning in 2009, which could result in emissions limits that are more closely in-line with those that are scheduled to be imposed in the U.S. in 2010. While current U.S., EU and Japanese emissions reduction mandates remain fragmented, there is a growing demand for the harmonization of tighter standards throughout these global markets.

At the same time, stationary diesel engines in service today are coming under increasingly intense scrutiny by government officials in an attempt to reduce urban smog in emissions-sensitive areas across the country. Stationary diesel engines used in both back-up and prime power applications currently face operating restrictions as a result of high emissions levels. If emissions can be brought into compliance, major utilities, municipal power producers and other end-users could benefit from extended operation and increased utilization of their diesel power generating units, even in the most stringent non-attainment areas. Reducing emissions could also result in the creation of emissions credits and reduced electricity costs if operators were permitted to run these units during peak pricing periods. With appropriate permitting, these units could be dispatched during peak demand to open up a new option to relieve stress on constrained utility distribution systems, provide grid support, and improve reliability. Another potential emissions control opportunity is diesel engines that drive agricultural water pumps. Due to significant air quality degradation caused by many such pumps, particularly in the Central Valley of California, there is mounting political pressure to re-power the pumps with electric motors using grid electricity. However, this could push electricity demand beyond supply during hot summer months. An economical diesel emissions reduction solution could provide a new option for continued operation of these pumps.

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

On a nationwide basis, the EPA announced in June 2005 plans to require stationary diesel engines produced from 2007 on to reduce emissions by as much as 90%, with the goal of reducing more than 68,000 tons of pollution by 2015. The proposed rule, known as New Source Performance Standards (“NSPS”), will impose regulations to reduce NOx, PM, sulfur dioxide, carbon monoxide and hydrocarbons from new, modified and reconstructed stationary diesel internal combustion engines. A final ruling is expected before July 2006.

Market Opportunity

Diesel engine manufacturers in the U.S. and internationally continue to seek enabling solutions to meet increasingly stringent emissions standards. In 2005, approximately 1.2 million diesel engines were produced in North America for on-highway applications, including more than 500,000 heavy-duty diesel truck and bus engines. U.S. heavy duty diesel engine manufacturers intend to pursue in-house engine modifications building upon those used in their 2002 compliant engines to meet the initial 2007 step-down in NOx emissions requirements. They also plan to adopt diesel particulate filters in 2007 to meet increasingly stringent PM standards. However, the most severe NOx reduction requirements, which will be phased into various segments of the U.S. heavy duty diesel (“HDD”) market between 2008 and 2010, remain a difficult challenge that we believe will either require some form of advanced NOx after-treatment or significant advances in diesel engine technology. We are also exploring opportunities in markets outside of the U.S., including Japan, which produces more than 700,000 diesel bus and truck engines annually. Other global markets in Europe and Asia, which are considering more stringent emissions regulations similar to those being imposed in the U.S., could offer promising additional markets for our emissions solutions in addition to heavy light-duty diesel trucks and passenger vans in the U.S. and internationally.

According to the Northeast States for Coordinated Air Use Management (“NESCAUM”), as many as 350,000 stationary diesel generators are installed throughout the U.S., many of which are restricted in operation as a result of high emissions levels. We have identified more than 35,000 emergency standby diesel generator sets in the 100 kW to 1.5 MW size range permitted throughout the Northeast, California and Texas, areas imposing the strictest emissions regulations, which could be candidates for an emissions reduction retrofit solution. In addition, more than 36,000 new stationary diesel engines are produced annually in North America for power generation applications, many of which are candidates for emissions control today, and many more which will require emissions controls beginning in 2007 when the CARB emissions standards and the EPA’s NSPS are expected to be phased in.

Diesel Emissions Reduction Applications Development

We are leveraging our proprietary Xonon® catalyst technology and our extensive work in gasoline and diesel fuel processing to develop enabling emissions control technologies for a variety of diesel engine applications, targeted at helping diesel engine manufacturers (“OEMs”), power producers, and other end-use customers meet stricter diesel emissions requirements in the U.S. and internationally.

We have developed a proprietary fuel processing technology that is designed to facilitate a significant reduction in NOx from diesel engine applications by enabling more effective regeneration of NOx adsorber systems. We are also developing a thermal management system that is designed to improve the performance and reduce the cost of diesel particulate filters used to reduce PM emissions.

We are developing our core Xonon® Diesel Fuel Processing technology for three market applications:

1.                Diesel OEM NOx reduction solution for new mobile engine applications

2.                Diesel OEM PM reduction solution for new mobile engine applications

3.                Diesel generator set (“genset”) NOx reduction solution for stationary diesel engine applications

1.   Diesel OEM NOx Reduction Solution

We have developed and are now refining a proprietary diesel fuel processing technology for new mobile engine applications as a means for diesel OEMs to meet the most stringent impending NOx emissions regulations. Our Xonon fuel processor, or XFPTM, technology is designed to enable a greater than 90% reduction in NOx by improving the performance of NOx adsorber catalyst systems. NOx adsorbers, also referred to as NOx traps, represent one of the approaches believed to have the greatest potential to meet the EPA’s 2010 emissions mandate.

NOx adsorbers adsorb NOx from the diesel engine exhaust and convert the NOx to non-polluting nitrogen during a regeneration cycle. NOx adsorber technology today offers considerable NOx reduction capabilities, but performance issues related to durability, operating range and fuel economy have limited their viability for some diesel engine applications. In most cases, diesel fuel injected at the engine or in the exhaust system upstream of the NOx adsorber is used for the regeneration cycle. This process can give good performance at high exhaust temperatures, but historically has demonstrated poor performance at lower exhaust temperatures. Low exhaust temperatures represent a large portion of vehicle operating time, particularly for medium and light duty diesel engine applications used in urban areas and for automobiles, light trucks and SUVs.

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

Since 2003, we have been conducting numerous test activities and demonstration projects with leading diesel industry companies evaluating the potential of our XFP technology to offer a robust, cost-effective, and fuel-efficient NOx reduction solution to meet impending diesel emissions mandates. Full-scale tests of our prototype XFP on heavy-duty diesel engines have successfully demonstrated the highly efficient, rapid regeneration capabilities of our technology and its potential to significantly improve the performance of NOx adsorbers, particularly at low engine exhaust temperatures. In addition to achieving NOx reduction in excess of 90% over a broad range of operating conditions with a total fuel system usage of less than 3%, our XFP has demonstrated full regeneration of a sulfur-poisoned NOx adsorber catalyst, a critical requirement to enable operation of NOx adsorber systems, even with the ultra-low sulfur diesel (“ULSD”) fuel mandated in the U.S. for 2007 and beyond. Based on the results of our test activities, we believe that our XFP technology could bring added flexibility for OEM NOx adsorber regeneration and desulfation strategies to accommodate the wide variety of NOx adsorber system designs currently being pursued.

Our ongoing test activities and demonstration projects have provided us with valuable data that we have been using to further develop and refine our technology with the objective of solidifying the value proposition we believe could be offered by our XFP. In this regard, we are working to enhance the operating range and fuel economy performance of NOx adsorber systems, demonstrate the ability of our XFP to meet the 450,000-mile durability requirement for heavy-duty diesel trucks, and facilitate desulfation of the NOx adsorber catalyst at lower temperatures, thus providing increased NOx adsorber durability. According to the EPA, improving the durability of NOx adsorbers, especially as it relates to desulfation, remains a fundamental hurdle to commercial NOx adsorber deployment in HDD applications.

Following the successful results of various test activities and demonstration projects during 2005, our XFP technology advanced from the research center to the product development group of a prospective commercial partner during the first quarter of 2006. A number of follow-on test activities with this diesel industry company are planned throughout 2006 with the objective of further evaluating the potential for commercializing an end product.

In addition, demonstration projects continue to be underway with other leading diesel industry companies as well as with a government agency also evaluating the environmental and economic benefits of our technology and its prospects for meeting impending diesel emissions regulations. We have designed test activities in 2006 with these prospective partners to further validate the benefits of pairing our XFP with NOx adsorber systems from a total system cost, fuel efficiency, and durability perspective.

2.   Diesel OEM PM Reduction Solution

We have developed and are now testing a derivative of our XFP technology, which is designed to enable superior regeneration of diesel particulate filters for new diesel engine applications. The adoption of diesel particulate filters for the mass diesel market has already begun. Diesel particulate filters, also referred to as DPF or PM filters, were mandated on all heavy-duty 2005 model year vehicles in Japan to control PM emissions, and are expected to be introduced on European trucks and buses in 2008 and on diesel passenger cars in 2010 to comply with Euro V emissions standards. Diesel particulate filters will also be widely adopted in the U.S. market for heavy-duty diesel engine applications in 2007 to comply with the EPA emissions mandate. It is also expected that light-duty diesel vehicles under the U.S. EPA Tier 2 mandate will have PM filters installed between 2007 and 2009. As a result, the PM market represents a substantial potential upside opportunity for us.

Diesel particulate filters trap PM from the diesel engine exhaust. The trapped PM is then converted to non-polluting gaseous byproducts during a regeneration cycle. Diesel particulate filters offer considerable PM reduction capabilities, but low exhaust temperatures during a large portion of a vehicle’s operating cycle do not allow for complete and continuous regeneration of the diesel particulate filter using current passive methods, raising the potential for performance and durability issues. To combat this problem, greater precious metal content has been added to diesel particulate filters to more effectively oxidize the PM throughout the duty cycle of the engine.

We have developed an active diesel particulate filter regeneration technology in which diesel fuel is oxidized in the presence of a proprietary catalyst system, providing for more controlled, complete and continuous regeneration of diesel particulate filters. In addition to offering more efficient regeneration throughout the entire duty cycle of the engine, including at low engine exhaust temperatures, our Xonon fuel combustor, or XFC, technology is designed to allow for the elimination or reduction in precious metal loading and the use of lower cost substrate materials, offering the potential for a lower cost PM solution.

Test activities are underway with a leading diesel industry after-treatment system supplier who is evaluating the potential of our XFC to offer a more efficient and cost-effective commercial alternative to current passive PM filter regeneration methods.

3.   Diesel Genset Solution

We have completed preliminary development work and test activities to determine the potential of our core diesel fuel processing technology to offer a cost-effective, bolt-on solution that enables both new and installed stationary diesel generators to significantly reduce NOx emissions.

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

Following our initial development work and test activities, we have continued to pursue additional funding opportunities for further development of the technology and field demonstrations to verify system performance in a commercial setting. Due to a lack of funding commitments, we did not conduct significant development work associated with our diesel genset solution in 2005.

We are continuing to assess the available funding, market opportunities, and commercial prospects for the technology. The outcome of this ongoing evaluation will determine the potential for continued development of a diesel genset solution.

Development and Commercialization Partnerships

We are focused on bringing the benefits of our Xonon® Diesel Fuel Processing solutions to the growing diesel emissions reduction market by partnering with diesel engine OEMs, Tier 1 catalyst providers (direct suppliers to OEMs), system integrators, after-treatment system developers, and other leading companies within the diesel industry. In line with this objective, we continue to build on the positive results of our ongoing test activities to further optimize our XFP technology with the goal of offering a high performing NOx reduction alternative to diesel engine OEMs for their diesel engine products, and ultimately a cost-effective product to the end use customer.

To gain market share and penetrate new markets while maintaining compliance with new emissions standards, OEMs and diesel industry suppliers seek to differentiate their products with technological advances that benefit their customers. We believe that the combination of our technology with third party NOx adsorbers and diesel particulate filters has the potential to offer a cost-effective emissions reduction solution with minimal fuel penalty to enhance an OEM’s product line and offer significant competitive advantages. Accordingly, we have taken an active role over the past three years in establishing and building relationships within the diesel industry, both in the U.S. and internationally, in line with our objective to secure partners to further develop and commercialize our XFP for new mobile engine applications.

Establishing solid strategic partnerships within the diesel industry is a critical component of our business strategy to advance the commercial prospects for our diesel emissions reduction solutions. We recognize that we do not have the financial resources, the market channels or the required experience to commercialize on our own an emissions control product for the diesel industry. While we continue to be in discussions with a number of companies within the diesel industry relating to joint development and commercialization opportunities in North America and Asia, as of the date of this filing we have not secured such a strategic arrangement.

One of our most important objectives in 2006 is to secure product development commitments and commercial market channels for our diesel emissions reduction products. We believe that positive results from numerous follow-on test activities planned throughout the coming year could further substantiate the value proposition associated with our emissions control solutions and better position us to achieve this key objective.

We view 2006 as a pivotal year for us in our efforts to secure strategic partnerships and outside funding commitments, particularly with respect to our diesel OEM NOx reduction solution, as we expect selections must soon be made regarding technologies that will be pursued for meeting the Japanese and U.S. emissions mandates that will take effect in 2009 and 2010, respectively. Additionally, we continue to be focused on reducing our costs and extending our cash reserves. As such, if we are unable to secure strategic partnerships and significant outside funding commitments in 2006, we will consider significantly downsizing our diesel emissions reduction business, including the potential for discontinuing certain or all of our development efforts associated with this business. As a result, in addition to continuing test activities and demonstration projects throughout 2006 with diesel industry companies, we are concurrently seeking other opportunities to increase the overall value of our diesel emissions reduction business and are exploring strategic alternatives for this business.

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

For new mobile engine applications, NOx adsorbers along with diesel SCR systems, Clean Diesel Combustion (“CDC”), and Low-Temperature Combustion (“LTC”), including Homogeneous Charge Compression Ignition (“HCCI”), solutions represent the approaches believed to have the greatest potential to meet the EPA’s 2010 emissions mandate. Leading diesel engine manufacturers such as Cummins, Caterpillar, Detroit Diesel Corporation, Navistar-ITEC and Volvo are currently developing and exploring a variety of NOx control solutions, ranging from advanced fuel systems, cooled exhaust gas recirculation (“EGR”), NOx catalysts, advanced engine controls and SCR systems. Most of these diesel OEMs completed in-house engine modifications to achieve the October 2002 EPA mandate, and are now building upon this technology to meet the next phase of U.S. emissions requirements that will take effect in 2007. However, diesel OEMs have indicated that some form of NOx after-treatment along with further engine modifications will be required to achieve the 2010 U.S. mandated 90% reduction in NOx.

To meet the 2010 EPA mandate, the after-treatment solutions considered to have the greatest potential to meet the 0.2 g/bhp-hr target are NOx adsorbers and SCR systems. With respect to SCR systems there are some significant downsides associated with their use in mobile diesels, which have created concerns over their widespread use. SCR requires ammonia in urea form to neutralize NOx in the exhaust, raising environmental concerns and requiring the creation of an infrastructure to house urea or ammonia tanks at filling stations across the country as well as associated compliance issues when tanks run dry. It has also not yet been proven that SCR can achieve a greater than 90% NOx reduction without combining it with some form of EGR. Nonetheless, SCR has been implemented by many European diesel engine OEMs for heavy-duty diesel engine applications in Europe to meet the Euro IV emissions standards, which took effect in October 2005.

Unlike ammonia-based SCR systems, NOx adsorbers use diesel fuel in the NOx reduction process, eliminating the need for a costly new infrastructure and mitigating the risk of non-compliance by vehicle operators. We believe that through the use of our XFP technology in combination with a NOx adsorber, we can enable a robust, cost-effective and practical commercial solution to meet the most stringent NOx requirements in the U.S. and select global markets. Accordingly, a growing number of diesel OEMs continue to inquire about our ability to support their next phase of emissions control needs as NOx adsorbers remain a favored technology path to comply with stringent environmental standards.

Over time, our XFP may also face competition from new entrants to the market for diesel emissions reduction. New entrants may eventually develop competing technologies that achieve a similar level of emissions reduction on a cost-effective and practical basis. We are aware of at least three other companies that are separately pursuing the development of a diesel fuel processing technology that is designed to work in conjunction with a lean NOx adsorber to enable emissions reduction in line with the 2010 EPA mandate.

For stationary diesel engine applications, the only available alternative today for reducing emissions to the most stringent required limits is through the addition of an SCR system, which we believe can be costly for small diesel generator sets. Our technology, we believe, could provide a more cost-effective means for stationary diesel engines to reduce their NOx emissions in line with the stringent emissions requirements being imposed in many areas of the U.S. In addition, our system is being designed for easy integration with a DPF to offer end-use customers a combined solution for the reduction of both NOx and particulate matter.

Customers

The substantial majority of our 2005 revenues in our CBTS segment were derived from a single contract with the DOE associated with a development program initiated in October 2001 relating to the development of a compact fuel processor that could convert conventional fuels, such as gasoline, to hydrogen to power proton exchange membrane (“PEM”) fuel cells, with applications in automotive, stationary, auxiliary and back-up power. We completed in October 2005 all work required under the terms of this contract and do not anticipate recognizing additional revenues or funding relating to these efforts in 2006 or any future period.

Manufacturing

In October 2002, we brought on-line a commercial manufacturing facility in our Gilbert, Arizona location, which has been used to manufacture both prototype and production Xonon modules for gas turbine applications as well as prototypes of our diesel emissions reduction solutions. We anticipate selling this facility and terminating our manufacturing capabilities in Gilbert. We also have manufacturing capability in our Mountain View, California facility, which has been used primarily for new process development and for the manufacture of prototypes as part of our ongoing research, development and test activities. As part of this capability, we have been manufacturing prototypes of our diesel emissions control systems in Mountain View and are currently developing high volume manufacturing processes to enable outsourcing future commercial production of certain components to allow for more cost-effective diesel emissions reduction solutions using our technology.

In the fourth quarter of 1999, we earned ISO 9001 Registration from Underwriters Laboratories, Inc. for the design and manufacture of Xonon modules at our Mountain View, California facility. In the fourth quarter of 2002 we also earned ISO 9001 Registration for our Gilbert, Arizona commercial manufacturing operations and subsequently completed the transition to the ISO 9001:2000 standards in October 2003 following an audit of our quality system. In addition to being awarded ISO 9001:2000 certification from Underwriters Laboratories, Inc., we received commendations of excellent system processes for our Integrated Product Development System and Manufacturing Control, further demonstrating our commitment to high quality standards and customer satisfaction. In 2004, we successfully completed subsequent ISO 9001 follow-up audits and received commendations for our exemplary resource management process. We continue to maintain a quality system that meets the requirements of the ISO 9001:2000 standards.

Intellectual Property

We maintain a rigorous intellectual property program to protect our proprietary technologies and processes. Our intellectual property strategy is to identify key intellectual property developed or acquired by us in order to protect it in a timely and effective manner, and to continually use such intellectual property to our competitive advantage in the NOx control marketplace. An objective of our intellectual property strategy is to enable us to be first to market with proprietary technology and to sustain a long-term technological lead in the market. We use a combination of patents, trade secrets, contracts, copyrights and trademarks to protect the proprietary aspects of our core technologies, including system design, control systems, manufacturing processes and other know-how, and we work to actively maintain protection of our proprietary technologies and processes over time through follow-on patent filings associated with technology and process improvements that we continually develop. As of the date of this filing, we either owned (exclusively or jointly), held exclusive license rights from third parties for, or held license rights from affiliates for 29 U.S. patents and 19 pending U.S. applications and the international counterparts associated with some of them. We anticipate that when our early patents expire, we will rely on subsequently filed and additional patents along with trade secrets and other know-how to protect the foundation technology, design and manufacturing processes.

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

Restructuring Activities and Recent Developments

We are committed to balancing successful execution on our long-term business goals and growth objectives with prudent capital management. Accordingly, we regularly evaluate the status of our research and development activities, product and service offerings and associated market opportunities, and consider sales or discontinuation of businesses or product or service offerings, as well as strategic activities or opportunities, including business mergers, acquisitions or other strategic transactions, that could positively impact shareholder value.

Following a thorough review of our business in 2005, we initiated, in September, restructuring and cost-reduction activities designed to improve our financial performance, extend our cash reserves, and better position the Company to achieve our commercial goals and growth objectives. To this end, we took actions during the third and fourth quarters to streamline our operations and achieve a significant reduction in cash consumption by:

1.                Discontinuing certain business activities,

2.                Reducing our workforce, and

3.                Reallocating our resources with a focus on core products and markets that we believe offer the greatest return on investment.

As part of our restructuring activities, we discontinued development of our diesel retrofit product during the month of September in light of anticipated product verification delays, estimated incremental costs required to commercialize a product, the limited timeframe available to take advantage of the retrofit market, and an internal shift in product development priorities. We completed our exit from the diesel retrofit business during the fourth quarter of 2005.

We also initiated a workforce reduction program, which resulted in the elimination of 26 positions, or approximately 35% of our full-time staff, between September and December 2005.

In October 2005, we completed work on a $11,658,000 DOE cost-shared contract initiated in October 2001 associated with the development of a compact fuel processor that could convert conventional fuels, such as gasoline, to hydrogen to power proton exchange membrane (“PEM”) fuel cells, with applications in automotive, stationary, auxiliary and back-up power. Due to a lack of continued funding or partner commitments, and our efforts to rationalize our ongoing operations, we are no longer conducting research or development activities associated with fuel processing for fuel cell applications.

In line with our ongoing focus on value creation and sustainability, we plan to continue evaluating our business in 2006 to identify opportunities to further streamline our operations and reduce overhead to enhance our ability to seek to capitalize on the longer-term commercial prospects we anticipate for the Company and to maintain financial viability. The outcome of this evaluation could include some additional headcount reductions, discontinuing other business activities, downsizing our facilities, and other strategic initiatives to seek to realize increased value from our diverse asset and technology base and reduce cash consumption.

For example, we are currently marketing our Gilbert, Arizona facility and are evaluating the potential for consolidating facilities or seeking a smaller Arizona facility more suitable to our downsized operations.

Additionally, in February 2006, we announced that we are no longer conducting development or commercial activities associated with our Xonon Cool Combustion® product for gas turbines. This decision was the result of a number of factors, including:

1.                Ongoing unfavorable gas turbine market conditions;

2.                Our termination in December 2005 of the Xonon® Module Supply Agreement with Kawasaki, having determined there was no business or financial justification to continue the agreement under its existing terms;

3.                An internal shift in our research and development priorities to products and markets that we believe yield greater promise; and

4.                GE’s decision to no longer fund the commercial development of a GE10 gas turbine using our Xonon technology.

On March 13, 2006, we entered into a Termination Agreement with GE, formally terminating our agreement with GE. We plan to continue exploring various strategic alternatives for our gas turbine business.

In other recent developments, we announced on February 13, 2006 that our President and CEO Rob Zack was appointed to the Company’s Board of Directors, and that Fred O’Such and Jack Urquhart, both independent directors, will retire from their positions on the Board. Rob Zack assumed his new role as director effective upon the date of this announcement, and the retirement of Fred O’Such and Jack Urquhart will become effective as of the Company’s 2006 Annual Meeting of Stockholders.

Human Resources

As of December 31, 2005, we employed 49 persons. Between September and December 2005, we eliminated 26 positions, or approximately 35% of our full-time staff, as part of a restructuring plan to streamline our operations and reduce our costs. None of our employees are represented by a labor union. We believe our relations with our employees are good.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, including any amendments filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, will be made available free of charge on or through the Company’s website, www.catalyticaenergy.com, as soon as reasonably practicable following the filing of the reports with the Securities and Exchange Commission. The contents of our website are not, and shall not be deemed to be, incorporated into this report.

Item 1A.                RISK FACTORS

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

We have incurred significant continuing losses since inception, and we may never achieve profitability.

We incurred losses of $13,466,000, $13,269,000 and $14,399,000 for the years ended December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005, we had an accumulated deficit of $138,483,000 and had not yet recorded significant revenues from commercial sales apart from revenues contributed by SCR-Tech, a business we acquired in 2004. Unless we significantly curtail or successfully secure third-party funding for our diesel emissions solutions development activities, we expect to continue to incur net losses for the foreseeable future and these losses are likely to be significant.

We exited our mobile diesel retrofit program in September 2005 and we recently decided to no longer pursue any further development or commercialization activities associated with our Xonon Cool Combustion product for small gas turbines after a decade of development work and expense in this business. We incurred significant losses in both businesses. There can be no assurance that our remaining active development activities will be successful or that our SCR Catalyst and Management Services business will be profitable. Further, there can be no assurance that Catalytica Energy will ever reach or sustain profitability.

We may need significant additional capital to operate our business or achieve profitability, and we may be unable to raise additional capital.

In general, our current and near-term capital requirements depend on numerous factors, including but not limited to our product development and commercialization activities, the timing and level of third-

party research and development funding, market acceptance of our products and our rate of sales growth. We face substantial uncertainties with respect to our business operations and we may not be able to achieve positive cash flow from our operations. Our current operating plans through fiscal 2006 are continually under review and may or may not include further developing our diesel emissions reduction solutions and expanding our SCR Catalyst and Management Services business.

The amount of capital required to complete our development programs is highly uncertain and depends on numerous factors, including technical issues associated with our ongoing development of Catalyst-Based Technology Solutions, the nature of partner participation and the amount and timing of any capital or technical contributions from such partners, the ability of third party suppliers to develop certain components in a timely manner, market and industry demands and requirements, and the cost of required regulatory reviews and approvals. Further, our selling, general and administrative (“SG&A”) expenses have been in excess of $6 million per year, and, although reduced as part of our 2005 restructuring activities, are expected to continue to be significant under our current business strategy. Thus, any delay in product development or commercial product launches will result in us continuing to incur significant SG&A expenses without corresponding revenues.

We believe that our available cash, cash equivalents and short-term investments (collectively “Cash”) in the amount of $21.3 million as of December 31, 2005 will provide sufficient capital to fund operations as currently conducted until at least December 31, 2007. However, if our overall Cash usage in 2006 or 2007 exceeds our current expectations because of higher capital expenditures, increased costs of development or commercialization, lower than anticipated revenues from SCR-Tech, lower government and third-party funding, higher SG&A expenditures or for any other reason, we may be required to raise additional funds to continue our operations as presently planned, significantly curtail our business operations and/or change our strategic direction. In particular, we currently estimate that the total remaining development costs for continuing to pursue our diesel OEM NOx and PM solutions for new, over-the-road diesel engines will be in excess of $10 million, and potentially substantially in excess of such sum. Our belief that we have sufficient funds through December 31, 2007, is significantly dependent on these costs not materially exceeding $10 million during this period. In addition, we may enter into mergers, acquisitions or other strategic arrangements which could require the use of cash, reducing our available capital prior to December 31, 2007, or which could require additional equity or debt financing. Moreover, the integration and operation of any business acquired could require significant expenditures that could materially and adversely impact our liquidity and capital resources. In this regard, our 2004 acquisition of SCR-Tech required significant cash outlays for acquisition-related payments and may potentially require future cash outlays to fund operations.

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

Beyond December 31, 2007, our cash requirements will depend on many factors, including but not limited to the market acceptance of our products, the ability of our diesel emissions reduction products to achieve market acceptance and commitments from significant industry participants, the timing and level of development funding from private and government sources, the ability of SCR-Tech to generate significant cash flow, the rate of expansion of our sales and marketing activities, the rate of expansion of our manufacturing capacity, and the timing and extent of research and development projects.

Risk of changes in government regulation.

Our business is significantly dependent on the nature and level of government regulation of emissions. Without government regulation of coal-fired power generation, SCR catalyst would not be used by utilities, there would be no need for utilities to acquire, clean or regenerate SCR catalyst, and SCR-Tech would have no business purpose. Further, changes in or adverse interpretations of governmental accounting or rate-based emissions regulations also could have a material adverse effect on our business. Without government regulation of diesel emissions, there would be no demand for our potential diesel emissions reduction products. Further, the level of this regulation will determine the required level of emission solutions required, and the rate of increase, if any, in regulation, will determine the potential growth in our target markets. Additionally, without the continued support of federal government agencies, such as the EPA, for the technology approach we are pursuing to reduce NOx emissions from mobile diesel engine applications, competing technology approaches could gain momentum in the U.S. marketplace as the technology path that will be pursued for meeting the 2010 emissions mandate. Although government regulation of emissions has become increasingly stringent in recent years, the growing costs associated with such regulations may limit the level of increase and scope of emissions requirements, which could limit the potential growth of our target markets. Any easing of governmental emissions requirements or the growth rate of such requirements could have a material adverse effect on our business.

Our acquisition of SCR-Tech and any significant transaction we may undertake could disrupt our business and harm our financial condition.

We regularly evaluate the status of our research and development activities, product and service offerings and associated market opportunities, and consider sales or discontinuation of businesses or product or service offerings, as well as strategic activities or opportunities, including business acquisitions or other strategic transactions that could positively impact shareholder value. We have limited experience in these types of transactions. We acquired SCR-Tech in February 2004, and there can be no assurance this acquisition will prove to be successful or ultimately beneficial to us. See “Additional Risks Relating to SCR Catalyst and Management Services.” The SCR-Tech acquisition and any future transactions, including mergers, acquisitions or similar transactions, entail a number of risks that could materially and adversely affect our business and operating results, including but not limited to:

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

•       the development and/or market acceptance of NOx adsorbers; and

•       Government regulations.

Our stock has traded below $1 in the recent past. If the price of our common stock declines and remains below $1 for 30 consecutive trading days, our common stock will be subject to de-listing by NASDAQ. In such event, if we are unable to regain compliance within a period of time specified by NASDAQ, our common stock could be moved to the OTC Bulletin Board, and the liquidity and value of our common stock likely would be negatively impacted.

We may have difficulty managing our current operations in light of recent management changes.

Currently our management team is responsible for the operations of our recently acquired SCR-Tech business, our diesel programs, exploring and evaluating potential acquisitions or divestitures and other strategic opportunities and other programs. In light of employee headcount reductions over the past few years, including management level employees, and the increasing number of Federal and NASDAQ securities regulatory requirements, substantial additional burdens have been placed on our management. Our former President and CEO Mike Murry resigned from his position with the Company effective June 30, 2005. Subsequent to Mr. Murry’s departure, Robert Zack, our CFO, was appointed President and CEO. Although our Board of Directors has formed a special committee to assist Mr. Zack with his expanded duties, this departure has further strained our management resources and required management and certain employees to assume additional duties. Further, if Mr. Zack were to depart, we would be required to find both a CEO and CFO to assume his duties. It may prove difficult for current management to successfully operate these differing areas and meet the demands and requirements of our diverse business activities. In addition, our former Senior Vice President of Business Development, Dominic Geraghty, ceased employment with us in September 2005. Management changes at SCR-Tech in early 2005 also have required increased management attention to SCR-Tech’s business. No assurance can be given that management resources will be sufficient to address current and future business activities or that we will not be required to incur substantial additional expenses to add to our management capabilities.

We have historically focused on research and development activities and have limited experience in marketing, selling and servicing our products.

We have primarily focused on research and development activities to date. To date, we only have limited experience marketing, selling and servicing our Xonon Cool Combustion systems, and we have recently ceased development and commercialization activities associated with this system and experienced significant financial losses. Further, we have no experience marketing, selling or servicing our diesel emissions reduction systems. We will have to expand our marketing and sales organization, as well as our maintenance and support capability as our products become commercially available. We may not be successful in our efforts to market and service our products, which could compromise our ability to increase our revenues.

If we are unable to attract or retain key personnel, our ability to adapt our technology to diesel engines or other products, to continue to develop and commercialize our technology, to effectively market our products and to manage our business could be harmed.

Our business requires a highly skilled management team and specialized workforce, including scientists, engineers, researchers, and manufacturing and marketing professionals who have developed essential proprietary skills. Our future success will therefore depend on attracting and retaining qualified management and technical personnel. We do not know whether we will be successful in hiring or retaining these qualified personnel. Our inability to hire qualified personnel on a timely basis, or the departure of key employees, could harm our existing business as well as our expansion and commercialization plans. We have experienced the departure of key personnel over the past few years, including the departure of our former President and CEO Mike Murry in June 2005. In addition, our continuing losses make it more difficult to attract and retain key personnel.

Certain of our processing and manufacturing equipment is unique to our business and would be difficult and expensive to repair or replace.

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

The prices of rhodium, palladium, platinum, molybdenum and vanadium, all of which are used in various components or our business, can be volatile. If the long-term costs of these materials were to increase significantly, we would attempt to reduce material usage or find substitute materials. If these efforts were not successful or if these cost increases could not be reflected in our price to customers, then our gross margins and profitability would be reduced.

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

We rely on a combination of patents, copyrights and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Our ability to compete effectively will depend, in part, on our ability to protect our proprietary technology, systems designs and manufacturing processes. In this regard, we recently entered into new emissions control solution markets with respect to diesel emissions technology and SCR Catalyst and Management Services in which we do not have as broad of intellectual property protection as we do in the NOx control solutions area for small gas turbines. Consequently, our ability to compete effectively in such new emission control solution markets may be adversely affected by our inability to exclude competitors based on our intellectual property position. The ability of others to use our intellectual property could allow them to duplicate the benefits of our products and reduce our competitive advantage. We do not know whether any of our pending patent applications will issue or, in the case of patents issued, that the claims allowed are or will be sufficiently broad to protect our technology or processes. Further, a patent issued covering one use of our technology may not be broad enough to cover uses of that technology in other business areas. Even if all our patent applications are issued and are sufficiently broad, they may be challenged or invalidated. We could incur substantial costs in prosecuting patent and other intellectual property infringement suits and defending the validity of our patents and other intellectual property. While we have attempted to safeguard and maintain our property rights, we do not know whether we have been or will be completely successful in doing so. These actions could place our patents, trademarks and other intellectual property rights at risk and could result in the loss of patent, trademark or other intellectual property rights protection for the products, systems and services on which our business strategy partly depends.

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

As a public company, we incur significant legal, accounting, and other expenses. In addition, both the Sarbanes-Oxley Act of 2002 and the rules subsequently implemented by the Securities and Exchange Commission and NASDAQ, have required changes in corporate governance practices of public companies. These new rules and regulations have already increased our legal and financial compliance costs and the amount of time and effort we devote to compliance activities. We expect these rules and regulations to further increase our legal and financial compliance costs and to make compliance and other activities more time-consuming and costly. In addition, we incur costs associated with our public company reporting requirements. Further, due to increased regulations, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We have attempted to address some of these attraction and retention issues by offering contractual indemnification agreements to our directors and executive officers, but this may not be sufficient. We continue to regularly monitor and evaluate developments with respect to these new rules with our legal counsel, but we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Because a small number of stockholders own a significant percentage of our common stock, they may exert significant influence over major corporate decisions, and our other stockholders may not be able to do so.

As of December 31, 2005, our executive officers, directors and greater than 5% stockholders controlled approximately 61% of our outstanding common stock. If these parties were to act together, they could significantly influence the election of directors and the approval of actions requiring the approval of a majority of our stockholders. The interests of our management or these investors may not always be aligned with the interests of our other stockholders.

Based on shares outstanding as of December 31, 2005, the funds managed by Morgan Stanley Capital Partners and their affiliates own approximately 19% of our outstanding common stock. The Morgan Stanley Capital Partners funds also have stockholder rights, including rights to appoint directors and registration rights. As a result, Morgan Stanley Capital Partners and its affiliates hold a substantial voting position in us and may be able to significantly influence our business.

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

We incurred additional liabilities as a result of our spin-off from Catalytica, Inc. For example, when the business of Catalytica Advanced Technologies, Inc. (“CAT”) was combined with ours, we became responsible for the liabilities of CAT. Additionally, we have obligations under the separation agreements we entered into with Catalytica, Inc., Synotex and DSM Catalytica Pharmaceuticals, Inc., the successor corporation to Catalytica, Inc. For example, we agreed to indemnify DSM for liabilities arising out of our business, the business of CAT and other liabilities of DSM not associated with the pharmaceuticals business it purchased from Catalytica, Inc., which could include, for example, potential environmental liabilities. We are also responsible for specified potential liabilities arising out of the distribution of our common stock by Catalytica, Inc. To date, no claims have been made against us pursuant to these indemnification provisions and, at December 31, 2005, we believe the likelihood of any material claim being made against us is remote. However, if any additional liabilities materialize, our financial results could be harmed.

ADDITIONAL RISKS RELATING TO SCR CATALYST AND MANAGEMENT SERVICES

In addition to the risks discussed elsewhere, any of which also could adversely impact our SCR-Tech subsidiary and its business, the following additional risks specifically relate to SCR-Tech and could negatively impact SCR-Tech and our entire company.

SCR-Tech has not been profitable and there can be no assurance SCR-Tech will become profitable.

SCR-Tech has not been profitable. SCR-Tech failed to generate significant new orders in the first half of 2005 for SCR catalyst cleaning and regeneration services, which accounted for approximately 90% of SCR-Tech’s revenues in 2004. Backlog as of December 31, 2005 for SCR Catalyst and Management Services was approximately $3,128,000 including $185,000 of deferred revenues. No assurance can be given that SCR-Tech will be able to generate significant SCR management services revenues or an increase in SCR catalyst cleaning and regeneration services revenues or that SCR-Tech will be profitable in 2006 or in any future period.

We are dependent on management at SCR-Tech for success in its business.

William J. McMahon was appointed president of SCR-Tech effective March 21, 2005, and is responsible for reinvigorating the business of SCR-Tech. Mr. McMahon has limited experience specifically associated with SCR Catalyst and Management Services; thus, no assurance can be given that Mr. McMahon will continue to be successful in reinvigorating the business of SCR-Tech. In June 2005, SCR-Tech appointed Robert Deneault as vice president of sales and marketing, and Dr. Howard Franklin as director of technology. Both Deneault and Franklin are seasoned industry veterans with more than 60 years of combined experience in the power generation industry. While both individuals have prior experience relating to SCR system operations, they both have limited experience specifically associated with SCR-Tech’s service offerings. The success of SCR-Tech’s business will be significantly dependent upon the management of SCR-Tech. There can be no assurance that the management of SCR-Tech will be able to successfully operate SCR-Tech’s business or that the loss of any of SCR-Tech’s key personnel will not have an adverse affect upon the business of SCR-Tech.

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

SCR-Tech offers SCR catalyst cleaning, rejuvenation and regeneration, as well as SCR system management and consulting services. The size and growth rate for this market will ultimately be determined by a number of factors, including environmental regulations, the growth in the use of SCR systems to reduce NOx and other pollutants, the length of operation of SCR systems without the need for cleaning, the differences, if any, in the accounting and rate-base effect of using regenerated SCR catalyst as compared to new SCR catalyst as adopted or approved by applicable federal and state regulatory authorities, rejuvenation or regeneration, the expansion of warranty coverage from SCR catalyst OEMs, the cost of new SCR catalyst, and other factors, most of which are beyond the control of SCR-Tech. There is limited historical evidence in North America as to the cycle of replacement, cleaning and regeneration of SCR catalyst so as to accurately estimate the potential growth of the business. In addition, the number of times a catalyst can be regenerated is unknown, which also may affect the demand for regeneration in lieu of purchasing new catalyst. Any delay in the development of the market could significantly and adversely affect the value of SCR-Tech and the nature of any return on our acquisition of SCR-Tech.

SCR-Tech may be subject to vigorous competition with very large competitors that have substantially greater resources and operating histories.

Although there does not appear to be a direct competitor in the business of SCR catalyst regeneration in North America, we are aware of at least one other company, Enerfab, Inc. (which uses a process developed by Envirgy/Integral), providing SCR catalyst management, rejuvenation and cleaning services. There also are a number of SCR catalyst manufacturers with substantial parent companies that may seek to maintain market share by significantly reducing or even eliminating all profit margins. These companies include Cormetech Inc. (owned by Mitsubishi Heavy Industries and Corning, Inc.), Argillon GmbH (formerly Siemens), BASF / CERAM,  Haldor-Topsoe, Inc. and Hitachi America. Further, if the SCR catalyst regeneration market expands, competitors could emerge. If the intellectual property protection acquired by us becomes weakened, competition could more easily develop.

SCR-Tech’s business is subject to potential seasonality.

Because some utilities and independent power producers (“IPPs”) currently operate their SCR units only during the “ozone season” (May 1-September 30), SCR-Tech’s business may be more limited than if SCR units were required to operate on a continual basis. The NOx SIP Call was configured to impose a summer ozone season NOx limitation over 19 states and the District of Columbia. During this period, utilities and IPPs seek to operate their SCR catalyst at maximum capacity so as to reduce NOx emissions during this period. During non-ozone season periods, most operators currently have limited (if any) requirements to run their SCR systems. Unless and until such regulations are tightened, much of SCR-Tech’s business may be concentrated outside the ozone season each year. This will likely result in less business than if SCR units were required to be operated throughout the year and this also may result in quarters of relatively higher cash flow and earnings and quarters where cash flow and earnings may be minimal. These potential fluctuations in revenues and cash flow during a year may be significant and could materially impact our quarterly earnings and cash flow. This may have a material adverse effect on the perception of our business and the market price for our common stock.

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

SCR-Tech is still dependent on ENVICA.

SCR-Tech has required assistance of an affiliate of one of the former owners of SCR-Tech, ENVICA Kat GmbH, to successfully complete certain contracts. In addition, SCR-Tech has been relying to a limited extent on the assistance of ENVICA on various technical and support matters relating to its business. There can be no assurance that SCR-Tech and its current employees will be ultimately able to successfully operate the business or expand the business without the continued assistance of ENVICA. Further, there can be no assurance that SCR-Tech will not incur significant unanticipated technical problems and costs which could adversely affect SCR-Tech’s business.

SCR-Tech is highly dependent upon the strength of its intellectual property to protect its business.

In addition to the intellectual property risks relating to ongoing dealings with ENVICA, there can be no assurance the intellectual property acquired by us as part of the acquisition of SCR-Tech will prove sufficient or enforceable or that our activities will not infringe the rights of competitors or other third parties. The infringement representation and indemnification from SCR-Tech’s sellers to us is short and of limited value. Further, much of the intellectual property from ENVICA is in the form of trade secrets, for which patent protection is not available or being sought.

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

SCR-Tech may require unexpected capital expenditures to expand its production facilities.

SCR-Tech does not own its regeneration site; instead it leases it from Clariant Corporation, the U.S. subsidiary of a Switzerland-based public company. We believe this site is sufficient to meet SCR-Tech’s anticipated production requirements for 2006 and 2007. However, orders for SCR regeneration services have increased significantly in recent months, and it is possible that SCR-Tech’s currently facilities may prove inadequate to meet unanticipated increased demand for regeneration services. Although we believe SCR-Tech’s current site allows for building additional regeneration facilities, including a doubling of current capacity, such construction could require significant capital expenditures, necessary permitting and time for construction. There can be no assurance that SCR-Tech could meet the demands of a rapid increase in orders in a timely manner. Any failure to timely fulfill such orders could have an adverse impact on SCR-Tech’s business.

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

Risks of Purchasing Used SCR Catalyst

SCR-Tech’s primary business involves the cleaning and regenerating of customer-owned SCR catalyst. In certain instances, however, SCR-Tech may purchase used or “spent” catalyst from utilities for regeneration. This may occur, for example, when a utility must sell catalyst for accounting reasons or when a utility wishes to avoid the costs and potential hazardous waste issues associated with the disposal of used or “spent” catalyst. SCR-Tech may purchase SCR catalyst for a nominal sum and then regenerate such catalyst for immediate sale, or may purchase spent SCR catalyst on an opportunistic basis for future regeneration and sale. The purchase of spent SCR catalyst involves additional potential risks to SCR-Tech. First, spent SCR catalyst includes significant hazardous waste. Unlike the regeneration of customer-owned SCR catalyst, the purchase of spent SCR catalyst requires SCR-Tech to take ownership or “title” to the SCR catalyst, which may potentially increase SCR-Tech’s environmental risk exposure. Further, if SCR-Tech cannot find a customer to purchase the regenerated catalyst, then SCR-Tech will be required to either store the spent catalyst, with all of the risk inherent in holding catalyst which has not been regenerated and contains hazardous waste, or incur significant costs to dispose of the spent catalyst in a manner which complies with the strict requirements to dispose of potentially hazardous wastes. It is unclear as to the amount of SCR catalyst which SCR-Tech may purchase, but it is possible such purchases ultimately may be substantial, which would potentially significantly increase the risk profile of SCR-Tech’s business.

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

We may never complete the research and development of commercially viable emissions control solutions for diesel engines.

We are in the very early development stage associated with emissions control solutions for diesel engines. We do not know when or whether we will successfully complete research and development of a commercially viable product in the diesel OEM or stationary diesel genset markets. Economic and technical difficulties may prevent us from completing development of products for diesel engines or commercializing those products. Furthermore, a viable market for our product concept may never develop. If demand for our emissions control solutions were to develop in the diesel OEM or stationary genset markets using our emissions control solutions, we likely would face intense competition from various competitors, including large diesel engine OEMs, and we may be unable to compete successfully. In addition, diesel engine OEMs and other competitors may create technology alternatives that could render our systems obsolete prior to commercialization. Moreover, we may conclude that the potential return from our investment in the diesel OEM or stationary diesel genset markets does not justify our continued investment in these opportunities, and thus decide to shut-down this program. In this regard, we recently terminated our diesel retrofit program, which resulted in the loss of our investment in such program. Further, no assurance can be given that we will not incur substantial expenses to discontinue these remaining business programs, including personnel reduction costs, environmental clean-up and equipment disposal costs, lease termination expenses and other shut-down related costs.

We may not have sufficient capital to complete development of a commercially viable emissions control solution for diesel engines.

Even if we ultimately overcome all the technical and business hurdles described herein to develop a commercially viable diesel emissions product, we may never have the opportunity to fully undertake the necessary development because of the significant financial requirements to develop a commercial product. We currently estimate that the total remaining development costs for continuing to pursue our diesel OEM NOx and PM solutions for new, over-the-road diesel engines will be in excess of $10 million, and potentially substantially in excess of such sum. We likely will not have sufficient capital to complete necessary development and commercialization work without a significant financial or equivalent commitment from diesel OEM’s or suppliers, especially since we would be unlikely to receive any significant commercial revenues from a product until 2009. If we determine that we do not have the financial capability to complete the necessary development and commercialization work, then we may determine not to continue pursuing some or all of our diesel-related programs even if we believe we ultimately could solve all technical and business problems related to a product launch and even if we believe that the financial benefits of completing such a product would be significant. If we reach such a conclusion, then we likely would find it necessary or desirable to sell or shut down our efforts in the diesel emission control solutions. In such event, we likely would realize little if any significant value from our investment in the diesel emissions control solution market. Further, the costs of discontinuing our diesel emissions control solutions business may exceed any value from a sale of this business as a result of shut-

down related costs, such as personnel expenses and any environmental clean-up and equipment disposal costs.

We will be heavily dependent on developing relationships with diesel industry companies, including large diesel OEMs or suppliers to OEMs, and their commitment to adopt and market our diesel emissions reduction technology for their or their customers’ diesel engines in order to enter the diesel OEM marketplace; any agreements with these diesel industry companies may limit our market opportunities.

In order to take advantage of the opportunities for NOx control solutions in the diesel OEM market, we must develop a solution that results in significant NOx reduction (approximately 90%) to meet impending United States, European Union or Japanese requirements for diesel engines. This will require us to partner with one or more diesel industry companies, including large diesel OEMs or suppliers to OEMs. Until we can demonstrate the viability of our diesel fuel processor for the diesel OEM market, it is unlikely we can develop the necessary OEM or OEM supplier relationships. Our failure to commercialize a diesel retrofit solution could adversely impact our ability develop the necessary credibility with diesel OEMs or suppliers with respect to our diesel OEM solutions.

Even if we are successful in entering into agreements with a diesel OEM or OEM supplier, the agreements may provide the OEM with the right to be the exclusive market channel for distribution of our technology and may otherwise limit our ability to enter into other OEM or OEM supplier agreements. An agreement may provide for exclusivity for particular engine sizes and for limited periods of time. The agreements also may provide that either party can terminate the agreement, but not necessarily the exclusivity provision. A decision by an OEM or OEM supplier to discontinue the commercialization of our technology in certain engines could significantly limit or foreclose our access to the market for those engines or prevent us from entering into agreements with other OEMs or OEM suppliers regarding the application of our technology to some of their competing engines.

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

We have not entered into commercial arrangements with suppliers of the key components which may be required for our diesel emissions reduction solutions. We do not know when or whether we will secure arrangements with suppliers of required materials and components for our diesel products, even if they are successfully developed, or whether these arrangements will be on terms that will allow us to achieve our objectives. Even if we can develop a commercially viable diesel OEM or stationary diesel genset solution, if we are unable to obtain suppliers of all the required materials and components for our systems, our business could be harmed. A supplier’s failure to supply materials or components in a timely manner, its failure to supply materials or components that meet our quality, quantity or cost requirements, or our inability to obtain substitute sources of these materials and components on a timely basis or on terms acceptable to us, could harm our ability to manufacture our diesel solutions.

We may be subject to significant competition from companies including those that may have substantially greater resources and market credibility.

The size of the diesel OEM and stationary diesel genset markets has attracted a number of significant participants. In the diesel OEM market, there are a number of significant competitors, including Arvin Meritor, Eaton Corporation and Delphi Corporation and the major diesel OEMs such as Cummins, Caterpillar, Detroit Diesel, ITEC and Volvo. Some of these competitors have announced solutions for the 2007 NOx regulations. Further, these competitors also have substantially greater resources and credibility than we do in this market. There can be no assurance that we can successfully compete in either the diesel OEM or diesel genset markets, even if we were to develop a technologically feasible emissions solution in these markets.

Alternate technologies may provide a more effective solution than our diesel NOx reduction technology.

Even if we are able to develop and commercialize a NOx reduction solution for diesel engines, there can be no assurance that any such solution will be either practical or cost-effective. Currently, a number of competitors have developed verified NOx control solutions in the diesel retrofit market and a number of competitors have developed announced solutions in the diesel OEM market to comply with the United States 2007 regulations. These solutions are based on different technology than the basis for our proposed NOx solution, including EGR and other advanced engine controls. An additional potential competitive threat may come from proven SCR technology. We are aware that some European diesel engine OEMs have implemented SCR for heavy-duty diesel engine applications in Europe to meet the Euro IV emissions standards took effect in October 2005. Although we believe our proposed solution, if successful, will constitute a cost-effective and competitive solution in the diesel OEM market, no assurance can be given that alternate technologies will not prove to be more reliable or otherwise more successful in the market.

Failure to successfully demonstrate our technology in field tests could negatively impact demand for our products.

We have recently encountered technical problems associated with our diesel retrofit product, specifically related to the performance and integration of various third-party components and have terminated this program. We also may encounter technical problems in connection with our other diesel products for a number of reasons, including the failure of our technology or the technology of third parties, or our failure to maintain and service our products properly. Many of these potential problems and any resulting commercial delays are beyond our control. Any problem or perceived problem with our field tests could materially harm our reputation and impair market acceptance of, and demand for, our products.

We may not meet our product development and commercialization milestones, which could have a material adverse effect on our operations.

We have established product development and commercialization milestones that we use to assess our progress toward developing commercially viable emissions control solutions for our diesel engine applications. These milestones relate to technology and design improvements as well as to dates for achieving product development goals. To gauge our progress, we operate, test and evaluate our diesel products under various testing conditions. If our systems exhibit technical defects or are unable to meet cost or performance goals, including targeted levels of NOx or PM reduction, temperature variability, durability and fuel economy, our commercialization schedule could be delayed and potential purchasers of our initial commercial products may decline to purchase them or choose to purchase alternative technologies. We have in the past failed to achieve announced technical milestones and we cannot be sure that we will successfully achieve our milestones in the future or that any failure to achieve these milestones will not result in potential competitors gaining advantages in our target market. Failure to meet publicly announced milestones could also have a material adverse effect on our operations.

Significant warranty and product liability risks could arise from our diesel emissions reduction solutions.

Even if we are able to successfully develop and commercialize emissions control solutions for the diesel OEM, or stationary diesel genset markets, we will be required to provide product warranties. It is unclear as to the nature of these warranties at this time, but the warranties are likely to include NOx or PM reduction at agreed upon levels for substantial time and/or mileage requirements. If we are unable to satisfy these warranties, we could incur significant liability to diesel OEMs and potentially end users, including consumers. In addition, the manufacture, sale and distribution of our diesel fuel processor could expose us to potential product liability to customers and end users, including consumers. Any such liability could be significant and may not be insurable.

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

ADDITIONAL RISKS RELATING TO RESTRUCTURING ACTIVITIES AND RECENT DEVELOPMENTS

In addition to the risks discussed elsewhere, any of which could adversely impact our operations, the following additional risks particularly relate to our restructuring activities and recent developments and could negatively impact our entire company.

We have ceased any further development or commercialization efforts associated with our Xonon Cool Combustion product for gas turbines and we are exploring strategic alternatives for such business. We may not realize any significant value from such alternatives.

We have ceased any further development or commercialization efforts associated with our Xonon Cool Combustion product for gas turbines as a result of the adverse state of the small gas turbine market, continuing delays in OEM commercial timelines, lack of OEM funding commitments and continuing expenses in continuing development and commercialization activities without any significant revenues or prospects of significant revenues. In September 2005 we announced our election to terminate our Xonon Module Supply Agreement with Kawasaki Gas Turbines-Americas (“Kawasaki”), effective December 13, 2005, having determined that there was no business or financial justification to continue the agreement on its current terms. We terminated our Collaborative Commercialization and License Agreement with General Electric (“GE”) on March 13, 2006, after GE informed us that it did not intend to pursue commercialization of a Xonon-equipped GE gas turbine.

We are currently exploring whether we can sell our Xonon-equipped gas turbine business. However, we may not receive any significant value from such a sale. If there is no buyer, we will incur expenses to discontinue this business program, including personnel reduction costs, environmental clean-up and equipment disposal costs, lease termination expenses and other shut-down related costs.

We are involved in a contract dispute with Kawasaki that could result in adverse financial consequences and a diversion of resources and management time and attention from business operations.

In September 2005 we announced our election to terminate our Xonon Module Supply Agreement with Kawasaki Gas Turbines-Americas (“Kawasaki”), effective December 13, 2005, having determined that there was no business or financial justification to continue the agreement on its current terms. After receiving notice of such termination, but prior to December 13, 2005, Kawasaki purported to place an order for 27 Xonon modules at a total price of approximately $1 million which we rejected. Kawasaki has disputed our rejection of the purchase order and has indicated it may seek arbitration of the dispute pursuant to the Supply Agreement. We do not believe we have any obligation to fill this order upon the terms proposed by Kawasaki or on any other terms. Further, we do not believe we have the manufacturing capabilities to fill such an order, and even if we did, we believe the cost of completing such order would be substantially in excess of the $1 million order price. Thus, if Kawasaki was to seek arbitration and an arbitrator was to order us to complete the order, we would suffer significant losses. However, the Supply Agreement contains a maximum limit on damages in the amount of the order price, which we believe should limit any potential damages in arbitration. There can be no assurance, however, as to the result of any arbitration or the amount of damages which could occur if Kawasaki was to prevail in such an arbitration or other litigation. In addition, resolution of this dispute, whether by litigation, arbitration or otherwise, could divert our management and key personnel from our business operations.

We may never complete the research and development of a commercially viable fuel processor to be utilized with PEM fuel cell applications.

In October 2005, we completed work on a $11,658,000 DOE cost-shared contract initiated in October 2001 associated with the development of a compact fuel processor that could convert conventional fuels, such as gasoline, to hydrogen to power proton exchange membrane (“PEM”) fuel cells, with applications in automotive, stationary, auxiliary and back-up power. Due to a lack of continued funding or partner commitments and our efforts to rationalize our ongoing operations, we are no longer conducting research or development activities associated with fuel processing for fuel cell applications.

We do not believe that our PEM fuel cell business has any signficant value at this stage of development, and thus we do not believe we could realize any signficant value from a sale of this business.

Item 1B.               UNRESOLVED STAFF COMMENTS

None.

Item 2.                        PROPERTIES

Our research and development facility, consisting of portions of two leased buildings covering approximately 32,500 square feet, is located in Mountain View, California. This lease expires on December 31, 2006, with an option to renew for one additional year. We currently sublease approximately 7,300 square feet at this site.

Our manufacturing operations and executive offices are located in Gilbert, Arizona in an approximately 43,000 square feet facility we purchased in 2002. We currently lease to tenants approximately 16,000 square feet of this facility. This property was listed for sale in November 2005.

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

PART II

Item 5.                        MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Catalytica Energy Systems, Inc. common stock is listed on the NASDAQ National Market under the symbol “CESI.” The following table sets forth high and low closing prices per share for our common stock as quoted on the NASDAQ National Market during each quarter of 2004 and 2005. Such prices represent inter-dealer prices and do not include retail mark-ups or mark-downs or commissions and may not represent actual transactions.

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Common stock price per share:
High	$4.19	$3.63	$2.83	$2.53
Low	3.33	2.82	2.01	1.77

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Common stock price per share:
High	$2.81	$2.35	$2.02	$1.29
Low	2.00	1.79	1.40	0.97

As of March 17, 2006, there were 712 holders of record of our common stock, as shown on the records of our transfer agent. The number of record holders does not include shares held in “street name” through brokers.

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

Securities Authorized for Issuance under Equity Compensation Plans

	Number of Securities to be Issued upon Exercise of Outstanding Options and Conversion of Restricted Stock Units	Weighted-Average Exercise Price of Outstanding Options	Common Stock Reserved for Future Issuance
Plans approved by stockholders:
1995 Stock Option Plan	2,462,212	$5.21	4,199,772
2000 Employee Stock Purchase Plan	—		1,089,202
Total	2,462,212		5,288,974

Item 6.                        SELECTED CONSOLIDATED FINANCIAL DATA

The following table contains selected consolidated financial data as of and for each of the five years ended December 31, 2001, 2002, 2003, 2004 and 2005 that were derived from our consolidated financial statements, which were audited by Ernst & Young LLP, independent registered public accounting firm. The selected consolidated financial data are qualified by reference to, and should be read in conjunction with, our financial statements and the notes to those consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations. No cash dividends were declared in any of the years presented.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$3,529	$5,601	$3,498	$4,795	$5,523
Expenses:
Cost of revenues(A)	4,709	5,227	4,341	5,977	9,957
Research and development(A)	7,470	7,498	6,919	8,252	4,665
Selling, general and administrative	7,440	6,339	7,224	9,654	7,017
Legal settlements(B)	—	—	—	—	3,250
Total expenses	19,619	19,064	18,484	23,883	24,889
Operating loss	(16,090)	(13,463)	(14,986)	(19,088)	(19,366)
Loss on equity investments(C)	—	—	—	—	(707)
Impairment charge to implied goodwill of an equity investment(D)	—	—	—	—	(2,145)
Interest and other income(E)	3,253	758	823	1,405	2,672
Interest expense	(629)	(564)	(236)	(191)	(43)
Net loss	$(13,466)	$(13,269)	$(14,399)	$(17,874)	$(19,589)
Basic and diluted net loss per share	$(0.75)	$(0.74)	$(0.81)	$(1.02)	$(1.33)
Weighted average shares used in computing basic and diluted net loss per share	18,048	17,850	17,669	17,529	14,747
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$21,332	$35,592	$52,682	$66,770	$87,647
Total assets	$36,345	$51,517	$61,685	$77,021	$95,140
Long-term debt and capital lease obligations(F)	$3,051	$6,402	$3,245	$3,250	$123
Total liabilities	$7,300	$9,178	$6,458	$7,842	$8,418
Total stockholders’ equity	$29,045	$42,339	$55,227	$69,179	$86,722

(A)       Decrease from 2001 through 2003 due to decline in externally funded research and development, which is classified as cost of revenues. Increase in 2004 due to acquisition of SCR-Tech. Total R&D expenses, including those classified as cost of revenues, are as follows:

	2005	2004	2003	2002	2001
R&D cost of revenues	2,263	2,746	4,341	5,977	9,957
R&D	7,470	7,498	6,919	8,252	4,665
Total R&D expenditures	9,733	10,244	11,260	14,229	14,622

(B)        Legal settlement recorded in 2001 with respect to a complaint filed by the City of Glendale, California in 2000.

(C)        Pro-rata share of losses recorded under the equity method of accounting for investments in Novodynamics and Genxon. The equity method of accounting for these investments was discontinued when the net book carrying value of those investments reached zero.

(D)       Impairment in the carrying value of the equity investment in Novodynamics deemed other than temporary; resulting in an impairment charge of $1,645,000.

(E)        Follow-on stock offering in 2001, which generated $47,642,000 in cash; resulting in increase in interest income in 2001. Gain on the settlement of future acquisition payments related to purchase of SCR-Tech in 2005 resulted in gain of $2,105,000.

(F)         Increase in 2002 related to term loan applied to the purchase of a manufacturing and administrative facility in Gilbert, Arizona. Increase in 2004 related to debt incurred in the acquisition of SCR-Tech.

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

We provide innovative products and services for emissions control solutions in the power generation and transportation industries. Our business is focused on the emissions control market, with a primary focus on nitrogen oxides (“NOx”). Increasingly stringent air quality regulations have resulted in tighter emissions restrictions being imposed on a variety of combustion-related applications. NOx emissions, which are a precursor to smog formation, have become a key target of government-imposed emissions regulations, creating a significant opportunity for innovative, cost-effective NOx control solutions.

Through our SCR-Tech subsidiary, we offer a variety of services for coal-fired power plants that use selective catalytic reduction (“SCR”) systems to reduce NOx emissions. These services include SCR catalyst management, cleaning and regeneration, as well as consulting services to help power plant operators optimize efficiency and reduce overall NOx compliance costs (collectively “SCR Catalyst and Management Services”). Our business activities also include the design, development, manufacture and servicing of advanced products based on our proprietary catalyst and fuel processing technologies to offer cost-effective solutions for reducing diesel engine emissions. Our Xonon® Diesel Fuel Processing technology is designed to facilitate a significant reduction in NOx and particulate matter (“PM”) emissions from mobile and stationary diesel engine applications by improving the performance of NOx adsorber catalyst systems and diesel particulate filters.

In September 2005, we discontinued development of our diesel retrofit product. In October 2005, we completed work on our Department of Energy-funded development of a compact fuel processor that sought to convert conventional fuels to hydrogen to power proton exchange membrane fuel cells and we are no longer conducting research or development activities associated with fuel processing for fuel cell applications. In February 2006, we announced that we are no longer conducting development or commercial activities associated with our Xonon Cool Combustion product for gas turbines.

We plan to continue evaluating our business in 2006 to identify opportunities to further streamline our operations and reduce overhead as we seek to enhance our ability to capitalize on the longer-term commercial prospects we anticipate for the Company and maintain financial viability. The outcome of this evaluation could include additional headcount reductions, discontinuing other business activities, downsizing our facilities, and other strategic initiatives to seek to realize value from our diverse asset and technology base and reduce cash consumption.

We are currently conducting our business through the following two business segments:

1.                Catalyst regeneration, rejuvenation, cleaning and management services for SCR systems used by coal-fired power generation facilities to reduce NOx emissions—our SCR Catalyst and Management Services (“SCMS”) segment; and

2.                Designing, developing and manufacturing advanced products based on our proprietary catalyst and fuel processing technologies, primarily focused on cost-effective solutions for reducing emissions from diesel engine applications—our Catalyst-Based Technology Solutions (“CBTS”) segment.

Results of Operations

The following summary presents the results of operations and changes from comparable periods for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	Year Ended December 31,			Annual Change
	2005	2004	2003	2005/2004	2004/2003
Revenues
SCR catalyst & management services	$1,725	$2,960	$—	$(1,235)	$2,960
Research and development	1,804	2,641	3,498	(837)	(857)
Total revenues	3,529	5,601	3,498	(2,072)	2,103
Costs and expenses:
Cost of revenues	4,709	5,227	4,341	(518)	886
Research and development	7,470	7,498	6,919	(28)	579
Selling, general and administrative	7,440	6,339	7,224	1,101	(885)
Total costs and expenses	19,619	19,064	18,484	555	580
Operating loss	(16,090)	(13,463)	(14,986)	(2,627)	1,523
Interest and other income	3,253	758	823	2,495	(65)
Interest expense	(629)	(564)	(236)	(65)	(328)
Net loss	$(13,466)	$(13,269)	$(14,399)	$(197)	$1,130

Comparison of the years ended December 31, 2005, 2004 and 2003:

REVENUES

SCR Catalyst and Management Services revenues (after February 20, 2004) result primarily from catalyst cleaning and regeneration services. Additionally, the Company provides SCR catalyst management and consulting services, including catalyst inspection, performance testing and analysis, catalyst specification, and computer simulation to help power plant operators improve their SCR system performance and achieve cost-effective NOx compliance. Research and Development revenues in the periods presented include revenues generated from research and development (“R&D”) contracts funded by gas turbine manufacturers and government sources for fuel processor, diesel and gas turbine technology development. These R&D contracts provide for partial recovery of our direct and indirect costs. In addition, R&D revenues in the periods presented may include proceeds from the sale of our Xonon Cool Combustion modules to original equipment manufacturers (“OEMs”).

We expect SCR Catalyst and Management Services to continue to be a significant component of revenue for the foreseeable future. However, this revenue is project-based, and as such, the timing of those revenues varies from period-to-period. We expect to continue to pursue funded research programs. Most of our R&D contracts are subject to periodic review by our funding partners, which could result in modifications to project scope, termination of funding, or schedule delays. We cannot ensure we will continue to receive R&D funding. In return for funding development, collaborative partners may receive certain rights in the commercialization of any resulting technology, including royalty payments on future sales (see “Other Commitments”). The timing of revenues from R&D contracts varies from year to year, and from contract to contract, based on the terms agreed upon by us and the customer or funding party. Due to the nature of R&D funding, period-to-period comparisons of R&D revenues are not necessarily meaningful and should not be relied upon as indications of future performance. It is likely that 2006 funding will be significantly below 2005 levels due to the completion in 2005 of several revenue producing R&D contracts.

SCR Catalyst and Management Services revenues decreased in 2005 despite having a full year of operations in 2005 versus just over 10 months in 2004. The decrease was largely attributable to a limited backlog of orders at the beginning of the year combined with a disruption in the business early in 2005 resulting from a changeover in SCR-Tech management. Due to the protracted time often required to complete a sale, many of the orders received after the new management team was in place could not be completed in 2005 and are reflected in backlog as of December 31, 2005. R&D Revenues decreased due to the completion of several large contracts in 2005. The largest of these completed contracts was a multi-year program funded by U.S. Department of Energy to develop fuel processors for use with fuel cells (the “DOE Fuel Processor Program”), and a program funded by EPRI relating to the development of a NOx reduction solution for stationary diesel generators. Completion of these programs in 2005 resulted in $698,000 and $432,000 decreases in funding, respectively, compared with funding received in 2004. Partially offsetting these decreases in funding was $202,000 of additional funding received from the Texas Commission on Environmental Quality in support of an on-vehicle demonstration of the Company’s mobile diesel retrofit solution, which was also completed in 2005

The majority of the increase in revenue during the year ended December 31, 2004 compared to 2003 consists of the following: incremental revenue of $2,960,000 from SCR Catalyst and Management Services following the Company’s acquisition of SCR-Tech in February 2004 and a $456,000 increase in revenue from new diesel R&D programs commencing in the third quarter. Partially offsetting these increases was a $1,134,000 reduction in government and OEM funding, as development efforts under certain gas turbine programs were completed, in addition to a $201,000 decline in funding associated with the DOE Fuel Processor Program.

We believe 2006 SCR Catalyst and Management Services revenues will exceed 2005 revenues due to a backlog in excess of $3,100,000 as of December 31, 2005, including $185,000 of deferred revenue. Backlog as of December 31, 2004 was approximately $775,000, including $190,000 of deferred revenue. With respect to revenues generated from R&D contracts, however, it is likely that 2006 funding will be significantly below 2005 levels due to the completion in 2005 of several revenue producing R&D contracts. Accordingly, we anticipate that SCR Catalyst and Management Services revenues will constitute the vast majority of our revenues in 2006. We have identified potential funding sources for our Diesel OEM and Diesel Genset programs; however, we have not yet secured funding from those sources and the availability of such funding is not certain.

COST OF REVENUES

R&D expenses relating to government and OEM funded programs are classified as cost of revenues. Expenses relating to internally funded programs are classified as R&D. Accordingly, shifts in effort between government and OEM funded programs versus internally funded programs produce period-to-period variances in cost of revenues and R&D expenses.

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

The decrease in cost of revenues during the year ended December 31, 2005 compared to 2004 consisted of reduced activity on government and OEM funded programs in 2005 as several such programs were completed in 2005. Cost of revenues for SCR Catalyst and Management Services are primarily fixed costs and, therefore, did not decline substantially despite a decrease in revenues.

The majority of the increase in cost of revenues during the year ended December 31, 2004 compared to 2003 consisted of $2,401,000 in incremental expenses from SCR Catalyst and Management Services, offset by a $1,595,000 decrease in cost of R&D contracts (primarily direct labor, consulting services and supplies), resulting from reduced activity relating to government and OEM funded contracts; in addition to reduced overhead between comparative periods resulting from focused expense reduction efforts and increased utilization of internal resources.

RESEARCH AND DEVELOPMENT EXPENSES

R&D expenses include compensation and benefits for engineering and manufacturing staff, fees for contract engineers, materials to build prototype units, amounts paid to outside suppliers for subcontracted components and services, supplies, facilities and information technology costs. We expense all R&D costs as incurred. R&D expenses incurred in connection with government and OEM funded contracts are reported as cost of revenues. Total R&D expenses, including those classified as cost of revenues, were $9,733,000, $10,244,000, and $11,260,000, for the years ended December 31, 2005, 2004, and 2003, respectively.

Although total R&D expenditures decreased $511,000 in 2005 compared with 2004, the amount of such costs incurred on government and OEM funded programs, and therefore classified as cost of revenues in the accompanying consolidated statement of operations, decreased by $483,000, resulting in a net decrease in expenses classified as research and development of only $28,000. This $28,000 decrease, however, was net of $464,000 of personnel-related costs and $318,000 of impairment charges resulting from the termination of our diesel retrofit program and resulting reorganization in 2005 as well as $320,000 of impairment charges and $155,000 of inventory write-downs relating to the slowdown in activity and reduced market prospects of our small gas turbine program. These restructuring and impairment charges were more than offset by savings in consulting, other outside services and supplies of roughly $600,000 due to reduced R&D activity and the transition of our diesel retrofit program from prototype to on-vehicle testing, savings of roughly $452,000 in personnel-related expenses resulting from headcount reductions made in connection with the reorganization, savings of $187,000 related to the closure of a gas turbine test facility in late 2004 and savings resulting from overall cost reduction efforts which have been underway since 2004.

The majority of the increase in R&D expenses during the year ended December 31, 2004 compared to 2003 consisted of a $1,246,000 increase in direct labor and fringe benefits incurred on internally funded programs, primarily relating to the development of diesel applications. Offsetting this increase was a $754,000 decrease in salaries and fringe benefits resulting from headcount reductions in the fourth quarter of 2003 and the first quarter of 2004.

We expect total R&D expenses, including those classified as cost of revenues, will continue to decrease during 2006 as compared to 2005 due to the headcount reductions in the third and fourth quarters of 2005, the termination of the diesel retrofit and DOE Fuel Processor programs in 2005 and our plans to no longer conduct R&D activities associated with gas turbines. Our research and development efforts in 2006 are expected to focus primarily on our diesel OEM programs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A includes compensation, benefits and related costs of corporate functions, which include management, business development, marketing, human resources, sales and finance, and un-allocated facilities and IT costs.

The increase in SG&A expenses in 2005 as compared with 2004 is largely attributable to $563,000 of personnel-related costs resulting from the termination of our diesel retrofit program and resulting reorganization, $541,000 of additional consulting and professional fees incurred in connection with our restructuring and related activities, employment issues related to the senior management changes at SCR-Tech, market studies and other corporate matters. In addition, 2004 included a favorable adjustment to a decommissioning reserve of $155,000 while 2005 included a $192,000 favorable adjustment to the reserve for bad debts as a result of collection of a note which had been fully reserved for in prior years.

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

We expect SG&A for 2006 to decrease as compared to 2005 due to both the one-time and ongoing impacts of our restructuring activities in 2005 and further reductions in overhead expenditures resulting from our ongoing cash conservation efforts.

INTEREST AND OTHER INCOME

Interest income is generated from money market and short-term investments. Other income consists of rental income generated from the leasing of certain portions of our Gilbert, Arizona building and other non-operating gains and losses.

Interest and other income increased in 2005 as compared to 2004 primarily because of a $2,105,000 gain recognized in connection with our settlement of the remaining SCR-Tech acquisition liability for substantially less than its recorded amount. The increase also reflects increased interest income of $359,000 in 2005 as a result of higher market interest rates partially offset by reduced investment balances.

Interest income during the year ended December 31, 2004 compared to 2003 was $152,000 lower due to declining cash and investments balances partially offset by slightly improved market yields. Other income during the year ended December 31, 2004 compared to 2003 was $87,000 higher primarily as the result of Gilbert lease income which did not commence until the second half of 2003.

INTEREST EXPENSE

Interest expense reflects amounts incurred under long-term debt and capital lease obligations. The primary component of long-term debt in 2005 and 2004 was the SCR-Tech acquisition liability, which was discounted to the present value of the expected future cash payments.

Interest expense for 2005 increased as compared to 2004 because the SCR-Tech acquisition liability was outstanding for an extra month in 2005, combined with higher balances in 2005 resulting from the monthly compounding of interest.

Interest expense during the year ended December 31, 2004 compared to 2003 was $328,000 higher primarily due to the accretion of imputed interest on the SCR-Tech acquisition liability, which began in March 2004.

We expect interest expense will decrease dramatically during 2006 compared to 2005 as the primary source of interest expense, the SCR-Tech acquisition liability, was eliminated in December 2005.

INCOME TAXES

No benefit from income taxes was recorded in 2005, 2004 or 2003 due to the uncertainty of future taxable income that would allow us to realize deferred tax assets generated from our losses. We do not believe we will incur any material income taxes in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

Historical Capital Position and Usage

Prior to our spin-off in December 2000, Catalytica, Inc. made a $50.0 million cash investment in the Company. Additionally, in August 2001, we received net proceeds of $47.7 million from a public offering of our common stock. Through December 31, 2005, approximately 78% of the proceeds from the capital contribution and our public offering have been used to fund our ongoing research and development efforts including the commercialization of our Xonon Cool Combustion technology, the purchase of our commercial manufacturing and administrative facility in Gilbert, Arizona, the purchase of SCR-Tech and for general corporate purposes. The remaining funds are invested in commercial and government short-term paper.

The following table summarizes the yearly changes in cash, cash equivalents and short-term investments (in thousands):

	Year ended December 31,
	2005	2004
Ending balance of cash, cash equivalents and short-term investments	$21,332	$35,592
Net decrease in cash, cash equivalents and short-term investments	($14,260)	($17,090)

Our net decrease in cash, cash equivalents and short-term investments (“Cash Consumption”) was $14.3 million for the year ending December 31, 2005. The following amounts comprised the most significant components of the decrease of $14.3 million, or 40.0%, in cash, cash equivalents and short-term investments during 2005:

$14.2 million related to earnings before interest, taxes, depreciation and amortization (“EBITDA”), summarized (in millions) in the following table. We elect to use EBITDA in our analysis of Cash Consumption as we believe it approximates cash used in our operations:

Net loss		$(13.5)
Plus:	Interest expense	0.6
	Depreciation/impairment of property and equipment	1.8
	Amortization of intangible assets	0.2
Less:	Interest and other income	(3.3)
	EBITDA	$(14.2)

$1.5 million paid to settle the SCR-Tech acquisition liability

$0.3 million of capital expenditures; and

($1.7) million changes in working capital and other.

Our Cash Consumption was $17.1 million for the year ending December 31, 2004. The following amounts comprised the decrease of $17.1 million, or 32.4%, in cash, cash equivalents and short-term investments during 2004:

$11.9 million related to earnings before interest, taxes, depreciation and amortization (“EBITDA”), summarized (in millions) in the following table. We elect to use EBITDA in our analysis of Cash Consumption as we believe it approximates cash used in our operations:

Net loss		$(13.3)
Plus:	Interest expense	0.6
	Depreciation/impairment of property and equipment	1.2
	Amortization of investments premium	0.2
	Amortization of intangible assets	0.1
Less:	Interest and other income	(0.7)
	EBITDA	$(11.9)

$4.3 million of costs related to the SCR-Tech acquisition, including cash paid on acquisition, transaction and integration costs and payments for the completion of certain training and transfer of certain intangible assets (see Note 3 of Notes to Financial Statements);

$0.4 million of capital expenditures; and

$0.5 million changes in working capital and other.

In connection with our purchase of SCR-Tech in February 2004, we incurred several contingent liabilities. These liabilities were extinguished with the settlement in December 2005 of all outstanding liabilities arising from the purchase for a one-time cash payment of $1.5 million.

Capital Requirements

In general, our current and near-term capital requirements depend on numerous factors, including but not limited to our product development and commercialization activities, the timing and level of third-party research and development funding, market acceptance of our products and our rate of sales growth. We face substantial uncertainties with respect to our business operations and we may not be able to achieve positive cash flow from our operations. Our current operating plans through fiscal 2006 are continually under review and may or may not include further developing our diesel emissions reduction solutions and expanding our SCR Catalyst and Management Services business.

The amount of capital required to complete our development programs is highly uncertain and depends on numerous factors, including technical issues associated with our ongoing development of Catalyst-Based Technology Solutions, the nature of partner participation and the amount and timing of any capital or technical contributions from such partners, the ability of third party suppliers to develop certain components in a timely manner, market and industry demands and requirements, and the cost of required regulatory reviews and approvals. Further, our SG&A expenses have been in excess of $6 million per year, and, although reduced as part of our 2005 restructuring activities, are expected to continue to be significant under our current business strategy. Thus, any delay in product development or commercial product launches will result in us continuing to incur significant SG&A expenses without corresponding revenues. In addition, because we are a public company subject to the compliance requirements and corresponding costs relating to Federal securities laws, it is difficult to reduce such expenses without substantially curtailing our operations. Our liquidity will continue to be impacted by these expenses as long as we are subject to such requirements.

Our net decrease in cash, cash equivalents and short-term investments (“Cash Consumption”) was $14,260,000 in 2005, compared to Cash Consumption of $17,909,000 in 2004. On a comparative basis, Cash Consumption in 2005 included approximately $916,000 of restructuring-related payments and a $1.5 million SCR-Tech settlement payment, while Cash Consumption in 2004 included approximately $4.3 million of SCR-Tech acquisition-related expenditures We estimate that our total Cash Consumption for 2006 will range between $7 million and $9 million. We believe our available cash, cash equivalents and short-term investments (“Cash”) in the amount of $21.3 million as of December 31, 2005 will provide sufficient capital to fund operations as currently conducted until at least December 31, 2007. However, if our overall Cash Consumption in 2006 exceeds our current expectations because of higher capital expenditures, increased costs of development or commercialization, lower than anticipated revenues from SCR-Tech, lower government and third-party funding, higher SG&A expenditures or for any other reason, we may be required to raise additional funds to continue our operations as presently planned, significantly curtail our business operations and/or change our strategic direction. In particular, we currently estimate that the total remaining development costs for continuing to pursue our diesel OEM NOx and PM solutions for new, over-the-road diesel engines will be in excess of $10 million, and potentially substantially in excess of such sum. Our belief that we have sufficient funds through December 31, 2007, is significantly dependent on these costs not materially exceeding $10 million during this period. In addition, we may enter into mergers, acquisitions or other strategic arrangements which could require the use of cash, reducing our available capital prior to December 31, 2007, or which could require additional equity or debt financing. Moreover, the integration and operation of any business acquired could require significant expenditures that could materially and adversely impact our liquidity and capital resources. In this regard, our 2004 acquisition of SCR-Tech required significant cash outlays for acquisition-related payments and may potentially require future cash outlays to fund operations.

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

Beyond December 31, 2007, our cash requirements will depend on many factors, including but not limited to the market acceptance of our products, the ability of our diesel emissions reduction products to achieve market acceptance and commitments from significant industry participants, the timing and level of development funding from private and government sources, the ability of SCR-Tech to generate significant cash flow, the rate of expansion of our sales and marketing activities, the rate of expansion of our manufacturing capacity, and the timing and extent of research and development projects. Most significantly, since we do not expect any significant revenues from our diesel OEM NOx or PM solutions until 2009, even if we are successful in such programs, if we continue to incur significant development expenditures for such programs beyond 2007, we almost certainly will require significant additional capital to continue our operations. Further, if SCR-Tech’s business expands significantly, we may require substantial additional capital expenditures beyond 2007, including additional plant expansion or location of a second regeneration facility at a different geographic location.

Other Capital Commitments

In March 2002, we received a term loan of $3,010,000 from the Arizona State Compensation Fund. Proceeds of this loan were applied to the purchase of a 43,000 square foot manufacturing and administrative facility in Gilbert, Arizona. In August 2004, the remaining $2,940,254 principal balance on this loan was refinanced with a five-year term loan which bears interest at a fixed annual rate of 6.5% and matures in April 2009. Under the terms of this new loan, payments of principal and interest totaling $19,105 are due monthly with a final principal payment of $2,737,228 due at maturity. This loan is secured by a deed of trust in the acquired real property. We are currently marketing this facility with the objective of consolidating facilities or seeking a smaller facility more suitable to our downsized operations. In the event of a sale of our Gilbert facility, the loan may be assumed by a purchaser which can satisfy the financial requirements of the lender. The loan may be prepaid commencing in September 2006, with a prepayment penalty equal to 3% of the amount of the outstanding loan, with such prepaying penalty declining on a yearly basis over the remaining term of the loan.

Dividend Policy

We have never paid cash dividends on our common stock or any other securities. We anticipate that we will retain any future earnings for use in the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

Contractual Obligations

We had various contractual obligations outstanding as of December 31, 2005. The following table sets forth payments due for each of the next 5 years and thereafter (in thousands):

	Total	2006	2007	2008	2009	2010	Thereafter
Long-Term Debt Obligations
Building term loan	$3,463	$210	$229	$229	$2,795	$—	$—
Capital Lease Obligations	27	5	5	4	5	4	4
Operating Lease Obligations
Building	2,145	541	268	268	267	267	534
Equipment	67	28	16	10	8	5	—
Purchase Obligations	—	—	—	—	—	—	—
Other Long-Term Liabilities
Security deposits	27	—	27	—	—	—	—
Core deposits(A)	114	114	—	—	—	—	—
Other	3	3	—	—	—	—	—
Total Contractual Obligations	$5,846	$901	$545	$511	$3,075	$276	$538

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

A significant amount of the development effort related to our catalytic combustion technology for gas turbines was funded by Tanaka under a January 1995 development agreement which divides commercialization rights to the technology between the parties along product market lines. We have exclusive rights to manufacture and market catalytic combustion systems for gas turbines of greater than 25 megawatt (“MW”) power output and non-exclusive rights for gas turbines of 25 MW power output or less. Tanaka has reciprocal exclusive rights to manufacture and market catalytic combustors for use in automobiles and non-exclusive rights for gas turbines of 25 MW power output or less. In each case, the manufacturing and marketing party will pay a royalty of 5% of net sales to the other party. Each party is responsible for its own development expenses, and any invention made after May 1, 1995 is the sole property of the party making the invention, while the other party has a right to obtain a royalty-bearing, non-exclusive license to use the invention in its areas of exclusivity. As commercialized, the Xonon system contains significant technology developed by us after May 1, 1995 and no technology developed by Tanaka after this date. Our development agreement with Tanaka expired in 2005, and we have no further royalty obligations to Tanaka after 2005.

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

Revenues from SCR Catalyst and Management Services

Revenues related to SCR catalyst regeneration and cleaning services are recognized when the service is completed for each catalyst module. Customer acceptance is not required for regeneration and cleaning services in that SCR-Tech’s contracts currently provide that services are completed upon receipt of testing by independent third parties confirming compliance with contract requirements. Testing generally occurs three times during a particular customer project—at the beginning of the processing, when approximately one-half of the project has been processed, and upon completion of processing. A typical customer project may take 30 to 90 days to complete. Once a successful test result is received from an independent third party, revenue is recognized for each catalyst module processed prior to the receipt of such test results, and revenue is subsequently recognized for each catalyst module as its processing is completed. As the Company utilizes a consistent methodology and formula for each project, it is unlikely that subsequent testing would not be successful. Nonetheless, if a subsequent test result were to indicate failure, the Company would cease recognizing revenue on any subsequent modules until new testing evidence confirms successful processing. We maintain a revenue allowance to provide for any deficient test results that may occur after our initial test.

From time to time, SCR-Tech purchases spent catalyst modules, regenerates them and subsequently sells them to customers as refurbished units. In such cases, revenues are not recognized until the units are delivered to the customer.

Due to the nature of the demand for SCR catalyst regeneration and cleaning services, some of our contracts provide for extended payment terms. In a situation where the project for a customer is complete; but the customer is not contractually committed to receive an invoice within the succeeding six months (and subsequent payment is due within 30 days of invoice date), revenue is deferred until the six month criteria is met. If the customer contract provides for a deposit or progress payments, we recognize revenue up to the amount invoiced. Because we perform a service for a customer, no rights of return exist. The customer is responsible for the removal, transportation and subsequent installation of the catalyst. Our revenue arrangements do not have any material multiple deliverables as defined in Emerging Issues Task Force (“EITF”) 00-21, “Accounting for Multiple Element Revenue Arrangements”.

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

We adopted Statement 123(R) on January 1, 2006, the adoption of which will likely have a significant impact on our results of operations, although it will have no impact on our overall financial position. The actual impact of adoption of Statement 123(R) on our results of operations cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption to the extent we do not provide a full valuation reserve on such tax benefit.

Item 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities we invest in have market risk. This means that a change in prevailing interest rates would cause the principal amount of the investment to fluctuate. For example, if we hold a security issued with a fixed interest rate at the then prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will decline. In an effort to minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of our investments in 2005 and 2004 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is required.

Item 8.                        CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and the report of the independent registered public accounting firm appear on pages 62 through 90 of this Form 10-K.

Item 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.                EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)          Evaluation of disclosure controls and procedures.   We have carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon an evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of December 31, 2005, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

(b)         Changes in internal controls.   There were no other changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Securities Exchange Act Rules 13a-15(d) that occurred during the quarter ended December 31, 2005 that affected, or were reasonably likely to affect, the Company’s internal control over financial reporting.

Item 9B.               OTHER INFORMATION

None.

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

Item 10.                 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors and executive officers of Catalytica Energy Systems, Inc. required to be included in this item is set forth under the headings “Information about our Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers” in Catalytica Energy’s 2006 Proxy Statement, and is incorporated into this report by reference.

The section entitled “Audit Committee Financial Expert” appearing in our 2006 Proxy Statement sets forth certain information with respect to the presence of an Audit Committee Financial Expert and is incorporated herein by reference. The section entitled “Code of Ethics” appearing in our 2006 Proxy Statement sets forth certain information with respect to our Code of Ethics and is incorporated herein by reference.

Item 11.                 EXECUTIVE COMPENSATION

The section entitled “Executive Compensation” appearing in our 2006 Proxy Statement sets forth certain information with respect to the compensation of our management and is incorporated herein by reference.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section entitled “Security Ownership of Principal Stockholders and Management” appearing in our 2006 Proxy Statement sets forth certain information with respect to the ownership of our common stock and is incorporated herein by reference.

The “Equity Compensation Plan Table” contained in Item 5 of this annual report is incorporated herein by reference.

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled “Transactions with Management” appearing in our 2006 Proxy Statement sets forth certain information with respect to certain business relationships and transactions between us and our directors and officers and is incorporated herein by reference.

Item 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section entitled “Fees Billed to the Company by Independent Registered Public Accountants” appearing in our 2006 Proxy Statement sets forth certain information with respect to various accounting fees billed to us and is incorporated herein by reference.

PART IV

Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

10.47	(34)	Loan Modification Agreements between the Arizona State Compensation Fund and the Registrant, as amended, dated August 9, 2004.
10.48	(36)	Form of Indemnification Agreement between the Registrant and executive officers and directors of the Registrant.
10.49	(36)	Consulting Agreement between the Registrant and David Merrion, dated February 1, 2005

10.50	(37)	Retention Agreement by and between the Registrant and Ralph Dalla Betta, dated as of September 27, 2005
10.51	(37)	Retention Agreement by and between the Registrant and Joe Barry, dated as of September 27, 2005
10.52	(37)	Severance Consulting and Release Agreement by and between the Registrant and Dominic Geraghty, dated as of September 27, 2005
10.53	(38)	Employment Agreement by and between the Registrant and Robert W. Zack, dated as of September 27, 2005
10.54	(39)

Settlement Agreement and Mutual Release among the Registrant, EnBW Energy Solutions GmbH, ENVICA Kat GmbH, E&EC Energy & Environmental Consultants GmbH, SCR-Tech GmbH, SCR-Tech LLC, CESI-SCR, Inc., ENVICA GmbH, CESI-Tech Technologies, Inc., Hans-Ulrich Hartenstein, and Brigitte Hartenstein

10.55	(40)	Form of Option Acceleration Agreement
10.56	**	Employment Letter and Change of Control Agreement between the Registrant and William McMahon
10.57	(41)	Termination Agreement between the Registrant and General Electric Company
14.1	(42)	Code of Ethics
21.1	**	Subsidiaries of Registrant.
23.1	**	Consent of Independent Registered Public Accounting Firm.
24.1	**	Power of Attorney (see Signature page).
31.1	**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.
32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.

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

(37) Incorporated by reference to exhibits filed with our Form 8-K, filed on September 28, 2005

(38) Incorporated by reference to exhibit filed with our amended Form 8-K, filed on September 28, 2005

(39) Incorporated by reference to the exhibit filed with our Form 8-K, filed on December 22, 2005

(40) Incorporated by reference to the exhibit filed with our Form 8-K, filed on November 21, 2005

(41) Incorporated by reference to the exhibit filed with our Form 8-K, filed on March 15, 2006

(42)   Incorporated by reference to exhibits filed with our Form 10-K for the year ended December 31, 2004, filed on March 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Catalytica Energy Systems, Inc.

We have audited the accompanying consolidated balance sheets of Catalytica Energy Systems, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Catalytica Energy Systems, Inc. at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Phoenix, Arizona
March 24, 2006

CATALYTICA ENERGY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2005, 2004 and 2003
(In thousands, except per share amounts)

	For the year ended December 31,
	2005	2004	2003
Revenues
SCR catalyst & management services	$1,725	$2,960	$—
Research and development	1,804	2,641	3,498
Total revenues	3,529	5,601	3,498
Costs and expenses:
Cost of revenues	4,709	5,227	4,341
Research and development	7,470	7,498	6,919
Selling, general and administrative	7,440	6,339	7,224
Total costs and expenses	19,619	19,064	18,484
Operating loss	(16,090)	(13,463)	(14,986)
Interest and other income	3,253	758	823
Interest expense	(629)	(564)	(236)
Net loss	$(13,466)	$(13,269)	$(14,399)
Basic and diluted net loss per share	$(0.75)	$(0.74)	$(0.81)
Weighted average shares used in computing basic and diluted net loss per share	18,048	17,850	17,669

See accompanying notes.

CATALYTICA ENERGY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
at December 31, 2005 and 2004
(In thousands, except per share amounts)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$1,490	$26,901
Short-term investments	19,842	8,691
Trade accounts receivable, less allowance of $25 and $30 at December 31, 2005 and 2004, respectively	1,434	1,222
Inventory	986	474
Prepaid expenses and other assets	652	601
Total current assets	24,404	37,889
Property and equipment:
Land	611	611
Building and leasehold improvements	7,701	9,608
Equipment	6,936	8,842
Less accumulated depreciation and amortization	(9,265)	(11,584)
Total property and equipment	5,983	7,477
Notes receivable from related parties, less allowance of $500 and $687 at December 31, 2005 and 2004, respectively	—	—
Goodwill	4,257	4,257
Other intangible assets	1,411	1,584
Other assets	290	310
Total assets	$36,345	$51,517
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$285	$248
Customer deposits	1,220	—
Accrued payroll and benefits	1,027	1,315
Accrued liabilities and other	1,717	1,213
Current portion of long-term debt and capital lease obligations	47	748
Total current liabilities	4,296	3,524
Long-term debt and other long-term liabilities	3,004	5,654
Total liabilities	7,300	9,178
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; authorized—5,000 shares, none issued	—	—
Common stock, $0.001 par value; authorized—70,000 shares; issued and outstanding—18,141 and 17,890 at December 31, 2005 and 2004, respectively	18	18
Additional paid-in capital	167,644	167,358
Deferred compensation	(70)	(20)
Retained deficit	(138,483)	(125,017)
Accumulated comprehensive other loss	(64)	—
Total stockholders’ equity	29,045	42,339
Total liabilities and stockholders’ equity	$36,345	$51,517

See accompanying notes.

CATALYTICA ENERGY SYSTEMS, INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
for the period from January 1, 2003 through December 31, 2005
(In thousands)

	Convertible							Accumulated
	Preferred Stock				Additional			Comprehensive
	Series A		Common Stock		Paid-In	Deferred	Retained	Other	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Loss	Equity
Balance at January 1, 2003	—	$—	17,561	$18	$166,533	$(23)	$(97,349)	$—	$69,179
Exercise of stock options	—	—	86	—	158	—	—	—	158
Purchase of shares through employee stock purchase plan	—	—	97	—	226	—	—	—	226
Issuance of stock options	—	—	—	—	56	(56)	—	—	—
Re-measurement of deferred compensation	—	—	—	—	4	(4)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	63	—	—	63
Net loss	—	—	—	—	—	—	(14,399)	—	(14,399)
Balance at December 31, 2003	—	—	17,744	18	166,977	(20)	(111,748)	—	55,227
Exercise of stock options	—	—	24	—	74	—	—	—	74
Purchase of shares through employee stock purchase plan	—	—	122	—	281	—	—	—	281
Issuance of stock options	—	—	—	—	91	(91)	—	—	—
Forfeiture of stock options	—	—	—	—	(27)	27	—	—	—
Re-measurement of deferred compensation	—	—	—	—	(38)	38	—	—	—
Amortization of deferred compensation	—	—	—	—	—	26	—	—	26
Net loss	—	—	—	—	—	—	(13,269)	—	(13,269)
Balance at December 31, 2004	—	—	17,890	18	167,358	(20)	(125,017)	—	42,339
Exercise of stock options and issuance of restricted shares	—	—	169	—	73	—	—	—	73
Purchase of shares through employee stock purchase plan	—	—	82	—	153	—	—	—	153
Issuance of restricted stock units	—	—	—	—	75	(75)	—	—	—
Forfeiture of stock options	—	—	—	—	(7)	7	—	—	—
Re-measurement of deferred compensation	—	—	—	—	(8)	8	—	—	—
Amortization of deferred compensation	—	—	—	—	—	10	—	—	10
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	(64)	(64)
Net loss	—	—	—	—	—	—	(13,466)	—	(13,466)
Balance at December 31, 2005	—	$—	18,141	$18	$167,644	$(70)	$(138,483)	$(64)	$29,045

See accompanying notes.

CATALYTICA ENERGY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2005, 2004 and 2003
(In thousands)

	For the year ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(13,466)	$(13,269)	$(14,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of acquisition liability	(2,105)	—	—
Depreciation/impairment of property and equipment	1,826	1,229	2,108
Amortization of investments premium	25	200	242
Amortization of intangible assets	173	144	—
Accretion of interest on long-term debt	421	352	—
Forgiveness of notes receivable from related parties	23	52	57
(Recovery of) provision for uncollectable accounts and notes	(192)	—	92
Stock based compensation	10	26	63
Loss on sale of property and equipment	54	225	—
Changes in:
Trade accounts receivable	(207)	83	859
Inventory	(519)	46	19
Prepaid expenses and other assets	(52)	14	(118)
Accounts payable	37	(807)	(358)
Customer deposits	1,220	—	—
Accrued payroll and benefits	(288)	(275)	(838)
Accrued liabilities and other	255	(414)	(455)
Net cash used in operating activities	(12,785)	(12,394)	(12,728)
Cash flows from investing activities:
Purchase of business	—	(4,300)	—
Purchases of investments	(35,525)	(10,164)	(19,257)
Maturities of investments	24,284	21,149	19,945
Sale of property and equipment	65	25	—
Additions to property and equipment	(308)	(435)	(1,315)
Net cash (used in) provided by investing activities	(11,484)	6,275	(627)
Cash flows from financing activities:
Collection of note receivable from former employee	187	—	—
Proceeds from issuance of long-term debt	—	2,940	—
Repayments of long-term debt	(1,552)	(3,075)	(130)
Payments on capital lease obligations	(3)	(6)	(58)
Proceeds from exercise of stock options	73	74	158
Proceeds from issuance of common stock to employees through stock plans	153	281	226
Net cash (used in) provided by financing activities	(1,142)	214	196
Net decrease in cash and cash equivalents	(25,411)	(5,905)	(13,159)
Cash and cash equivalents at beginning of period	26,901	32,806	45,965
Cash and cash equivalents at end of period	$1,490	$26,901	$32,806
Additional disclosure of cash flow information:
Interest paid	$199	$208	$225
Deferred compensation for issuance and revaluation of stock optionsto non-employees	$67	$27	$60
Debt assumed for purchase of business	$—	$3,133	$—

See accompanying notes.

CATALYTICA ENERGY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

Note 1.   Description of Business

Description of Business.   Catalytica Energy Systems, Inc. (“Catalytica Energy,” “the Company,” “we,” “us” or “our”) provide innovative products and services to meet the growing demand for emissions control solutions in the power generation and transportation industries. Through our SCR-Tech subsidiary, we offer a variety of services for coal-fired power plants that use selective catalytic reduction (“SCR”) systems to reduce nitrogen oxides (“NOx”) emissions. These services include SCR catalyst management, cleaning and regeneration, as well as consulting services to help power plant operators optimize efficiency and reduce overall NOx compliance costs (collectively “SCR Catalyst and Management Services”). Our business activities also include the design, development, manufacture and servicing of advanced products based on our proprietary catalyst and fuel processing technologies to offer cost-effective solutions for reducing diesel engine emissions. Our Xonon® Diesel Fuel Processing technology is designed to facilitate a significant reduction in NOx and particulate matter (“PM”) emissions from mobile, stationary and off-road diesel engine applications by improving the performance of NOx adsorber catalyst systems and diesel particulate filters.

Formation and Operations of the Company.   Catalytica Energy was incorporated in Delaware in June 1995 as a subsidiary of Catalytica, Inc. Catalytica Energy operated as part of Catalytica, Inc.’s research and development group from inception through the date of its incorporation as a separate entity. In December 2000, Catalytica Advanced Technologies, Inc., another subsidiary of Catalytica Inc., was merged into us, and the combined entity was spun out from Catalytica, Inc. as Catalytica Energy Systems, Inc., a separate, stand-alone public company.

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

We operate in two business segments, defined as follows. See Note 11 in Notes to Financial Statements for business segment disclosures.

•       Catalyst regeneration, cleaning and management services for selective catalytic reduction systems used by utility-scale power generating facilities to reduce NOx emissions—our SCR Catalyst and Management Services segment (“SCMS”).

•       Designing, developing and manufacturing advanced products based on our proprietary catalyst and fuel processing technologies, primarily focused on cost-effective solutions for reducing emissions from diesel engine applications—our Catalyst-Based Technology Solutions segment (“CBTS”).

CATALYTICA ENERGY SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Note 2.   Significant Accounting Policies

Principles of Consolidation.   The consolidated financial statements include the accounts of Catalytica Energy and its wholly owned subsidiaries in the United States. Significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications.   Certain reclassifications have been made to the 2004 and 2003 financial statements to conform to the 2005 presentation. Effective January 1, 2004, the Company elected to reclassify certain expenses in its consolidated statements of operations. Costs of revenue-producing research and development (“R&D”) programs have been reclassified from research and development to cost of revenues. These reclassifications resulted in an increase to cost of revenues and a decrease to research and development of $4,341,000 for the year ended December 31, 2003.

Use of Estimates.   The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents.   Catalytica Energy considers all highly liquid investments with a remaining maturity of three months or less from the date of purchase to be cash equivalents. The Company’s cash equivalent investments consist of money market accounts.

Short-Term Investments.   Catalytica Energy accounts for short-term investments in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company’s investments are classified as available for sale and have been recorded at fair value, which approximates cost. Catalytica Energy’s short-term investments consist principally of commercial paper and U.S. Government agency notes with maturities of twelve months or less.

Investments in Equity Investments and Joint Ventures.   Investments in equity investments and joint ventures where Catalytica Energy has a 20% to 50% ownership interest are accounted for under the equity method. Under this method, Catalytica Energy records its pro rata share of the investee’s net earnings or losses. Investee’s net losses are recorded until Catalytica Energy’s net investment and obligation, if any, to pay down debt are reduced to zero. At December 31, 2005, there were no investments recorded on the balance sheet given the remaining equity investments are recorded at zero value and the Company has no future funding commitments.

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

Accounts Receivable.   Accounts receivable consists of trade receivables generated from research and development contracts, trade receivables from SCR Catalyst and Management Services and revenues in excess of billings from SCR Catalyst and Management Services. Trade receivables are recorded at the invoiced amount. Payment terms for SCR catalyst regeneration and cleaning services are typically defined in the contract for services rendered. Revenues may be earned for those services in advance of amounts

CATALYTICA ENERGY SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

billable to the customer and are recognized when the service is complete, unless the contract terms will not result in invoice generation within six months from the date of completion of those services. Revenues recognized in excess of amounts billed are recorded as accounts receivable. Revenues in excess of billings represented $585,000 and $225,000 of net accounts receivable as of December 31, 2005 and December 31, 2004, respectively.

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

Year ended	Beginning	Net Provision/	Ending
December 31,	Balance	(Recoveries)	Balance
2003	$625,000	$92,000	$717,000
2004	717,000	—	717,000
2005	717,000	(192,000)	525,000

Fair Value of Financial Instruments.   At December 31, 2005, the Company has the following financial instruments: cash and cash equivalents, short-term investments, accounts receivable, notes receivable from related parties, accounts payable, accrued payroll and benefits, other accrued liabilities and long-term debt. The carrying value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued payroll and benefits, accrued legal settlements and accrued liabilities approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature. The carrying value of notes receivable from related parties and long-term debt approximates fair value based on the market interest rates available to Catalytica Energy for debt of similar risk and maturities.

Inventory.   Catalytica Energy’s inventory, apart from that of SCR-Tech, consists principally of raw materials and finished Xonon modules and are stated at the lower of cost or market. Raw materials consist mainly of various precious metals and high temperature foils that are used to make catalysts for our gas turbine modules and for use in our research and development activities. SCR-Tech’s inventories include raw materials consisting primarily of chemicals and SCR modules which have been regenerated and are awaiting delivery to a customer.

Property and Equipment.   We state property and equipment at cost. We state equipment under capital leases at the present value of the minimum lease payments. We capitalize major improvements and betterments, while maintenance, repairs and minor replacements are expensed as incurred. Depreciation is provided using the straight-line method over the economic lives of the assets ranging from 3 to 30 years. Leasehold improvements are amortized over the shorter of the underlying lease term or asset life. Depreciation expense recorded during the years ended December 31, 2005, 2004 and 2003 was $1,188,000, $1,229,000 and $2,254,000, respectively.

Impairment of Long-Lived Assets.   In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

CATALYTICA ENERGY SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

If this review indicates the carrying value of these assets will not be recoverable, as measured based on estimated undiscounted cash flows over their remaining life, the carrying amount would be adjusted to fair value. The cash flow estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time. During 2005, $638,000 of impaired long-lived assets were written-off.

Goodwill and Other Intangible Assets.   The Company accounts for goodwill and other intangible assets in accordance with the provisions of SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. Purchase prices of acquired businesses that are accounted for as purchases have been allocated to the assets and liabilities acquired, including intangibles, based on the estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired were allocated to goodwill. Pursuant to SFAS No. 142, goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

Other intangible assets that have finite useful lives, including patents, trademarks, trade secrets and other purchased technology, are recorded at fair value at the time of the acquisition, and are carried at such value less accumulated amortization. The Company amortizes these intangible assets on a straight-line basis over their useful lives, estimated at ten years.

As of December 31, 2005 and 2004, all of the Company’s goodwill is attributable to its SCMS business segment. The Company tests this goodwill annually. The Company performed its annual goodwill impairment analysis as of December 31, 2005 using discounted expected future cash flows based on a discount rate consistent with the guidance provided in FASB Concepts Statement No. 7, Using Cash Flow Information and Present Value in Accounting Measurements, to estimate fair value and the carrying value of its SCMS business segment, including goodwill. Impairment is based on the excess of the carrying amount over the fair value of those assets. This analysis resulted in the conclusion that the goodwill was not impaired.

CATALYTICA ENERGY SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

The changes in the balances of goodwill and other intangible assets for the years ended December 31, 2005 and 2004 are as follows (in thousands):

Goodwill
Balance at December 31, 2003	$—
Purchase of SCR-Tech	4,257
Amortization expense	—
Balance at December 31, 2004	4,257
Amortization expense	—
Balance at December 31, 2005	$4,257
Other Intangible Assets
Balance at December 31, 2003	$—
Purchase of SCR-Tech	1,728
Amortization expense	(144)
Balance at December 31, 2004	1,584
Amortization expense	(173)
Balance at December 31, 2005	$1,411

Accumulated amortization through December 31, 2005 and 2004 was $317,000 and $144,000, respectively.

Accrued Warranty Liability.   The Company warranties its gas turbine Xonon modules for a period of 8,000 hours of operation or five years from first firing, whichever comes first. The Company’s obligations under this warranty are limited to repair or replacement of the defective Xonon module(s). Warranties provided for the Company’s SCR cleaning and regeneration services vary by contract, but typically provide limited performance guarantees and complete structural warranties.

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

The following table summarizes the changes in accrued warranty liability (in thousands):

Balance as of December 31, 2003	$50
Warranties issued and adjustment to provision	85
Warranty claims	—
Balance as of December 31, 2004	135
Warranties issued and adjustment to provision	21
Warranty claims	—
Balance as of December 31, 2005	$156

CATALYTICA ENERGY SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Comprehensive Income.   The following is a reconciliation of net loss to comprehensive loss (in thousands):

	2005	2004	2003
Net loss	$(13,466)	$(13,269)	$(14,399)
Other comprehensive loss:
Change in unrealized loss on available-for-sale securities	(64)	—	—
Comprehensive loss	$(13,530)	$(13,269)	$(14,399)

As of December 31, 2005, total losses for securities with unrealized losses totaled approximately $64,000. There were no securities with unrealized gains at December 31, 2005.

SCR Catalyst and Management Services Revenues.   As prescribed in Staff Accounting Bulletin (“SAB”) 101 and 104, “Revenue Recognition in Financial Statements”, the Company recognizes revenue from SCR Catalyst and Management Services when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured.

Revenues related to SCR catalyst regeneration and cleaning services are recognized when the service is completed for each catalyst module. Customer acceptance is not required for regeneration and cleaning services in that SCR-Tech’s contracts currently provide that services are completed upon receipt of testing by independent third parties confirming compliance with contract requirements. Testing generally occurs three times during a particular customer project—at the beginning of the processing, when approximately one-half of the project has been processed, and upon completion of processing. A typical customer project may take 30 to 90 days to complete. Once a successful test result is received from an independent third party, revenue is recognized for each catalyst module processed prior to the receipt of such test results, and revenue is subsequently recognized for each catalyst module as its processing is completed. As the Company utilizes a consistent methodology and formula for each project, it is unlikely that subsequent testing would not be successful. Nonetheless, if a subsequent test result were to indicate failure, the Company would cease recognizing revenue on any subsequent modules until new testing evidence confirms successful processing. We maintain a revenue allowance to provide for any deficient test results that may occur after our initial test.

From time to time, SCR-Tech purchases spent catalyst modules, regenerates them and subsequently sells them to customers as refurbished units. In such cases, revenues are not recognized until the units are delivered to the customer.

Due to the nature of the demand for SCR regeneration and cleaning services, some of our contracts provide for extended payment terms. In a situation where the project for a customer is complete; but the customer is not contractually committed to receive an invoice within the succeeding six months (and subsequent payment is due within 30 days of invoice date), revenues are deferred until the six month criteria is met. If the customer contract provides for a deposit or progress payments, we recognize revenue up to the amount invoiced. Because of the fact we perform a service for a customer, no rights of return exist. The customer is responsible for the removal, transportation and subsequent installation of the catalyst. Our revenue arrangements do not have any material multiple deliverables as defined in Emerging Issues Task Force (“EITF”) 00-21, “Accounting for Multiple Element Revenue Arrangements”.

Costs associated with performing SCR catalyst regeneration and cleaning services are expensed as incurred because of the close correlation between the costs incurred, the extent of performance achieved

CATALYTICA ENERGY SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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

No amounts recognized as revenue are refundable. In return for funding, collaborative partners may receive certain rights in the commercialization of any resulting technology, including royalty payments on future sales (see “—Other Commitments”). Most of our R&D contracts are also subject to periodic review by our funding partners, which could result in schedule delays or modifications to project scope, including reduction or termination of funding.

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

The following describes the significant R&D contracts under which revenues were recorded for the years ending December 31, 2005, 2004, and 2003.

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

Diesel OEM—represents the use of Company laboratories and purchase of certain parts by a diesel engine manufacturer.

CATALYTICA ENERGY SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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

The following table summarizes the amounts of compensation earned and related costs, including overhead, incurred under the R&D programs for the years ending December 31, 2005, 2004, and 2003 (in thousands):

	2005		2004		2003
	Revenue	Costs	Revenue	Costs	Revenue	Costs
DOE fuel processor	$1,126	$1,091	$1,824	$1,542	$2,025	$2,121
TCEQ	270	936	68	124	—	—
CEC multi-can	186	55	162	427	513	754
Diesel OEM	104	15	31	—	—	—
GE	90	166	—	—	753	857
EPRI	24	—	456	559	—	—
Solar	—	—	24	94	134	464
Other	4	—	76	—	73	145
Total R&D	$1,804	$2,263	$2,641	$2,746	$3,498	$4,341

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

The following table summarizes the changes in revenue cost reserve (in thousands):

Balance as of December 31, 2003	$150
Adjustment to provision	(31)
Revenue refunds issued	—
Balance as of December 31, 2004	119
Adjustment to provision	3
Revenue refunds issued	—
Balance as of December 31, 2005	$122

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

CATALYTICA ENERGY SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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

Had compensation cost for Catalytica Energy’s stock-based compensation plan been determined based on the fair value at the grant dates for stock option awards consistent with the method of SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Year ended December 31,
	2005	2004	2003
Net loss, as reported	$(13,466)	$(13,269)	$(14,399)
SFAS No. 123 Stock option plan compensation expense	(1,299)	(1,837)	(1,211)
Pro forma net loss	$(14,765)	$(15,106)	$(15,610)
Pro forma basic and diluted net loss per share	$(0.82)	$(0.85)	$(0.88)

Income Taxes.   Catalytica Energy accounts for income taxes under the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. Valuation reserves are provided to the extent that deferred tax assets are not deemed more likely than not to be recoverable.

Net Loss per Share.   Basic and diluted net loss per share is presented in accordance with SFAS No. 128, “Earnings Per Share.”  As the Company’s potentially dilutive securities (stock options and restricted stock units) were anti-dilutive for the years ended December 31, 2005, 2004 and 2003, they have been excluded from the computation of weighted-average shares outstanding used in computing diluted net loss per share because the Company incurred a net loss for each of those periods. Total options and restricted stock units outstanding as of December 31, 2005, 2004 and 2003 were approximately 2,462,000, 3,186,000 and 2,488,000, respectively.

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

The Company must adopt Statement 123(R) on January 1, 2006 which will likely have a significant impact on our results of operations, although it will have no impact on our overall financial position. The actual impact of adoption of Statement 123(R) on our results of operations cannot be predicted at this

CATALYTICA ENERGY SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption to the extent we do not provide a full valuation reserve on such tax benefits.

Note 3.   Purchase of SCR-Tech

On February 20, 2004, we acquired 100% of the outstanding member interests of SCR-Tech and certain patents and related intellectual property. SCR-Tech is a provider of catalyst regeneration technologies and management services for SCR systems, which are used by coal-fired power plants to reduce NOx emissions. As a result of the acquisition, the Company expended its commercial operations and leveraging its expertise in NOx control and catalysis within multiple markets.

Due to the acquisition, $7,194,000 was recorded as an investment in SCR-Tech; consisting of $3,518,000 initial cash payment, $237,000 due diligence costs incurred through closing, $545,000 accrued liability and $2,894,000 present value of estimated future acquisition payments.

In addition to an initial cash payment of $3,518,000, we were obligated to the following payments:

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

CATALYTICA ENERGY SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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

In December 2005, the Company negotiated a settlement of and release from all remaining liabilities related to the acquisition of SCR-Tech including those described in items (2) through (7) above, in return for a cash payment of $1,500,000 which was accounted for as a reduction of long-term debt. As a result, all then existing balances recorded pursuant to items (2), (3) and (7) above were eliminated and a gain on the settlement of acquisition related liabilities of $2,105,000 was recorded as other income in the accompanying Consolidated Statement of Operations.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed due to the acquisition (in thousands):

As of February 20, 2004
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

Other intangible assets of $1,728,000 were recorded as part of this purchase that are being amortized over their estimated useful lives of ten years. Acquired patents represented $1,627,000 of the identifiable intangible assets with the remaining amount attributed to secret formulas and processes, customer

CATALYTICA ENERGY SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

contracts and relationships, lease agreements, trademarks, and internet domain names. No intangible assets with indefinite lives were identified.

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

Note 4.   Exit and Reorganization Costs

On September 1, 2005, the Company announced it would be discontinuing its diesel retrofit program due to delays incurred in the commercialization process and the Company’s view of limited market opportunities. The Company also announced that due to that decision, it would be reducing and reorganizing its workforce. An impairment charge of  $318,000 was taken to Research and Development expenses at that time to recognize the diminished value of certain assets which were used exclusively for the diesel retrofit program. The following table summarizes personnel termination costs incurred in connection with the decision to exit the diesel retrofit program (in thousands):

	R&D	S,G&A	Total
Expensed	$464	$563	$1,027
Paid	(399)	(517)	(916)
Accrued as of December 31, 2005	$65	$46	$111

The exit activities affected only the CBTS segment of our business and were completed as of December 31, 2005.

Note 5.   Transactions with Related Parties

NovoDynamics, Inc.   In 2001, we invested $2,258,000 in NovoDynamics, a company engaged in the development of data mining, informatics discovery and high throughput synthesis and testing technologies. During 2001, we owned shares of Series A voting preferred stock representing approximately 31% of NovoDynamics’ outstanding equity. We recorded the investment in NovoDynamics at our actual cost and, during the period from March 2001 through December 2001, recorded our pro-rata share of losses totaling $613,000 under the equity method of accounting.

Additionally in 2001, we agreed to loan NovoDynamics $500,000, which was funded in January 2002. As of December 31, 2001, we recorded a note payable for the $500,000 and a note receivable of $500,000 on our balance sheet. Because repayment of the note was not certain at the time it was made, an allowance of $500,000 was recorded against the loan and this amount was charged as impairment to implied goodwill of an equity investment on December 31, 2001. At December 31, 2005, we believe this note is still collectible and continue to carry this note on the balance sheet with a full reserve in lieu of a permanent write-off. NovoDynamics continues to operate as an ongoing business and recently received receivable financing from a third party bank. Additionally, NovoDynamics continues to pay approximately $3,000 per month monthly interest on the note.

CATALYTICA ENERGY SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

On December 31, 2001, we determined that an impairment in the carrying value of the equity investment in NovoDynamics had occurred which was other than temporary based on NovoDynamics’ financial history and projected future losses. At that time, we determined the estimated fair value of the investment in NovoDynamics was zero and wrote off the net investment amount of $1,645,000 as impairment to implied goodwill of an equity investment. At that time, we discontinued applying the equity method of accounting because the net investment was zero. Therefore, no loss related to the equity investment in NovoDynamics was recorded during the years ended December 31, 2005, 2004 and 2003. At December 31, 2005, we owned approximately 31% of NovoDynamics’ outstanding equity.

As of December 31, 2005, two of Catalytica Energy’s directors held a direct investment in NovoDynamics Series B voting preferred stock, which represented less than 2% of NovoDynamics’ outstanding stock.

Transactions with Officers and Directors.   As of December 31, 2004, a $187,000 note receivable from a former officer, along with related interest, had been fully reserved due to delinquent interest payments. The note and related interest was collected in full during 2005 and the reserve was reversed.

On February 3, 2005, the Board of Directors entered into a consulting agreement with David Merrion, a director of the Company.  As a part of the agreement, Mr. Merrion provided consulting services in diesel engine emission technology and related areas and was paid a fee of $27,500 in 2005. The agreement expired on December 31, 2005.

Forgiveness of Notes.   Forgiveness of notes receivable from related parties is attributed to forgiveness of housing allowance loans to employees, amortized over a period of five years. Compensation expense related to forgiveness of notes recorded during the years ended December 31, 2005, 2004 and 2003 was $23,000 $52,000 and $57,000, respectively.

Investments.   Catalytica Energy had $16,493,000 invested with Morgan Stanley Private Wealth Management, an affiliate of Morgan Stanley & Co., Inc., as of December 31, 2004. This amount was invested primarily in a money market account and commercial and government short-term securities which are classified as cash and cash equivalents or short-term investments. One of Catalytica Energy’s board members is the Chairman and Chief Executive Officer of a firm which acts as investment manager for Morgan Stanley Capital Partners. The Company no longer invests with Morgan Stanley & Co., Inc. or its affiliates.

Note 6.   Income Taxes

Recorded income tax benefit differs from the expected benefit determined by applying the U.S. federal statutory rate to the net loss as follows (in thousands):

	Year ended December 31,
	2005	2004	2003
Income tax benefit at U.S. statutory rate	$4,578	$4,512	$4,895
Valuation allowance for deferred tax assets	(4,578)	(4,512)	(4,895)
Income tax benefit	$—	$—	$—

CATALYTICA ENERGY SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and include the following (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$17,450	$13,615
Capitalized research and development	14,259	12,913
Basis in fixed assets	759	976
Accruals and reserves not currently deductible	2,041	2,156
Total gross deferred tax assets	34,509	29,660
Less valuation allowance	(34,509)	(29,660)
Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent on future earnings, the timing and amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the related deferred tax assets has been established to reflect these uncertainties. The valuation allowance increased by $4,849,000, $5,360,000, and $5,800,000 in 2005, 2004 and 2003, respectively, due to operating losses which increased net operating loss carryforwards that are not likely to be realized in the near future.

As of December 31, 2005, Catalytica Energy’s federal and state net operating loss carryforwards were approximately $46,000,000 and $35,000,000, respectively. The federal net operating loss carryforward will expire in the years 2020 through 2025 and the state net operating loss carryforward will expire in the years 2006 through 2015 if not used to offset future taxable income.

The valuation allowance includes approximately $840,000 for net operating loss carryforwards that relate to stock option compensation expense for income tax reporting purposes. Any utilization of these net operating loss carryforwards would be recorded as an increase in additional paid-in capital.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

Note 7.   Capital Stock

Shares of Catalytica Energy common stock reserved for future issuance as of December 31, 2005 are as follows:

Employee stock purchase plan	1,089,202
1995 Stock Option Plan	4,199,772
5,288,974

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

CATALYTICA ENERGY SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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

Note 8.   Employee Benefit Plans

Stock Option Plan.   In 1995, the Company adopted the Catalytica Energy Systems, Inc. 1995 Stock Plan (the “1995 Plan”) which was subsequently amended. Under the 1995 Plan, the Company’s Board of Directors is authorized to grant incentive stock options to eligible employees and nonqualified stock options to eligible employees, consultants, and directors. Through December 31, 2005, the Company had reserved 5,000,000 shares of common stock for issuance under the 1995 Plan. The incentive stock options generally vest ratably over four years from the date of grant and expire no later than ten years from the date of grant. Nonqualified stock options offered to directors vest ratably over one to four years from the date of grant and expire no later than ten years from the date of grant.

On August 31, 2005, the 1995 Plan was amended to provide for the grant of Restricted Stock Units (RSU). On September 22, 2005, the board of directors granted 50,000 RSU to Robert Zack, the Company’s Chief Executive Officer.   The closing price of the Company’s common stock on that date was $1.50 per share and, accordingly, a deferred compensation obligation of $75,000 was recorded of which $5,000 was amortized to compensation expense in 2005. The RSU vest ratably each quarter over a 4 year period and is payable in shares upon vesting. Shares will be issued net of shares with a fair market value equal to the minimum statutory withholding taxes on each vesting date. Pursuant to these provisions, the Company issued 2,054 shares, net of tax, to Mr. Zack in 2005.

CATALYTICA ENERGY SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

The following table summarizes related stock option plan activity:

		Outstanding Options
	Shares		Average	Restricted
	Available	Number	Exercise	Stock Units
	for Grant	of Shares	Price	Outstanding
Balance at December 31, 2002	2,514,452	1,965,609	$8.68
Granted	(1,238,263)	1,238,263	2.80
Expired or forfeited	630,187	(630,187)	9.96
Exercised	—	(85,891)	1.84
Balance at December 31, 2003	1,906,376	2,487,794	5.66
Granted	(872,668)	872,668	3.84
Expired or forfeited	150,129	(150,129)	5.29
Exercised	—	(23,898)	3.09
Balance at December 31, 2004	1,183,837	3,186,435	5.20
Granted	(672,567)	622,567	2.34	50,000
Expired or forfeited	1,226,290	(1,226,290)	4.37	(1,071)
Exercised/converted to shares	—	(167,375)	0.44	(2,054)
Balance at December 31, 2005	1,737,560	2,415,337	$5.21	46,875

A summary of Catalytica Energy’s stock options outstanding as of December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$0.40	53,000	0.67	$0.400	53,000	$0.400
$1.75 - $1.91	78,000	9.42	1.859	78,000	1.859
$2.05 - $2.50	435,790	8.88	2.412	435,790	2.412
$2.61 - $3.00	449,246	7.26	2.751	449,246	2.751
$3.20 - $3.55	461,383	6.31	3.503	461,383	3.503
$3.57 - $4.55	520,752	7.94	4.019	520,752	4.019
$5.60 - $7.10	55,050	4.38	6.212	55,050	6.212
$10.451 - $16.937	253,316	4.67	14.615	253,316	14.615
$19.250 - $30.000	108,800	4.33	21.916	108,800	21.916
$0.400 - $30.000	2,415,337	6.97	$5.213	2,415,337	$5.213

CATALYTICA ENERGY SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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

	2005	2004	2003
Expected Volatility	62.50%	58.50%	63.55%
Risk Free Interest Rate	3.71%	3.15%	2.98%
Weighted Average Expected Life (years)	5.20	5.15	5.28
Dividend Yield	—	—	—

For pro forma purposes, the estimated fair value of the Company’s stock-based awards to employees is amortized over the options’ vesting period. The weighted average fair value of options granted during 2005, 2004 and 2003, was $1.31, $2.13, and $1.66 respectively, as calculated in accordance with SFAS No. 123.

On November 17, 2005, the Company accelerated the vesting of all then unvested and “out-of-the-money” stock options granted under the 1995 Plan. As a result, unvested options to purchase 769,814 shares of the Company’s common stock became immediately exercisable. The action was taken to avoid future charges to operations of approximately $510,000 related to these options which would have resulted upon the Company’s adoption of Statement 123(R) on January 1, 2006. In accordance with the provisions of APB 25, no financial statement impact resulted from the acceleration. Executive officers and directors with unvested options on November 17, 2005, as well as employees and consultants who held unvested options with an exercise price of less than $2.00 on that date, are subject to restrictions upon the sale of any shares received through the exercise of accelerated options. These restrictions preclude the sale of any shares acquired from the exercise of an accelerated option prior to the earlier of the original vesting date of the option or the individual’s termination of employment. Options to acquire 250,630 shares of common stock were subject to such restrictions as of December 31, 2005.

CATALYTICA ENERGY SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Deferred Stock Option Compensation.   During 2001 through 2004, Catalytica Energy granted stock options to a charitable foundation at the request of a member of the Company’s board of directors who otherwise would have received the options for his board service. Since the recipient of these options is not an employee or director of Catalytica Energy, the Company recorded deferred compensation, which was re-measured at each reporting period and charged to operations over the vesting periods. During June 2004, this board member resigned and the remaining deferred compensation was reversed. The following table summarizes activity related to these grants (in thousands):

Deferred Compensation
	# of		Vest	Year	Beginning					Ending
Grant Date	Shares	Price	Period	Ending	Balance	Granted	Expensed	Remeasured	Forfeited	Balance

Dec-01	20,000	$4.55	4 years	2001	$—	$91	$—	$(34)	$—	$57
				2002	57	—	(13)	(22)	—	22
				2003	22	—	(8)	4	—	18
				2004	18	—	(4)	—	(14)	—
Feb-02	4,000	$3.53	1 year	2002	—	9	(7)	(1)	—	1
				2003	1	—	(1)	—	—	—
Feb-03	10,000	$2.76	1 year	2003	—	18	(16)	—	—	2
				2004	2	—	(2)	—	—	—
Feb-04	10,000	$3.90	1 year	2004	—	22	(7)	(2)	(13)	—
					$—	$140	$(58)	$(55)	$(27)	$—

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

In January 2004, the Company granted four consultants options to purchase 7,500 shares each of common stock at $4.03 per share, vesting over a four year period. Since the recipients of these options are not employees or directors of Catalytica Energy, the Company recorded a deferred compensation obligation of $69,000, of which $5,000 and $13,000 was earned and charged to operations in the years ended December 31, 2005 and 2004, respectively. This obligation was re-measured at reporting periods during the years ended December 31, 2005 and 2004 resulting in a reduction to the deferred compensation obligation of $8,000 and $36,000, respectively. The consultants service to the Company terminated on December 31, 2005 and the remaining unamortized balance of deferred compensation was eliminated.

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

CATALYTICA ENERGY SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Participants may elect to have up to 10% of their pay withheld for purchase of common stock at the end of the offering period, up to a maximum of $25,000 per calendar year. Through December 31, 2005, the Company had reserved 1,500,000 shares of common stock for issuance under the 2000 Plan and had issued 410,798 shares under the 2000 Plan. For the year ended December 31, 2005, employees purchased 81,818 shares for $152,697. The weighted average fair value of those purchased shares granted during the years ended December 31, 2005 and 2004 was $.87 and $1.13, respectively. As of December 31, 2005, 1,089,202 shares were available for future issuance under the 2000 Plan.

401(k) Savings & Retirement Plan.   The Company offers a 401(k) Savings & Retirement Plan to eligible employees meeting certain age and service requirements. This plan permits participants to contribute up to the maximum allowable by the Internal Revenue Service regulations. The plan provides for both a bi-monthly Company match and a discretionary annual contribution. Participants are immediately vested in their voluntary contributions plus actual earnings and in the Company’s matching contributions. The Company’s expense for this plan was $283,000, $319,000 and $303,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Note 9. Major Customers and Geographic Revenues

Major customers (as a % of consolidated revenue) are as follows:

		Year ended December 31,
	Segment	2005	2004	2003
U.S. Department of Energy	CBTS	32%	33%	58%
Customer D	SCMS	20%	—	—
Customer B	SCMS	14%	13%	—
TCEQ	CBTS	8%	1%	—
California Energy Commission	CBTS	5%	3%	15%
Customer A	SCMS	5%	19%	—
General Electric	CBTS	3%	—	22%
Electric Power Research Institute	CBTS	1%	8%	—
Customer C	SCMS	—	13%	—
Other		12%	10%	5%
		100%	100%	100%

Revenue by geographic region is as follows:

	Year ended December 31,
	2005	2004	2003
United States	100%	100%	78%
Europe	—	—	22%

Note 10. Debt, Leases, Commitments and Contingencies

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

CATALYTICA ENERGY SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

fixed annual rate of 6.5% and matures in April 2009. Under terms of this new loan, payments of principal and interest totaling $19,105 are due monthly with a final principal payment of $2,737,228 due at maturity. This loan is secured by a deed of trust in the acquired real property.

Due to the acquisition of SCR-Tech in February 2004, long-term debt bearing an imputed interest rate of 6.3% was recorded consisting of $660,000 due in August 2005 and $882,000 due in February 2006. In addition, long-term debt bearing an imputed interest rate of 20% was recorded in the amount of $1,352,000, payable between 2006 and 2016. These obligations were extinguished in December 2005 with the settlement of all remaining liabilities related to the acquisition of SCR-Tech in return for a one-time cash payment of $1,500,000.

Pursuant to an April 2002 settlement agreement with Woodward Governor Company (“WGC”), Catalytica Energy recorded two notes payable of $100,000 each. These notes are non-interest bearing and were paid in full in January 2003 and January 2004.

At December 31, 2005, future payments under debt agreements and capital leases are as follows over each of the next five years and thereafter (in thousands):

Year	Amount
2006	$215
2007	234
2008	233
2009	2,800
2010	4
Thereafter	4
Total	3,490
	(583)	Less amounts representing interest
	(47)	Less current portion
	144	Plus other long-term accrued liabilites
	$3,004	Total long-term debt and other long-term liabilities

Operating leases.   Catalytica Energy leases its research and development facility, consisting of portions of two leased building covering approximately 32,500 square feet located in Mountain View, California, under an operating lease agreement which was amended effective January 1, 2006, to a term of one year, with an option to renew for one additional year. We currently sublease approximately 7,300 square feet leased at this site. Through November 2004, Catalytica Energy leased a site from the City of Santa Clara, California, which housed a gas turbine used for field demonstrations of the Company’s Xonon Cool Combustion system. Additionally, the Company leases manufacturing, office and warehouse equipment under various lease agreements which expire through 2010.

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

CATALYTICA ENERGY SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

The Company leases approximately 62,000 square feet of office, production, laboratory and warehouse space in Charlotte, North Carolina. This lease expires on December 31, 2012, with two options to renew for five years each.

At December 31, 2005, future payments under all non-cancelable operating leases are as follows over each of the next five years and thereafter (in thousands):

Year
2006	$569
2007	284
2008	278
2009	275
2010	272
Thereafter	534
$2,212

Rent expense consisting of building and equipment rent was $639,000, $412,000 and $1,079,000 during the years ended December 31, 2005, 2004, and 2003, respectively. Rental income from the various lease and sublease arrangements was $457,000, $403,000 and $1,233,000 during the years ended December 31, 2005, 2004 and 2003, respectively.  Rental income from leases of Company-owned facilities is recorded as other income; rental income from subleases of Company-leased facilities is recorded as an offset to operating expenses. Rent expense and rental income decreased significantly in 2004 due to the negotiation of amended lease agreements with our landlord and the expiration of a sublease agreement with one of our tenants.

Scheduled rental income as of December 31, 2005 under the various lease and sublease arrangements, which expire through December 31, 2007, is as follows (in thousands):

Year
2006	$494
2007	111
$605

Commitments.   We have entered into research collaboration arrangements that may require us to make future royalty payments. These payments would generally be due once specified milestones, such as the commencement of commercial sales of a product incorporating the funded technology, are achieved. Currently we have three such arrangements, with Gas Technology Institute (“GTI”) (formally known as Gas Research Institute), the California Energy Commission (“CEC”) and Woodward Governor Company (“WGC”).

In January 2000, we entered into a funding arrangement with GTI to fund the development of our Xonon combustor and demonstrate its performance. We will be required to make royalty payments to GTI of $243,000 per year for seven years beginning with the sale, lease or other transfer of the twenty-fifth catalyst module for gas turbines rated greater than 1 MW, up to a maximum of $1,701,000.

On September 20, 2005, the Company notified Kawasaki Gas Turbines (“Kawasaki”), a customer for its Xonon modules, of its election to terminate its supply agreement with Kawasaki pursuant to the terms of the agreement effective December 13, 2005. In October 2005, the Company received a purchase order

CATALYTICA ENERGY SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

from Kawasaki for 27 additional modules which we rejected. We do not believe we have any obligation to fill this order upon the terms proposed by Kawasaki or on any other terms. Kawasaki has disputed our rejection of the purchase order and has indicated it may seek arbitration of the dispute pursuant to the supply agreement. We do not believe the ultimate resolution of this matter will have a material adverse impact on the Company’s financial position or results of operations.

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

Note 11. Segment Disclosures

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

CATALYTICA ENERGY SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

We have the following two reportable operating segments:

•       Catalyst regeneration, cleaning and management services for selective catalytic reduction systems used by utility-scale power generating facilities to reduce NOx emissions—our SCR Catalyst and Management Services segment (“SCMS”).

•       Designing, developing and manufacturing advanced products based on our proprietary catalyst and fuel processing technologies, primarily focused on cost-effective solutions for reducing emissions from diesel engine applications—our Catalyst-Based Technology Solutions segment (“CBTS”).

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

CATALYTIC ENERGY SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

The tables below presents information about our reportable operating segments as of and for the years ended December 31, 2005 and 2004 (in thousands):

	Year Ended December 31,
	2005	2004
Total revenue
CBTS	$1,804	$2,641
SCMS	1,725	2,960
Consolidated	$3,529	$5,601
Operating income/(loss)
CBTS	$(13,925)	$(13,275)
SCMS	(2,165)	(188)
Consolidated	$(16,090)	$(13,463)
Depreciation and amortization(1)
CBTS	$1,594	$1,229
SCMS	430	344
Consolidated	$2,024	$1,573
Capital expenditures
CBTS	$215	$407
SCMS	118	28
Consolidated	$333	$435

(1)          Depreciation of fixed assets and amortization of intangible assets. Operating loss, excluding this depreciation and amortization, constitutes EBITDA by segment which is the basis of evaluation used by the Chief Operation Decision Maker.

	December 31,
	2005	2004
Total assets
CBTS	$27,392	$43,115
SCMS	8,953	8,402
Consolidated	$36,345	$51,517

Note 12. Selected Quarterly Financial Data (Unaudited) (In thousands, except per share amounts):

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2005	2004	2005	2004	2005	2004	2005	2004
Revenues	$1,299	$986	$762	$1,100	$868	$1,942	$600	$1,573
Total expenses	4,921	4,323	4,416	5,125	5,831	4,664	4,451	4,952
Operating loss	$(3,622)	$(3,337)	$(3,654)	$(4,025)	$(4,963)	$(2,722)	$(3,851)	$(3,379)
Net loss	$(3,538)	$(3,241)	$(3,490)	$(4,004)	$(4,852)	$(2,696)	$(1,586)	$(3,328)
Basic and diluted net loss per share	$(0.20)	$(0.18)	$(0.19)	$(0.22)	$(0.27)	$(0.15)	$(0.09)	$(0.19)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALYTICA ENERGY SYSTEMS, INC. (Registrant)
Dated: March 30, 2006	By:	/s/ ROBERT W. ZACK
Robert W. Zack
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert W. Zack his attorney-in-fact, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROBERT W. ZACK	President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal
Robert W. Zack	Accounting and Financial Officer) and Director	March 30, 2006
/s/ RICARDO B. LEVY	Chairman of the Board	March 21, 2006
Ricardo B. Levy
/s/ RICHARD A. ABDOO	Director	March 24, 2006
Richard A. Abdoo
/s/ WILLIAM B. ELLIS	Director	March 23, 2006
William B. Ellis
/s/ HOWARD I. HOFFEN	Director	March 29, 2006
Howard I. Hoffen
/s/ DAVID F. MERRION	Director	March 27, 2006
David F. Merrion
/s/ FREDERICK M. O’SUCH	Director	March 23, 2006
Frederick M. O’Such
/s/ SUSAN F. TIERNEY	Director	March 27, 2006
Susan F. Tierney
/s/ JOHN A. URQUHART	Director	March 27, 2006
John A. Urquhart