Form 10QSB
period 2006-03-31
CATALYTICA ENERGY SYSTEMS INC
filed 2006-05-12
CIK 1053361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 8, 2006 there were outstanding 18,164,326 shares of the issuer’s common stock, par value $0.001, which is the only class of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CATALYTICA ENERGY SYSTEMS, INC.

FORM 10-QSB

March 31, 2006

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CATALYTICA ENERGY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

for the three-months ended March 31, 2006 and 2005

 (In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2006	2005

Revenues
SCR catalyst & management services	$2,979	$743
Research and development	—	556
Total revenues	2,979	1,299

Costs and expenses:
Cost of revenues	1,571	1,170
Research and development	1,619	2,048
Selling, general and administrative	2,072	1,859
Total costs and expenses	5,262	5,077

Operating loss	(2,283)	(3,778)

Interest and other income	605	399
Interest expense	(48)	(159)

Net loss	$(1,726)	$(3,538)

Basic and diluted net loss per share	$(0.10)	$(0.20)

Weighted average shares used in computing basic and diluted net loss per share	18,158	17,931

See accompanying notes.

CATALYTICA ENERGY SYSTEMS, INC.

CONSOLIDATED BALANCE SHEET

at March 31, 2006

(In thousands)

(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$598
Short-term investments	17,979
Accounts receivable, net	1,890
Inventory	462
Prepaid expenses and other assets	833
Total current assets	21,762
Property and equipment:
Land	611
Building and leasehold improvements	7,704
Equipment	7,031
Less accumulated depreciation and amortization	(9,509)
Total property and equipment	5,837

Goodwill	4,257
Other intangible assets	1,367
Other assets	289
Total assets	$33,512

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$416
Accrued payroll and benefits	750
Accrued liabilities and other	1,956
Current portion of long-term debt and other long-term liabilities	47
Total current liabilities	3,169

Long-term debt and other long-term liabilities	2,989
Total liabilities	6,158

Stockholders’ equity:
Common stock	18
Additional paid-in capital	167,606
Accumulated deficit	(140,209)
Accumulated other comprehensive loss	(61)
Total stockholders’ equity	27,354
Total liabilities and stockholders’ equity	$33,512

See accompanying notes.

CATALYTICA ENERGY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three-months ended March 31, 2006 and 2005

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,726)	$(3,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	244	286
Amortization (accretion) of investments (discount) premium	(4)	29
Amortization of intangible assets	43	43
Accretion of interest on long-term debt	—	109
Forgiveness of notes receivable from related parties	—	10
Stock based compensation	18	2
Remeasurement of present value of long-term debt	—	(62)
Loss on sale of property and equipment	—	1
Changes in:
Accounts receivable	(456)	(55)
Inventory	525	(19)
Prepaid expenses and other assets	(179)	2
Accounts payable	131	332
Accrued payroll and benefits	(277)	(213)
Accrued liabilities and other	(985)	(281)
Net cash used in operating activities	(2,666)	(3,354)

Cash flows from investing activities:
Purchases of investments	(500)	(19,400)
Maturities of investments	2,370	4,605
Sale of property and equipment	—	10
Additions to property and equipment	(98)	(138)
Net cash provided by (used in) investing activities	1,772	(14,923)

Cash flows from financing activities:
Repayments of long-term debt	(11)	(22)
Proceeds from issuance of capital lease obligations	—	24
Repayments of capital lease obligations	(1)	(1)
Proceeds from issuance of common stock to employees through stock plans	14	112
Net cash provided by financing activities	2	113

Net decrease in cash and cash equivalents	(892)	(18,164)
Cash and cash equivalents at beginning of period	1,490	26,901
Cash and cash equivalents at end of period	$598	$8,737

Additional disclosure of cash flow information:
Deferred compensation for issuance and revaluation of stock options to non-employees	$—	$(1)
Interest paid	$47	$48

See accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Significant Accounting Policies

Description of Business. Catalytica Energy Systems, Inc. (“Catalytica Energy,” “the Company,” “we,” “us” or “our”) provides innovative products and services to meet the growing demand for emissions control solutions in the power generation and transportation industries. Through our SCR-Tech subsidiary, we offer a variety of services for coal-fired power plants that use selective catalytic reduction (“SCR”) systems to reduce nitrogen oxides (“NOx”) emissions. These services include SCR catalyst management, cleaning and regeneration, as well as consulting services to help power plant operators optimize efficiency and reduce overall NOx compliance costs (collectively “SCR Catalyst and Management Services”). Our business activities also include the design, development, manufacture and servicing of advanced products based on our proprietary catalyst and fuel processing technologies to offer cost-effective solutions for reducing diesel engine emissions. Our Xonon® Diesel Fuel Processing technology is designed to facilitate a significant reduction in NOx and particulate matter (“PM”) emissions from mobile and stationary diesel engine applications by improving the performance of NOx adsorber catalyst systems and diesel particulate filters.

We are currently conducting our business through the following two business segments (see Note 6 in Notes to Unaudited Consolidated Financial Statements for business segment disclosures):

•                  Catalyst regeneration, rejuvenation, cleaning and management services for SCR systems used by coal-fired power generation facilities to reduce NOx emissions – our SCR Catalyst and Management Services segment (“SCMS”); and

•                  Designing, developing and manufacturing advanced products based on our proprietary catalyst and fuel processing technologies, primarily focused on cost-effective solutions for reducing emissions from diesel engine applications – our Catalyst-Based Technology Solutions segment (“CBTS”).

Unaudited Interim Financial Information. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 30, 2006. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2006.

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

Revenues related to SCR catalyst regeneration and cleaning services are recognized when the service is completed for each catalyst module. Customer acceptance is not required for regeneration and cleaning services in that SCR-Tech’s contracts currently provide that services are completed upon receipt of testing results by independent third parties confirming compliance with contract requirements. Testing generally occurs three times during a particular customer project – at the beginning of the processing, when approximately one-half of the project has been processed, and upon completion of processing. A typical customer project may take 30 to 90 days to complete. Once a successful test result is received from an independent third party, revenue is recognized for each catalyst module processed prior to the receipt of such test results, and revenue is subsequently recognized for each catalyst module as its processing is completed. As the Company utilizes a consistent methodology and formula for each project, it is unlikely that subsequent testing would not be successful. Nonetheless, if a subsequent test result were to indicate failure, the Company would cease recognizing revenue on any subsequent modules until new testing evidence confirms successful processing. We maintain a revenue allowance to provide for any deficient test results that may occur after our initial test.

From time to time, SCR-Tech purchases spent catalyst modules, regenerates them and subsequently sells them to customers as refurbished units. In such cases, revenues are not recognized until the units are delivered to the customer.

Due to the nature of the demand for SCR regeneration and cleaning services, some of our contracts provide for extended payment terms. In a situation where the project for a customer is complete, but the customer is not contractually committed to receive an invoice within the succeeding six months (and subsequent payment is due within 30 days of invoice date), revenues are deferred until the six month criterion is met. If the customer contract provides for a deposit or progress payments, we recognize revenue up to the amount invoiced. No rights of return exist. The customer is responsible for the removal, transportation and subsequent installation of the catalyst. Our revenue arrangements do not have any material multiple deliverables as defined in Emerging Issues Task Force (“EITF”) 00-21, “Accounting for Multiple Element Revenue Arrangements”.

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

We recognize revenue from our management and consulting services as work is performed. Costs associated with management and consulting services are expensed as incurred.

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

While government research and development contracts may extend over multiple years, funding is generally provided incrementally on an annual basis with authorization of funds by Congress. Should funding be temporarily delayed or if the Company’s strategic objectives change, we may choose to devote resources to other activities, including internally funded R&D programs.

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

We enter into contracts with government agencies as funding sources to help defray costs of commercializing our emissions control-related technologies. The federal government is not the sole or principal expected end-use customer for the research and development or for products directly resulting from the R&D activity funded by the contract. We believe the funding derived from those sources is incidental to our anticipated costs of bringing the technologies we develop, with government funding support, to the marketplace. As such, we believe it is appropriate to present R&D revenues on a gross, rather than net, basis in the statement of operations.

Accounts Receivable. Accounts receivable consists of trade receivables generated from research and development contracts, trade receivables from SCR Catalyst and Management Services and revenues in excess of billings from SCR Catalyst and Management Services. Trade receivables are recorded at the invoiced amount. Payment terms for SCR catalyst regeneration and cleaning services are typically defined in the contract for services rendered. Revenues may be earned for those services in advance of amounts billable to the customer and are recognized when the service is complete, unless the contract terms will not result in invoice generation within six months from the date of completion of those services. Revenues recognized in excess of amounts billed are recorded as accounts receivable. Revenues in excess of billings represented $611,000 and $78,000 of net accounts receivable as of March 31, 2006 and 2005, respectively.

Inventory. Catalytica Energy’s inventory consists principally of raw materials and is stated at the lower of cost or market. Raw materials consist mainly of various precious metals and high temperature foils that are used to make catalysts for our diesel modules and for use in our research and development activities and chemicals used in the regeneration of SCR catalyst modules.

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

Goodwill and other intangible assets relate only to the SCMS business segment. The carrying amounts and related accumulated amortization of goodwill and other intangible assets at March 31, 2006 are as follows (in thousands):

	March 31, 2006
	Carrying Amount	Accumulated Amortization

Goodwill	$4,257

Other Intangible Assets
Intellectual property	$1,727	$(360)

Amortization expense of other intangible assets was $43,000 during both the three-months ended March 31, 2006 and 2005. The Company estimates amortization expense to be approximately $130,000 for the remainder of the fiscal year. For fiscal years 2007 through 2011, the Company estimates amortization expense will be approximately $173,000 per year.

Accrued Warranty Liability. The Company warrants its Xonon Cool Combustion® catalytic modules used in gas turbine applications for a period of 8,000 hours of operation or five years from first firing, whichever comes first. The Company’s obligations under this warranty are limited to repair or replacement of any defective Xonon Cool Combustion module(s). Warranties provided for the Company’s SCR catalyst cleaning and regeneration services vary by contract, but typically provide limited performance guarantees and complete structural warranties.

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

The accrued warranty liability balance was $155,000 at March 31, 2006.

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

The revenue cost reserve balance was $106,000 at March 31, 2006.

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

Note 2. Net Loss per Share

Basic and diluted net loss per share is presented in accordance with SFAS No. 128, “Earnings Per Share.”  The Company’s potentially dilutive securities (stock options) were anti-dilutive for the three-months ended March 31, 2006 and 2005 because the Company incurred a net loss for each of those periods. Therefore such potentially dilutive securities have been excluded from the computation of weighted-average shares outstanding used in computing diluted net loss per share. Total potentially dilutive securities outstanding as of March 31, 2006 and 2005 were approximately 2,790,000 and 3,632,000, respectively.

Note 3. Stock-Based Compensation

The Company has a Stock Option Plan, which allows for the granting of restricted stock units (“RSUs”), and an Employee Stock Purchase Plan (the “ESPP”), which are both considered stock-based compensation plans. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-based Compensation.” No stock-based employee compensation cost was recognized in the Consolidated Statement of Operations for the three-months ended March 31, 2005 as all options granted under the Stock Option Plan had exercise prices equal to the market value of the underlying common stock on the date of grant and no RSUs had yet been granted. The ESPP was considered non-compensatory under APB No. 25. Total compensation for share-based compensation arrangements recognized in the three-month period ended March 31, 2006 was $18,046.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified prospective method. Compensation cost recognized in the three-month period ended March 31, 2006, therefore, includes compensation cost for all stock options granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. The Company had no granted but not yet exercisable stock options outstanding at December 31, 2005. The Company continues to amortize the fair value at the date of grant of RSUs over their related vesting periods, however, pursuant to SFAS No. 123(R), the amount amortized is reduced by an estimated forfeiture rate. The ESPP includes a provision which allows for purchases of the Company’s common stock at a 15% discount which causes it to be considered compensatory under SFAS No. 123(R).

Adoption of SFAS No. 123(R) had the effect of increasing net loss for the three-month period ended March 31, 2006 by $13,358. Had the Company applied the fair value recognition provisions of SFAS No. 123(R) to options granted under the Stock Option Plan and share purchases pursuant to the ESPP in the three month period ended March 31, 2005, the Company’s net loss would have increased to $3,826,000 from the $3,538,000 reported and net loss per share would have increased to $.21 from the $.20 reported. For purposes of this comparison, the value of the options was estimated using a Black-Scholes option pricing formula and amortized to expense over the options’ original vesting periods. The ESPP valuation used a Black-Scholes model and amortized the expense over the 6-month subscription period. The adoption of SFAS No. 123(R) had no effect on cash flow.

The following tables summarize stock option plan activity since the adoption of SFAS No. 123(R):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	2,415,337	$5.21
Granted	634,200	1.15
Exercised	(7,000)	0.40
Forfieted	(20,000)	1.15
Expired	(276,640)	6.69
Outstanding at March 31, 2006	2,745,897	$4.17	7.53	$278,774
Vested or expected to vest at March 31, 2006	2,484,088	$4.49	7.26	181,905
Exercisable at March 31, 2006	2,131,697	$5.04	6.82	51,520

The weighted-average fair value of options granted during the three-month period ended March 31, 2006 was $.7234. The total intrinsic value of options exercised during the period was $9,310. The fair value of each stock option award is estimated using a Black-Scholes option pricing formula with the following assumptions:

Three Months Ended March 31, 2006
Expected dividend yield	0.0%
Expected stock price volatility	66.8%
Risk-free interest rate	4.72%
Expected life of options	4.0 years

The following table summarizes RSU activity during the three-month period ended March 31, 2006:

	Number of Shares	Grant-Date Fair Value
Nonvested at December 31, 2005	46,875	$1.50
Granted	—
Vested	(3,125)	1.50
Forfeited	—
Nonvested at March 31, 2006	43,750	1.50

As of March 31, 2006, there was $509,988 of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the plan. That cost is expected to be recognized over a period of 1.9 years. The total fair value of shares vested during the three-month period ended March 31, 2006 was $3,594.

The issuance of shares pursuant to the exercise of stock options is done through a third party broker who acquires the shares on the open market. Issuances in connection with the vesting of RSUs or ESPP purchases are accomplished with new shares .

Note 4. Debt Agreements. In March 2002, we received a term loan of $3,010,000 from the Arizona State Compensation Fund. Proceeds of this loan were applied to the purchase of a 43,000 square foot manufacturing and administrative facility in Gilbert, Arizona. In August 2004, the remaining $2,940,254 principal balance on this loan was refinanced with a five-year term loan which bears interest at a fixed annual rate of 6.5% and matures in April 2009. Under the terms of this new loan, payments of principal and interest totaling $19,105 are due monthly with a final principal payment of $2,737,228 due at maturity. This loan is secured by a deed of trust in the acquired real property.

Note 5. Comprehensive Loss. The components of comprehensive loss are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005

Net loss	$(1,726)	$(3,538)
Other comprehensive loss:
Change in unrealized loss on available-for-sale securities recognized in other comprehensive loss	(3)	(58)
Comprehensive loss	$(1,729)	$(3,596)

The components of accumulated other comprehensive loss at March 31, 2006 are as follows (in thousands):

Unrealized loss on available-for-sale securities	$(61)

Accumulated other comprehensive loss	$(61)

Note 6. Segment Disclosures. SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. The method for determining what information to report under SFAS No. 131 is based upon the “management approach,” or the way that management organizes the operating segments within the Company, for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. Our CODM is our Chief Executive Officer.

We have the following two reportable operating segments:

•                  Catalyst regeneration, rejuvenation, cleaning and management services for SCR systems used by coal-fired power generation facilities to reduce NOx emissions – our SCR Catalyst and Management Services segment

(“SCMS”); and

•                  Designing, developing and manufacturing advanced products based on our proprietary catalyst and fuel processing technologies, primarily focused on cost-effective solutions for reducing emissions from diesel engine applications – our Catalyst-Based Technology Solutions segment (“CBTS”).

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

The following table presents information about our reportable operating segments (in thousands):

	Three Months Ended March 31,
	2006	2005
Total revenue
CBTS	$—	$556
SCMS	2,979	743
Consolidated	$2,979	$1,299

Operating income(loss
CBTS	$(3,174)	$(3,560)
SCMS	891	(218)
Consolidated	$(2,283)	$(3,778)

Depreciation and amortization (1)
CBTS	$176)	$224
SCMS	111	105
Consolidated	$287	$329

Capital expenditures
CBTS	$68	$96
SCMS	30	42
Consolidated	$98	$138

As of March 31, 2006
Total assets
CBTS	$24,595
SCMS	8,917
Consolidated	$33,512

(1)                        Depreciation of fixed assets and amortization of intangible assets. Operating loss, net of this depreciation and amortization, provides EBITDA by segment which is the basis of evaluation used by the Chief Operating Decision Maker.

Note 7. Subsequent Event. On April 18, 2006, the Company entered into an agreement for the sale of its Gilbert, Arizona building (the “Sale Agreement”) for $4,775,000. Pursuant to the terms of the agreement, the buyer has 30 days to conduct due diligence and a feasibility investigation (the “Feasibility Period”) and may terminate the Sale Agreement for any reason without penalty prior to the termination of the Feasibility Period. If the Buyer does not terminate the Sale Agreement prior to the expiration of the Feasibility Period, the buyer’s $100,000 earnest money deposit will become nonrefundable. The Sale Agreement provides that the closing must occur within 30 days following the end of the Feasibility Period. If the sale occurs as contemplated by the Sale Agreement, the Company expects to record a gain on sale of approximately $700,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Management’s Discussion and Analysis and other parts of this Report on Form 10-QSB contain forward-looking statements that involve risks and uncertainties. The words “anticipates,” “believes,” “expects,” “intends,” “will” and similar expressions identify forward-looking statements which are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements.

Forward-looking statements in this report may include, but are not limited to statements regarding:

•                  our market opportunities and the growth of the market for our solutions

•                  our ability to identify opportunities to streamline our operations and reduce overhead

•                  our ability to capitalize on any long-term commercial prospects and maintain financial viability

•                  the long-term commercial prospects for our Company;

•                  the outcome of any strategic initiatives that we may decide to take, including additional headcount reductions, discontinuing other business activities and downsizing our facilities

•                  the nature of our asset and technology base

•                  our business strategies and plan of operations

•                  our competitive advantage in the marketplace

•                  the nature and level of competition for our solutions

•                  the efficiency and efficacy of our solutions

•                  the cost-effectiveness of our solutions

•                  our commitment to funded research programs

•                  the level of research and development by original equipment manufacturer (“OEM”) partners

•                  our ability to integrate our products with OEM solutions

•                  the availability and expense of resources and raw materials necessary for production and manufacturing

•                  the timing of our testing activities, our development programs, and the commercialization of our products

•                  the future research, development and commercialization costs of our products

•                  the value of our intellectual property and effectiveness of our patent portfolio

•                  the ability of our management to adapt to changing circumstances

•                  our relations with employees

•                  the cost of emissions reduction technology and its effects

•                  the applicability of our solutions to different diesel engine applications

•                  the successful development and market potential of our diesel products

•                  the existing and proposed emissions restrictions on power generating sources and diesel engines used in transportation applications due to environmental concerns

•                  the likelihood of downsizing, discontinuing or pursuing other strategic alternatives related to our diesel emissions reduction business and the financial effect of any such actions

•                  the effects of our decision to discontinue development and commercial activities associated with our Xonon Cool Combustion product for gas turbines

•                  the level of future Xonon module production

•                  the value of our Xonon-equipped gas turbine business in a sale transaction

•                  the uniqueness, potential and market for our SCR catalyst and management services

•                  our ability to manage SCR-Tech

•                  the role of catalyst regeneration in the catalyst replacement market

•                  the effect of the acquisition of SCR-Tech

•                  the adequacy of SCR-Tech’s facilities

•                  the nature and amount of concentration of customers for SCR-Tech

•                  the effectiveness of testing of regenerated and cleaned SCR modules by independent third parties and the effect of such testing on revenue recognition

•                  our investment in research and development

•                  sources and amounts of our revenues and the timing of revenue recognition

•                  the level, amount and consistency of our revenues

•                  our use of earnings

•                  our ability to generate cash and the sufficiency of existing cash and cash equivalents

•                  our funding requirements and potential sources of funding

•                  predictions as to the amount and nature of anticipated losses and whether we will achieve profitability

•                  our anticipated SG&A and capital expenditures

•                  our liquidity and the effect or our actions on our liquidity

•                  the impact of interest income and expense

•                  the level and amount of our expenses

•                  predictions as to when we may incur material income taxes

•                  the likelihood of closing the sale of our Gilbert, Arizona facility

•                  the financial effect of the sale of our Gilbert, Arizona facility

•                  the likelihood or effect of any claims arising out of our spin-off from Catalytica, Inc.

•                  the likelihood or effect of any litigation with Kawasaki

•                  critical accounting policies and the effect of such policies on our financial statements

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in “Risks That Could Affect Our Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-QSB.

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

We are currently conducting our business through the following two business segments:

1.               Catalyst regeneration, rejuvenation, cleaning and management services for SCR systems used by coal-fired power generation facilities to reduce NOx emissions – our SCR Catalyst and Management Services (“SCMS”) segment; and

2.               Designing, developing and manufacturing advanced products based on our proprietary catalyst and fuel processing technologies, primarily focused on cost-effective solutions for reducing emissions from diesel engine applications – our Catalyst-Based Technology Solutions (“CBTS”) segment.

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

Revenues from SCR Catalyst and Management Services

Revenues related to SCR catalyst regeneration and cleaning services are recognized when the service is completed for each catalyst module. Customer acceptance is not required for regeneration and cleaning services in that SCR-Tech’s contracts currently provide that services are completed upon receipt of testing results by independent third parties confirming compliance with contract requirements. Testing generally occurs three times during a particular customer project – at the beginning of the processing, when approximately one-half of the project has been processed, and upon completion of processing. A typical customer project may take 30 to 90 days to complete. Once a successful test result is received from an independent third party, revenue is recognized for each catalyst module processed prior to the receipt of such test results, and revenue is subsequently recognized for each catalyst module as its processing is completed. As the Company utilizes a consistent methodology and formula for each project, it is unlikely that subsequent testing would not be successful. Nonetheless, if a subsequent test result were to indicate failure, the Company would cease recognizing revenue on any subsequent modules until new testing evidence confirms successful processing. We maintain a revenue allowance to provide for any deficient test results that may occur after our initial test.

From time to time, SCR-Tech purchases spent catalyst modules, regenerates them and subsequently sells them to customers as refurbished units. In such cases, revenues are not recognized until the units are delivered to the customer.

Due to the nature of the demand for SCR catalyst regeneration and cleaning services, some of our contracts provide for extended payment terms. In a situation where the project for a customer is complete, but the customer is not contractually committed to receive an invoice within the succeeding six months (and subsequent payment is due within 30 days of invoice date), revenue is deferred until the six month criterion is met. If the customer contract provides for a deposit or progress payments, we recognize revenue up to the amount invoiced. Because we perform a service for a customer, no rights of return exist. The customer is responsible for the removal, transportation and subsequent installation of the catalyst. Our revenue arrangements do not have any material multiple deliverables as defined in Emerging Issues Task Force (“EITF”) 00-21, “Accounting for Multiple Element Revenue Arrangements”.

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

Results of Operations

The following summary presents the results of operations by comparable period for the three-months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005	Change

Revenues
SCR catalyst & management services	$2,979	$743	$2,236
Research and development	—	556	(556)
Total revenues	2,979	1,299	1,680

Costs and expenses:
Cost of revenues	1,571	1,170	401
Research and development	1,619	2,048	(429)
Selling, general and administrative	2,072	1,859	213
Total costs and expenses	5,262	5,077	185

Operating loss	(2,283)	(3,778)	1,495

Interest and other income	605	399	206
Interest expense	(48)	(159)	111

Net loss	$(1,726)	$(3,538)	$1,812

Comparison of the three-month periods ended March 31, 2006 and 2005

Revenues. SCR Catalyst and Management Services revenues result primarily from catalyst cleaning and regeneration services. Additionally, the Company provides SCR catalyst management and consulting services, including catalyst inspection, performance testing and analysis, catalyst specification, and computer simulation to help power plant operators improve their SCR system performance and achieve cost-effective NOx compliance. Research and Development revenues include revenues generated from research and development (“R&D”) contracts funded by gas turbine manufacturers and government sources for fuel processor, diesel and gas turbine technology development. These R&D contracts provide for partial recovery of our direct and indirect costs.

We expect SCR Catalyst and Management Services to continue to be the most significant component of revenue for the foreseeable future. However, this revenue is project-based, and as such, the timing of those revenues varies from period-to-period. We expect to continue to pursue funded research programs. Most of our R&D contracts are subject to periodic review by our funding partners, which could result in modifications to project scope, termination of funding, or schedule delays. We received no such funding in the three-month period ended March 31, 2006 and cannot ensure we will receive R&D funding in the future. In return for funding development, collaborative partners may receive certain rights in the commercialization of any resulting technology, including royalty payments on future sales. The timing of revenues from R&D contracts varies from year to year, and from contract to contract, based on the terms agreed upon by us and the customer or funding party. Due to the nature of R&D funding, period-to-period comparisons of R&D revenues are not necessarily meaningful and should not be relied upon as indications of future performance. It is likely that 2006 funding will continue to be significantly below 2005 levels due to the completion in 2005 of several revenue producing R&D contracts.

The increase in SCR Catalyst and Management Services revenue during the three-month period ended March 31, 2006, compared to the corresponding period of 2005, results from the completion of several contracts for the regeneration, rejuvenation and replacement of spent SCR catalyst during the current quarter as compared with one such contract in 2005. The increase is reflective of increased sales activity and staffing during 2005 as evidenced by the increase in backlog at December 31 from $775,000 in 2004 to $3,100,000 in 2005.

SCR Catalyst and Management Services revenues for the three-month period ended March 31, 2006 represent a 72% increase over such revenues for all of 2005. The magnitude of the increase is largely due to the timing of individual projects and, therefore, is not representative of that which can be expected for the remainder of 2006. Further, during the three-month period ended March 31, 2006, one customer represented 63% of our revenue. We do believe, however, that 2006 SCR Catalyst and Management Services revenues will significantly exceed those of 2005. Revenue backlog as of March 31, 2006 for SCR Catalyst and Management Services was approximately $2,676,000 including $35,000 of deferred revenue versus backlog as of March 31, 2005 of approximately $236,000 including $59,000 of deferred revenue. A significant portion of the 2006 backlog, however, may not be recognized as revenue until 2007 due to delays in delivery and billing caused by the customer’s scheduling requirements.

We believe our full-year 2006 revenue will be in the range of $5.5 to $6.5 million, based upon the prospects for a continued increase in sales activity for SCR Catalyst and Management Services. However, such expectations are subject to the timing of revenue recognition associated with various projects at SCR-Tech and the other uncertainties regarding our business as described herein. With respect to revenues generated from R&D contracts, however, it is likely that 2006 funding will continue to be significantly below 2005 levels due to the completion in 2005 of several revenue producing R&D contracts. Accordingly, we anticipate that SCR Catalyst and Management Services revenues will constitute the vast majority of our revenues in 2006. We have identified potential funding sources for our diesel OEM and diesel genset programs; however, we have not yet secured funding from those sources and the availability of such funding is not certain.

Cost of Revenues. Cost of revenues attributable to SCR Catalyst and Management Services is comprised largely fixed costs and includes direct labor, plant management wages, fringe benefits, the cost of replacement modules sold, facility rent, chemicals, depreciation, supplies and third party consulting services, and are expensed as incurred.

Expenses relating to government and OEM funded R&D programs are also classified as cost of revenues. Expenses relating to internally funded programs are classified as R&D expenses. Accordingly, shifts in effort between government and OEM funded programs, versus internally funded programs, produce period-to-period variances in cost of revenues and R&D expenses. Cost of revenues relating to R&D contracts consists of direct expenses including direct labor, fringe benefits, travel, consulting and other third party professional services, supplies and R&D overhead, and are expensed as incurred. R&D overhead is applied to government and OEM funded programs based on total non-direct program expenses incurred as a percentage of direct program expenses.

The increase in cost of revenues during the three-month period ended March 31, 2006, compared to the corresponding period of 2005, resulted from the increase in SCR Catalyst and Management Services revenues in the 2006 period. Included in 2006 cost of revenues is the $539,000 cost of modules purchased from a third party as spent catalyst which were subsequently regenerated and sold to a customer. Included in the 2005 period is $453,000 of expenses relating to government and OEM funded R&D programs. No expenses related to R&D activities were included in cost of revenues in 2006 as no revenues were earned from such programs in the 2006 period.

Research and Development Expenses. R&D expenses relate solely to our Catalyst-Based Technology Solutions segment and include compensation and benefits for engineering and manufacturing staff, fees for contract engineers, materials to build prototype units, amounts paid to outside suppliers for subcontracted components and services, supplies, facilities and information technology costs. We expense all R&D costs as incurred.

The decrease in R&D expenses during the three-month period ended March 31, 2006 compared to the corresponding period of 2005 results from the overall reduction in R&D activity and staffing due to the termination of the Company’s diesel retrofit and Department of Energy (“DOE”) fuel processor programs along with the cessation of development efforts associated with our Xonon Cool Combustion product for gas turbines in the second half of 2005. These decreases were partially offset by the existence of government and OEM funded R&D programs in 2005 which resulted in $453,000 of R&D expenditures being reported as cost of revenues in 2005 versus none in 2006 and severance and retention costs of $367,000 incurred in 2006.

We expect total R&D expenses, including those classified as cost of revenues, will remain well below 2005 levels for the balance of 2006. Essentially all of our current research and development efforts are focused on diesel programs.

Selling, General and Administrative (“SG&A”) Expenses. SG&A includes compensation, benefits and related costs of corporate functions, which include management, business development, marketing, human resources, sales and finance, and un-allocated facilities and IT costs.

The increase in SG&A expenses during the three-month period ended March 31, 2006, compared to the corresponding period of 2005 results from costs associated with increases in staffing and sales and marketing activity levels at SCR-Tech which more than offset staffing reductions in our Catalyst-Based Technology Solutions segment. The 2006 period also includes a $66,000 increase in legal fees related to corporate matters and $35,000 in relocation costs for SCR-Tech personnel.

We expect SG&A for the remainder of 2006 to decrease as compared to 2005 due to both the one-time and ongoing impacts of our restructuring activities in 2005 and further reductions in overhead expenditures resulting from our ongoing cash conservation efforts.

Interest and Other Income. Interest income is generated from money market and short-term investments. Other income consists of rental income generated from leasing certain portions of our Gilbert, Arizona building.

The increase in interest and other income during the three-month period ended March 31, 2006 compared to the corresponding period of 2005 results from a $181,000 increase in proceeds from the recovery of precious metals from scrap in 2006, higher rental income received from tenants and improved yields on money market and short-term investments partially offset by reduced cash balances.

We expect interest income will decline during 2006, compared to 2005, due to lower cash balances as we use cash to fund operations and as a result of the expenditure of $1,500,000 in December 2005 to settle our remaining SCR-Tech acquisition liability. We expect rental income to decline in 2006 from 2005 levels as a result of the planned sale of our Gilbert, Arizona building in mid to late 2006 (see “Liquidity and Capital Resources” below).

Interest Expense. Interest expense reflects amounts incurred under long-term debt and capital lease obligations.

The decrease in interest expense during the three-month period ended March 31, 2006 compared to the corresponding period of 2005 results from the settlement of our remaining SCR-Tech acquisition liability in December 2005.

Ongoing interest expense relates to the mortgage on our Gilbert, Arizona building. We expect interest expense will decrease in 2006 as a result of the planned sale of that building in mid to late 2006 (see “Liquidity and Capital Resources” below).

Income Taxes. No benefit from income taxes was recorded on the losses incurred during the three-month periods ended March 31, 2006 and 2005 because the expected benefit, computed by applying statutory tax rates to the net loss, was offset by an increase in the valuation allowance for deferred tax assets due to the uncertainty of future taxable income that would allow us to realize deferred tax assets generated from our losses. We do not believe we will incur any material income taxes in the foreseeable future.

Liquidity and Capital Resources

Historical Capital Position and Usage

Prior to our spin-off in December 2000, Catalytica, Inc. made a $50.0 million cash investment in the Company. Additionally, in August 2001, we received net proceeds of $47.7 million from a public offering of our common stock. Through March 31, 2006, approximately 81% of the proceeds from the capital contribution and our public offering have been used to fund our ongoing research and development efforts associated with our diesel emissions reductions solutions and the commercialization of our Xonon Cool Combustion technology for gas turbine applications, the purchase of our commercial manufacturing and administrative facility in Gilbert, Arizona, the purchase of SCR-Tech and for general corporate purposes. The remaining funds are invested in commercial and government short-term paper.

The following table summarizes the yearly changes in cash, cash equivalents and short-term investments for the three-month periods ended March 31, 2006 and 2005 (in thousands):

	Three months ended March 31,
	2006	2005

Ending balance of cash, cash equivalents and short-term investments	$18,577	$32,136

Net decrease in cash, cash equivalents and short-term investments	$(2,755)	$(3,456)

Our net decrease in cash, cash equivalents and short-term investments (“Cash Consumption”) was approximately $2.8 million for the three-months ended March 31, 2006. The following amounts comprised the decrease of $2.8 million, or 14.8%, in cash, cash equivalents and short-term investments during the three-months ended March 31, 2006:

• $1.6 million related to loss before interest, taxes, depreciation and amortization (“EBITDA”), summarized in the following table (in thousands). We elect to use EBITDA in our analysis of Cash Consumption as we believe it approximates cash generated from our operations.

Net loss		$(1,726)

Plus:	Interest expense	48
	Depreciation of property and equipment	244
	Amortization of intangible assets	43

Less:	Interest income	(219)

	EBITDA	$(1,610)

• $1.0 million in customer deposits received in 2005 taken to income in 2006

• ($0.2) million of net interest income

• $0.1 million related to investment in capital expenditures; and

• $0.3 million in other working capital changes.

Our Cash Consumption was approximately $3.5 million for the three-months ended March 31, 2005. The following amounts comprised the decrease of $3.5 million, or 9.7%, in cash, cash equivalents and short-term investments during the three-months ended March 31, 2005:

• $3.3 million related to EBITDA, summarized in the following table (in thousands).

Net loss		$(3,538)

Plus:	Interest expense	159
	Depreciation of property and equipment	286
	Amortization of intangible assets	43

Less:	Interest income	(208)

	EBITDA	$(3,258)

• ($0.2) million of net interest income

• $0.1 million related to investment in capital expenditures; and

• $0.3 million in working capital and other.

Capital Requirements

In general, our current and near-term capital requirements depend on numerous factors, including but not limited to our product development and commercialization activities, the timing and level of third-party research and development funding, market acceptance of our products and our rate of sales growth. We face substantial uncertainties with respect to our business operations and we may not be able to achieve positive cash flow from our operations. Our current operating plans through fiscal 2006 are continually under review and may or may not include further development of our diesel emissions reduction business and expanding our SCR Catalyst and Management Services business.

The amount of capital required to complete our development programs is highly uncertain and depends on numerous factors, including technical issues associated with our ongoing development of Catalyst-Based Technology Solutions, the nature of partner participation and the amount and timing of any capital or technical contributions from such partners, the ability of third party suppliers to develop certain components in a timely manner, market and industry demands and requirements, and the cost of required regulatory reviews and approvals.  Further, our SG&A expenses have been in excess of $6 million per year and are expected to continue to be significant under our current business strategy. Thus, any delay in product development or commercial product launches will result in us continuing to incur significant SG&A expenses without corresponding revenues.  In addition, because we are a public company subject to the compliance requirements and corresponding costs relating to federal securities laws, it is difficult to reduce such expenses without substantially curtailing our operations.  Our liquidity will continue to be impacted by these expenses as long as we are subject to such requirements.

Our net decrease in cash, cash equivalents and short-term investments (“Cash Consumption”) was $2,755,000 in the three-month period ended March 31, 2006, compared to Cash Consumption of $3,456,000 in the comparable period of 2005. We estimate that our total Cash Consumption for 2006 will range between $7.0 million and $9.0 million. We believe our available cash, cash equivalents and short-term investments (“Cash”) in the amount of $18.6 million as of March 31, 2006 will provide sufficient capital to fund operations as currently conducted until at least December 31, 2007. However, if our overall Cash Consumption in 2006 exceeds our current expectations because of higher capital expenditures, increased costs of development or commercialization, lower than anticipated revenues from SCR-Tech, lower government and third-party funding, higher SG&A expenditures or for any other reason, we may be required to raise additional funds to continue our operations as currently conducted, significantly curtail our business operations and/or change our strategic direction. In particular, we currently estimate that the total remaining development costs for continuing to pursue our diesel OEM NOx and PM solutions for new, over-the-road diesel engines will be in excess of $10 million, and potentially substantially in excess of such sum. Our belief that we have sufficient funds through December 31, 2007, is significantly dependent on these costs not materially exceeding $10 million during this period. In addition, we may enter into mergers, acquisitions or other strategic arrangements which could require the use of cash, reducing our available capital prior to December 31, 2007 or which could require additional equity or debt financing. Moreover, the integration and operation of any business acquired could require significant expenditures that could materially and adversely impact our liquidity and capital resources. In this regard, our 2004 acquisition of SCR-Tech required significant cash outlays for acquisition-related payments and may potentially require future cash outlays to fund continued operations or to support growth through an expansion of our production capacity. However, we are currently exploring and evaluating strategic alternatives for our diesel emissions reduction solutions business. If we were to downsize, discontinue or sell our diesel emissions reduction solutions business in 2006, our capital requirements will be significantly reduced and we likely would have sufficient capital to fund our SCR Catalyst and Management Services business through 2008.

Any additional funding requirements, whether for operations, acquisitions or otherwise, may be significant, may not be available when required, or may be available only on terms unsatisfactory to us. Furthermore, if we issue equity securities, the ownership percentage of our then existing stockholders may be reduced, and the holders of new equity securities may have rights senior to those of our existing holders of common stock. If we issue debt securities, these securities would be senior in priority to any equity securities, including our common stock, and would subject us to the risks inherent in issuing debt, including ongoing payment and maturity obligations. Funding requirements satisfied through strategic relationships with industry participants could result in substantial dilution of our then existing equity holders and could require us to limit our potential return from our products by making significant business or financial concessions to such participants.

Beyond December 31, 2007, our cash requirements will depend on many factors, including but not limited to the market acceptance of our products, the ability of our diesel emissions reduction products to achieve market acceptance and commitments from significant industry participants, whether or not we downsize, discontinue or sell our diesel emissions reduction solutions business, the timing and level of development funding from private and government sources, the ability of SCR-Tech to generate significant cash flow, the rate of expansion of our sales and marketing activities, the rate of expansion of our production capacity, and the timing and extent of research and development projects. Most significantly, since we do not expect any significant revenues from our diesel OEM NOx or PM solutions until 2009, even if we are successful in such programs, if we continue to incur significant development expenditures for such programs beyond 2007, we almost certainly will require significant additional capital to continue our operations. Further, if our SCR Catalyst and Management Services business expands significantly, we may require substantial additional capital expenditures beyond 2007, including additional plant expansion or location of a second regeneration facility at a different geographic location. Our ability to fund SCR-Tech’s future capital requirements would be favorably impacted by a decision to discontinue, downsize or sell our diesel emissions reduction business.

Other Capital Commitments

In March 2002, we received a term loan of $3,010,000 from the Arizona State Compensation Fund. Proceeds of this loan were applied to the purchase of the 43,000 square foot manufacturing and administrative facility in Gilbert, Arizona. In August 2004, the remaining $2,940,254 principal balance on this loan was refinanced with a five-year term loan which bears interest at a fixed annual rate of 6.5% and matures in April 2009. Under the terms of this new loan, payments of principal and interest totaling $19,105 are due monthly with a final principal payment of $2,737,228 due at maturity. This loan is secured by a deed of trust in the acquired real property. As discussed in “Subsequent Events” below, we have entered into a contract to sell this facility with the objective of consolidating facilities or seeking a smaller facility more suitable to our downsized operations. In the event of a sale of our Gilbert facility, the loan may be assumed by a purchaser which can satisfy the financial requirements of the lender. The loan may be prepaid commencing in September 2006, with a prepayment penalty equal to 3% of the amount of the outstanding loan, with such prepaying penalty declining on a yearly basis over the remaining term of the loan.

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

In January 2000, we entered into a funding arrangement with GTI to fund the development of our Xonon combustor and demonstrate its performance. We will be required to make royalty payments to GTI of $243,000 per year for seven years beginning with the sale, lease or other transfer of the twenty-fifth catalyst module for gas turbines rated greater than 1 MW, up to a maximum of $1,701,000. Since we are no longer conducting development or commercialization activities associated with our Xonon Cool Combustion product for gas turbines, we do not believe we will reach the level of module production to trigger the GTI payments.

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

The Patent Assignment Agreement also provides that each time we sublicense the WGC technology to a gas turbine manufacturer or third party control manufacturer; we will pay WGC a control technology license fee of $50,000, as well as a $3,000 additional license fee for each sale of a Xonon control system sold by such manufacturer. As a part of the Settlement Agreement, we paid $200,000 in April 2002, representing a pre-payment of the control technology license fees for our first four $50,000 sublicenses of the WGC control technology. We are obligated to make the foregoing license payments to WGC through December 31, 2014 or until our cumulative payments and license fees to WGC total $15,250,000, whichever occurs first.

WGC must pay us a fee of 1% of the sale price of each WGC control system installed in conjunction with Xonon catalytic modules for new and retrofit turbines. WGC is obligated to make these payments through December 31, 2014 or until we have received total payments of $2,000,000, whichever occurs first.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements which are required to be disclosed pursuant to Item 303(c) of Regulation S-B.

Subsequent Events

On April 18, 2006, the Company entered into an agreement for the sale of its Gilbert, Arizona building (the “Sale Agreement”) for $4,775,000. Pursuant to the terms of the agreement the buyer has a 30-day period commencing with the opening of escrow to conduct a due diligence and feasibility investigation on the proposed purchase of the building (the “Feasibility Period”) and may terminate the Sale Agreement for any reason without penalty prior to the termination of the Feasibility Period. Provided that the Buyer does not terminate the Sale Agreement prior to the expiration of the Feasibility Period, the earnest money deposit of $100,000 by the buyer will become nonrefundable. The Sale Agreement provides that the closing must occur within 30 days following the end of the Feasibility Period. If the sale occurs as contemplated by the Sale Agreement, the net cash proceeds to the Company are expected to be approximately $2,000,000.

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

We incurred losses of $1,726,000, $13,466,000 and $13,269,000 for the three-month period ended March 31, 2006 and for the years ended December 31, 2005 and 2004, respectively. As of March 31, 2006, we had an accumulated deficit of $140,209,000 and had not yet recorded significant revenues from commercial sales apart from revenues contributed by SCR-Tech, a business we acquired in 2004. Unless we significantly curtail or successfully secure third-party funding for our diesel emissions reduction solutions development activities, we expect to continue to incur net losses for the foreseeable future and these losses are likely to be significant.

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

We are actively exploring alternatives for our diesel emissions reduction business and we may elect to downsize, discontinue or sell our remaining diesel development activities and focus solely on SCR-Tech as our principal business.

We have significant remaining business, technical and financial hurdles to overcome to develop a commercially viable emissions control solution for diesel engines, as described in greater detail below under “Additional Risks Relating to Emissions Control Solutions for Diesel Engines”. In particular, we likely will not have sufficient capital to complete necessary development and commercialization work for our diesel development programs without a significant financial or equivalent commitment from diesel OEM’s or industry suppliers, especially since we would be unlikely to receive any significant commercial revenues from a product until 2009. We recorded no revenues for our Catalyst-Based Technology Solutions segment (“CBTS”) for the first quarter of 2006. As a result of these considerations, we are actively exploring and evaluating alternatives for this business, including downsizing, discontinuing or selling this business. In light of the early stage of our development activities relating to diesel engines and the long-term nature of any significant revenues, we are unlikely to realize any significant value from a sale of this business at present. If we elect to discontinue our diesel development activities, we likely will incur significant shut-down related costs, such as severance and other personnel expenses, facility-related expenses such as potential environmental clean-up costs at our California facility and equipment disposal costs. If we discontinue or sell our diesel emissions reduction solutions business, our sole remaining line of business would be that of SCR-Tech. In such case, the entire success or failure of the Company would depend on the performance of this business.

We may need significant additional capital to operate our business or achieve profitability, and we may be unable to raise additional capital.

In general, our current and near-term capital requirements depend on numerous factors, including but not limited to our product development and commercialization activities, the timing and level of third-party research and development funding, market acceptance of our products and our rate of sales growth. We face substantial uncertainties with respect to our business operations and we may not be able to achieve positive cash flow from our operations. Our current operating plans through fiscal 2006 are continually under review and may or may not include further development of our diesel emissions reduction solutions and expanding our SCR Catalyst and Management Services business.

The amount of capital required to complete our development programs is highly uncertain and depends on numerous factors, including technical issues associated with our ongoing development of Catalyst-Based Technology Solutions, the nature of partner participation and the amount and timing of any capital or technical contributions from such partners, the ability of third party suppliers to develop certain components in a timely manner, market and industry demands and requirements, and the cost of required regulatory reviews and approvals.  Further, our selling, general and administrative (“SG&A”) expenses have been in excess of $6 million per year and are expected to continue to be significant under our current business strategy. Thus, any delay in product development or commercial product launches will result in us continuing to incur significant SG&A expenses without corresponding revenues.

We believe that our available cash, cash equivalents and short-term investments (collectively “Cash”) in the amount of $18.6 million as of March 31, 2006 will provide sufficient capital to fund operations as currently conducted until at least December 31, 2007. However, if our overall Cash usage in 2006 or 2007 exceeds our current expectations because of higher capital expenditures, increased costs of development or commercialization, lower than anticipated revenues from SCR-Tech, lower government and third-party funding, higher SG&A expenditures or for any other reason, we may be required to raise additional funds to continue our operations as currently conducted, significantly curtail our business operations and/or change our strategic direction. In particular, we currently estimate that the total remaining development costs for continuing to pursue our diesel OEM NOx and PM solutions for new, over-the-road diesel engines will be in excess of $10 million, and potentially substantially in excess of such sum. Our belief that we have sufficient funds through December 31, 2007, is significantly dependent on these costs not materially exceeding $10 million during this period. In addition, we may enter into mergers, acquisitions or other strategic arrangements which could require the use of cash, reducing our available capital prior to December 31, 2007, or which could require additional equity or debt financing. Moreover, the integration and operation of any business acquired could require significant expenditures that could materially and adversely impact our liquidity and capital resources. In this regard, our 2004 acquisition of SCR-Tech required significant cash outlays for acquisition-related payments and may potentially require future cash outlays to fund operations.

Any additional funding requirements, whether for operations, acquisitions or otherwise, may be significant, may not be available when required, or may be available only on terms unsatisfactory to us. Furthermore, if we issue equity securities, the ownership percentage of our then existing stockholders may be reduced, and the holders of new equity securities may have rights senior to those of our existing holders of common stock. If we issue debt securities, these securities would be senior in priority to any equity securities, including our common stock, and would subject us to the risks inherent in issuing debt, including ongoing payment and maturity obligations. Funding requirements satisfied through strategic relationships with industry participants could result in substantial dilution of our then existing equity holders and could require us to limit our potential return from our products by making significant business or financial concessions to such participants.

Beyond December 31, 2007, our cash requirements will depend on many factors, including but not limited to the market acceptance of our products and services, the ability of our diesel emissions reduction products to achieve market acceptance and commitments from significant industry participants, a decision to discontinue or sell our diesel emissions reduction solutions business, the timing and level of development funding from private and government sources, the ability of SCR-Tech to generate significant cash flow, the rate of expansion of our sales and marketing activities, the rate of expansion of our manufacturing capacity, and the timing and extent of research and development projects.

Risk of changes in government regulation.

Our business is significantly dependent on the nature and level of government regulation of emissions. Without government regulation of coal-fired power generation, SCR catalyst would not be used by utilities, there would be no need for utilities to acquire, clean or regenerate SCR catalyst, and SCR-Tech would have no business purpose. Further, changes in or adverse interpretations of governmental accounting or rate-based emissions regulations also could have a material adverse effect on our business. Without government regulation of diesel emissions, there would be no demand for our potential diesel emissions reduction products. Further, the level of this regulation will determine the required level of emission solutions required, and the rate of increase, if any, in regulation, will determine the potential growth in our target markets. Additionally, without the continued support of federal government agencies, such as the Environmental Protection Agency (“EPA”), for the technology approach we are pursuing to reduce NOx emissions from mobile diesel engine applications, competing technology approaches could gain momentum in the U.S. marketplace as the technology path that will be pursued for meeting the 2010 emissions mandate. Although government regulation of emissions has become increasingly stringent in recent years, the growing costs associated with such regulations may limit the level of increase and scope of emissions requirements, which could limit the potential growth of our target markets. Any easing of governmental emissions requirements or the growth rate of such requirements could have a material adverse effect on our business.

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

Our competitors may independently develop or patent technologies or processes that are equivalent or superior to ours. In recent years, there has been significant litigation involving patents and other intellectual property rights in many technology-related industries and we believe our industry has a significant amount of patent activity. Third parties may claim, that the technology or intellectual property that we incorporate into or use to develop or manufacture our current and future products, systems or services infringe, induce or contribute to the infringement of their intellectual property rights, and we may be found to infringe, induce or contribute to the infringement of those intellectual property rights and require a license to use those rights. We may also be required to engage in costly efforts to design our products, systems and services around the intellectual property rights of others. The intellectual property rights of others may cover some of our technology, products, systems and services. In addition, the scope and validity of any particular third party patent may be subject to significant uncertainty.

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

As of March 31, 2006, our executive officers, directors and greater than 5% stockholders controlled 64.76% of our outstanding common stock. If these parties were to act together, they could significantly influence the election of directors and the approval of actions requiring the approval of a majority of our stockholders. The interests of our management or these investors may not always be aligned with the interests of our other stockholders.

Based on shares outstanding as of March 31, 2006, the funds managed by Metalmark Capital LLC on behalf of Morgan Stanley Capital Partners and their affiliates own 18.65% of our outstanding common stock. The Morgan Stanley Capital Partners funds also have stockholder rights, including rights to appoint directors and registration rights. As a result, Morgan Stanley Capital Partners and its affiliates hold a substantial voting position in us and may be able to significantly influence our business.

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

We incurred additional liabilities as a result of our spin-off from Catalytica, Inc. For example, when the business of Catalytica Advanced Technologies, Inc. (“CAT”) was combined with ours, we became responsible for the liabilities of CAT. Additionally, we have obligations under the separation agreements we entered into with Catalytica, Inc., Synotex and DSM Catalytica Pharmaceuticals, Inc., the successor corporation to Catalytica, Inc. For example, we agreed to indemnify DSM for liabilities arising out of our business, the business of CAT and other liabilities of DSM not associated with the pharmaceuticals business it purchased from Catalytica, Inc., which could include, for example, potential environmental liabilities. We are also responsible for specified potential liabilities arising out of the distribution of our common stock by Catalytica, Inc. To date, no claims have been made against us pursuant to these indemnification provisions and, at March 31, 2006, we believe the likelihood of any material claim being made against us is remote. However, if any additional liabilities materialize, our financial results could be harmed.

ADDITIONAL RISKS RELATING TO SCR CATALYST AND MANAGEMENT SERVICES

In addition to the risks discussed elsewhere, any of which also could adversely impact our SCR-Tech subsidiary and its business, the following additional risks specifically relate to SCR-Tech and could negatively impact SCR-Tech and the entire Company.

SCR-Tech has not been profitable in periods prior to the three months ended March 31, 2006 and there can be no assurance SCR-Tech will remain profitable in future periods.

Although SCR-Tech generated a profit for the three-month period ended March 31, 2006, it has historically not been profitable. No assurance can be given that SCR-Tech will be able to generate significant SCR management services revenues or SCR catalyst cleaning and regeneration services revenues or that SCR-Tech will be profitable in for the full year of 2006 or in any future period.

We are dependent on management at SCR-Tech for success in its business.

William J. McMahon was appointed president of SCR-Tech effective March 21, 2005, and is responsible for reinvigorating the business of SCR-Tech. No assurance can be given that Mr. McMahon will continue to be successful in this regard. In June 2005, SCR-Tech appointed Robert Deneault as vice president of sales and marketing, and Dr. Howard Franklin as director of technology. Both Mr. Deneault and Mr. Franklin are seasoned industry veterans with more than 60 years of combined experience in the power generation industry. While both individuals have prior experience relating to SCR system operations, they both have limited experience specifically associated with SCR-Tech’s service offerings. The success of SCR-Tech’s business will be significantly dependent upon the management of SCR-Tech. There can be no assurance that the management of SCR-Tech will be able to successfully operate SCR-Tech’s business or that the loss of any of SCR-Tech’s key personnel will not have an adverse affect upon the business of SCR-Tech.

We have limited experience with the operations of SCR-Tech.

We completed the acquisition of SCR-Tech in February 2004. SCR-Tech was a privately-held company, which commenced commercial operations in the U.S. in March 2003. At the time we acquired SCR-Tech, we had no experience in the SCR-related business and we have just begun to integrate our management, technology and systems with SCR-Tech. In addition, SCR-Tech did not previously have audited financial statements. Thus, there is a risk that unknown financial or other liabilities could negatively impact SCR-Tech and us.

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

Because some utilities and independent power producers (“IPPs”) currently operate their SCR units only during the “ozone season” (May 1 – September 30), SCR-Tech’s business may be more limited than if SCR units were required to operate on a continual basis. The NOx State Implementation Plan (“SIP”) Call was configured to impose a summer ozone season NOx limitation over 19 states and the District of Columbia. During this period, utilities and IPPs seek to operate their SCR catalyst at maximum capacity so as to reduce NOx emissions during this period. During non-ozone season periods, most operators currently have limited (if any) requirements to run their SCR systems. Unless and until such regulations are tightened, much of SCR-Tech’s business may be concentrated outside the ozone season each year. This will likely result in less business than if SCR units were required to be operated throughout the year and this also may result in quarters of relatively higher cash flow and earnings and quarters where cash flow and earnings may be minimal. These potential fluctuations in revenues and cash flow during a year may be significant and could materially impact our quarterly earnings and cash flow. This may have a material adverse effect on the perception of our business and the market price for our common stock.

SCR-Tech may be subject to warranty claims from its customers.

SCR-Tech typically provides limited warranties to its customers relating to the level of success of its catalyst cleaning and regeneration services. In the event SCR-Tech is unable to perform a complete regeneration of an SCR catalyst, SCR-Tech may be required to re-perform a regeneration or repay a portion of the fees earned for the regeneration efforts. SCR-Tech also may be required to provide warranties with respect to its other SCR catalyst services provided to its customers. Since SCR-Tech has only a limited operating history in North America, it is not possible to determine the amount or extent of any potential warranty claims that SCR-Tech may incur. There is a risk that any such claims could be substantial and could affect the profitability of SCR-Tech and the financial condition of the Company.

SCR-Tech is dependent on third parties to perform certain testing required to confirm the success of its regeneration.

In connection with the regeneration of SCR catalyst, SCR-Tech generally must have an independent company provide testing services to determine the level of success of regeneration. Currently there are a limited number of companies providing this service. If SCR-Tech is unable to obtain this service on a cost-effective basis, SCR-Tech may not be able to perform its regeneration services.

SCR-Tech’s business may be subject to customer concentration.

SCR-Tech offers SCR catalyst cleaning, rejuvenation and regeneration, as well as SCR system management and consulting services to coal-fired power plants. Some of the utilities operating these plants are exceptionally large and operate a number of such power plants. Thus, one or more large utilities could provide a very large order or orders to SCR-Tech which likely would result in one or more such utilities providing most of the orders and revenues for SCR-Tech for a particular quarterly or annual period. In the first quarter of 2006, one customer represented 63% of our revenue for such quarter. Although such large orders could prove extremely beneficial to SCR-Tech by providing a large and consistent source of orders and revenues without the expense of marketing to a number of smaller customers, SCR-Tech could become highly dependent on a small number of large utilities for its business. In such event, the loss of a particular customer would have a much greater adverse effect on SCR-Tech than the loss of a smaller customer. This also may result in significant swings in orders and revenues on a quarterly basis. SCR-Tech cannot at this time determine the likelihood or extent of such customer concentration.

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

In addition to the intellectual property risks relating to ongoing dealings with ENVICA, there can be no assurance the intellectual property acquired by us as part of the acquisition of SCR-Tech will prove sufficient or enforceable or that our activities will not infringe the rights of competitors or other third parties. Further, much of the intellectual property used by SCR-Tech is in the form of trade secrets, for which patent protection is not available or being sought.

SCR-Tech does not own its regeneration facilities and it is subject to risks inherent in leasing the site of its operations.

SCR-Tech does not own its regeneration site; instead it leases it from Clariant Corporation. Although we believe the lease terms are favorable, the dependence on Clariant and the site could subject SCR-Tech to increased risk in the event Clariant experiences financial setbacks or loses its right to operate the site upon which SCR-Tech leases property. This risk is heightened because of the fact the site is a Federal Superfund site (under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), which increases the risks the site ultimately could be shut down or that Clariant will be financially unable to continue its ownership of the site. It may be difficult to relocate to another site on a cost-effective basis, and SCR-Tech’s business could be negatively impacted by any problems with continuing to conduct its operations at its current site.

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

Risks of Purchasing Used SCR Catalyst

SCR-Tech’s primary business involves the cleaning and regenerating of customer-owned SCR catalyst. In certain instances, however, SCR-Tech may purchase used or “spent” catalyst from utilities for regeneration. This may occur, for example, when a utility wishes to avoid the costs and potential hazardous waste issues associated with the disposal of used or “spent” catalyst. SCR-Tech may purchase SCR catalyst for a nominal sum and then regenerate such catalyst for immediate sale, or may purchase spent SCR catalyst on an opportunistic basis for future regeneration and sale. The purchase of spent SCR catalyst involves additional potential risks to SCR-Tech. First, spent SCR catalyst includes significant hazardous waste. Unlike the regeneration of customer-owned SCR catalyst, the purchase of spent SCR catalyst requires SCR-Tech to take ownership or “title” to the SCR catalyst, which may potentially increase SCR-Tech’s environmental risk exposure. Further, if SCR-Tech cannot find a customer to purchase the regenerated catalyst, then SCR-Tech will be required to either store the spent catalyst, with all of the risk inherent in holding catalyst which has not been regenerated and contains hazardous waste, or incur significant costs to dispose of the spent catalyst in a manner which complies with the strict requirements to dispose of potentially hazardous wastes. It is unclear as to the amount of SCR catalyst which SCR-Tech may purchase, but it is possible such purchases ultimately may be substantial, which would potentially significantly increase the risk profile of SCR-Tech’s business.

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

We are in the very early development stage associated with emissions control solutions for diesel engines. We do not know when or whether we will successfully complete research and development of a commercially viable product in the diesel OEM or stationary diesel generator set (“genset”) markets. Economic and technical difficulties may prevent us from completing development of products for diesel engines or commercializing those products. Furthermore, a viable market for our product concept may never develop. If demand for our emissions control solutions were to develop in the diesel OEM or stationary genset markets using our emissions control solutions, we likely would face intense competition from various competitors, including large diesel engine OEMs, and we may be unable to compete successfully. In addition, diesel engine OEMs and other competitors may create technology alternatives that could render our systems obsolete prior to commercialization. Moreover, we may conclude that the potential return from our investment in the diesel OEM or stationary diesel genset markets does not justify our continued investment in these opportunities, and thus decide to shut-down this program. In this regard, we recently terminated our diesel retrofit program, which resulted in the loss of our investment in such program. Further, no assurance can be given that we will not incur substantial expenses to discontinue these remaining business programs, including personnel reduction costs, environmental clean-up and equipment disposal costs, lease termination expenses and other shut-down related costs.

We may not have sufficient capital to complete development of a commercially viable emissions control solution for diesel engines.

Even if we ultimately overcome all the technical and business hurdles described herein to develop a commercially viable diesel emissions reduction product, we may never have the opportunity to fully undertake the necessary development because of the significant financial requirements to develop a commercial product. We currently estimate that the total remaining development costs for continuing to pursue our diesel OEM NOx and PM solutions for new, over-the-road diesel engines will be in excess of $10 million, and potentially substantially in excess of such sum. We likely will not have sufficient capital to complete necessary development and commercialization work without a significant financial or equivalent commitment from diesel OEM’s or suppliers, especially since we would be unlikely to receive any significant commercial revenues from a product until 2009. If we determine that we do not have the financial capability to complete the necessary development and commercialization work, then we may determine not to continue pursuing some or all of our diesel-related programs even if we believe we ultimately could solve all technical and business problems related to a product launch and even if we believe that the financial benefits of completing such a product would be significant. If we reach such a conclusion, then we likely would find it necessary or desirable to discontinue our efforts in the diesel emission reduction solutions business and seek to sell such business. In such event, we likely would realize little if any significant value from our investment in the diesel emissions reduction solution market. Further, the costs of discontinuing our diesel emissions reduction solutions business may exceed any value from a sale of this business as a result of shut-down related costs, such as personnel expenses and any environmental clean-up and equipment disposal costs.

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

In order to take advantage of the opportunities for NOx control solutions in the diesel OEM market, we must develop a solution that results in significant NOx reduction (approximately 90%) to meet impending United States, European Union or Japanese requirements for diesel engines. This will require us to partner with one or more diesel industry companies, including large diesel OEMs or suppliers to OEMs. Until we can demonstrate the viability of our diesel fuel processor for the diesel OEM market, it is unlikely we can develop the necessary OEM or OEM supplier relationships. Our failure to commercialize a diesel retrofit solution could adversely impact our ability to develop the necessary credibility with diesel OEMs or suppliers with respect to our diesel OEM solutions.

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

The size of the diesel OEM and stationary diesel genset markets has attracted a number of significant participants. In the diesel OEM market, there are a number of significant competitors, including Arvin Meritor, Eaton Corporation and Delphi Corporation and the major diesel OEMs such as Cummins, Caterpillar, Detroit Diesel, ITEC and Volvo. Some of these competitors have announced solutions for the 2007 NOx regulations. Further, these competitors also have substantially greater resources and a more established presence than we do in this market. There can be no assurance that we can successfully compete in either the diesel OEM or diesel genset markets, even if we were to develop a technologically feasible emissions solution in these markets.

Alternate technologies may provide a more effective solution than our diesel NOx reduction technology.

Even if we are able to develop and commercialize a NOx reduction solution for diesel engines, there can be no assurance that any such solution will be either practical or cost-effective. Currently, a number of competitors have developed verified NOx control solutions in the diesel retrofit market and a number of competitors have developed announced solutions in the diesel OEM market to comply with the United States 2007 regulations. These solutions are based on different technology than the basis for our proposed NOx solution, including exhaust gas recirculation (“EGR”) and other advanced engine controls. An additional potential competitive threat may come from proven SCR technology. We are aware that some European diesel engine OEMs have implemented SCR for heavy-duty diesel engine applications in Europe to meet the Euro IV emissions standards that took effect in October 2005. Furthermore, a representative from the EPA recently acknowledged that diesel engine manufacturers have officially selected SCR as an option for meeting the 2010 U.S. emissions regulations, but are continuing to consider alternate paths for at least another year. Although we believe our proposed solution, if successful, will constitute a cost-effective and competitive solution in the diesel OEM market, no assurance can be given that alternate technologies will not prove to be more reliable or otherwise more successful in the market.

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

Even if we are able to successfully develop and commercialize emissions control solutions for the diesel OEM, or stationary diesel genset markets, we will be required to provide product warranties. It is unclear as to the nature of these warranties at this time, but the warranties may include specified levels of reforming activity, hydrocarbon emissions levels and/or low temperature startup activity for substantial time and/or mileage requirements in order to active necessary NOx or PM reduction during such periods. If we are unable to satisfy these warranties, we could incur significant liability to diesel OEMs and potentially end users, including consumers. In addition, the manufacture, sale and distribution of our diesel fuel processor could expose us to potential product liability to customers and end users, including consumers. Any such liability could be significant and may not be insurable.

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

In September 2005 we announced our election to terminate our Xonon Module Supply Agreement with Kawasaki Gas Turbines-Americas (“Kawasaki”), effective December 13, 2005, having determined that there was no business or financial justification to continue the agreement on its current terms. After receiving notice of such termination, but prior to December 13, 2005, Kawasaki purported to place an order for 27 Xonon modules at a total price of approximately $1 million, which we rejected. Kawasaki has disputed our rejection of the purchase order and has indicated it may seek arbitration of the dispute pursuant to the Supply Agreement. We do not believe we have any obligation to fill this order upon the terms proposed by Kawasaki or on any other terms. Further, we do not believe we have the manufacturing capabilities to fill such an order, and even if we did, we believe the cost of completing such order would be substantially in excess of the $1 million order price. Thus, if Kawasaki was to seek arbitration and an arbitrator was to order us to complete the order, we would suffer significant losses. However, the Supply Agreement contains a maximum limit on damages in the amount of the order price, which we believe should limit any potential damages in arbitration. There can be no assurance, however, as to the result of any arbitration or the amount of damages which could occur if Kawasaki was to prevail in such an arbitration or other litigation. In addition, resolution of this dispute, whether by litigation, arbitration or otherwise, could divert our management and key personnel from our business operations.

We have ceased any further development or commercialization efforts associated with our Xonon Cool Combustion product for gas turbines and we are exploring alternatives for such technology. We may not realize any significant value from such alternatives.

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

We are currently exploring and evaluating opportunities to sell our Xonon-equipped gas turbine business. However, we may not receive any significant value from such a sale  If there is no buyer, we will incur expenses to discontinue this business program, including personnel reduction costs, environmental clean-up and equipment disposal costs, lease termination expenses and other shut-down related costs.

We likely will never complete the research and development of a commercially viable fuel processor to be utilized with PEM fuel cell applications.

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

We do not believe that our PEM fuel cell business has any significant value at this stage of development, and thus we do not believe we could realize any significant value from a sale of this business.

ITEM 3. CONTROLS AND PROCEDURES

(a)          Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”),  as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of March 31, 2006 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)         Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Although we may be subject to routine litigation that is incidental to our business from time to time in the ordinary course of our business, we are not currently a party to any material legal proceeding.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

(a)        Exhibits

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

10.55	(40)	Form of Option Acceleration Agreement
10.56	(43)	Employment Letter and Change of Control Agreement between the Registrant and William McMahon
10.57	(41)	Termination Agreement between the Registrant and General Electric Company
14.1	(42)	Code of Ethics
21.1	(43)	Subsidiaries of Registrant.
23.1	(43)	Consent of Independent Registered Public Accounting Firm.
24.1	(43)	Power of Attorney (see Signature page).
31.1	**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.
32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.

+   Confidential treatment has been granted for portions of these agreements.

*   Represents management contracts or compensatory plans for executive officers and directors.

** Filed herewith.

(1)	Incorporated by reference to exhibits filed with Catalytica, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 33-55696).
(2)	Incorporated by reference to exhibits filed with Catalytica, Inc.’s Form 10-K (File No. 0-20966) for the year ended December 31, 1994.
(3)	Incorporated by reference to exhibits filed with Catalytica, Inc.’s Form 10-K (File No. 0-20966) for the year ended December 31, 1996.

(4)	Incorporated by reference to exhibits filed with Catalytica, Inc.’s Form 10-K (File No. 0-20966) for the year ended December 31, 1997.
(5)	Incorporated by reference to exhibits filed with our Registration Statement on Form S-1 (File No. 333-44772), filed on August 29, 2000.
(7)	Incorporated by reference to exhibits filed with our Amendment No. 2 to Form S-1 (File No. 333-44772), filed on October 16, 2000.
(8)	Incorporated by reference to exhibits filed with our Amendment No. 3 to Form S-1 (File No. 333-44772), filed on November 1, 2000.
(11)	Incorporated by reference to exhibits filed with our Post-Effective Amendment No. 1 to Form S-1 (File No. 333-44772), filed on January 12, 2001.
(12)	Incorporated by reference to exhibits filed with our Form 10-K for the year ended December 31, 2000, filed on March 15, 2001.
(14)	Incorporated by reference to exhibits filed with our Registration Statement on Form S-1 (File No. 333-64682), filed on July 6, 2001.
(16)	Incorporated by reference to exhibits filed with our Amendment No. 2 to Form S-1 (File No. 333-64682), filed on August 6, 2001.
(18)	Incorporated by reference to exhibits filed with our Amendment No. 1 to Form 8-A12G/A, filed on February 6, 2002.
(19)	Incorporated by reference to exhibits filed with our Form 10-K for the year ended December 31, 2001, filed on April 01, 2002.
(26)	Incorporated by reference to exhibits filed with our Form 10-Q for the quarter ended June 30, 2003, filed on August 5, 2003.
(28)	Incorporated by reference to exhibits filed with our Form 8-K, filed on March 4, 2004.
(29)	Incorporated by reference to exhibits filed with our Form 10-K for the year ended December 31, 2003, filed on March 30, 2004.
(34)	Incorporated by reference to exhibits filed with our Form 10-Q for the quarter ended September 30, 2004, filed on November 12, 2004.
(35)	Incorporated by reference to exhibits filed with our Amendment No. 1 to Form 8-A12G/A, filed on November 22, 2004.
(36)	Incorporated by reference to exhibits filed with our Form 8-K, filed on February 4, 2005.
(37)	Incorporated by reference to exhibits filed with our Form 8-K, filed on September 28, 2005
(38)	Incorporated by reference to exhibit filed with our amended Form 8-K, filed on September 28, 2005
(39)	Incorporated by reference to the exhibit filed with our Form 8-K, filed on December 22, 2005
(40)	Incorporated by reference to the exhibit filed with our Form 8-K, filed on November 21, 2005
(41)	Incorporated by reference to the exhibit filed with our Form 8-K, filed on March 15, 2006
(42)	Incorporated by reference to exhibits filed with our Form 10-K for the year ended December 31, 2004, filed on March 30, 2005
(43)	Incorporated by reference to exhibits filed with our Form 10-K for the year ended December 31, 2005, filed on March 30, 2006

CATALYTICA ENERGY SYSTEMS, INC.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2006
CATALYTICA ENERGY SYSTEMS, INC.
(Registrant)

	By:	/s/	Robert W. Zack
Robert W. Zack

Chief Financial Officer
(Duly Authorized Officer, and Principal Financial and Accounting Officer)