Form 10QSB
period 2006-06-30
CATALYTICA ENERGY SYSTEMS INC
filed 2006-08-11
CIK 1053361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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
Yes ☐ No ☒

As of August 7, 2006 there were outstanding 18,227,096 shares of the issuer’s common stock, par value $0.001, which is the only class of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CATALYTICA ENERGY SYSTEMS, INC.

FORM 10-QSB

June 30, 2006

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CATALYTICA ENERGY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and six-months ended June 30, 2006 and 2005

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenues
SCR catalyst & management services	$957	$184	$3,936	$927
Research and development	—	578	—	1,134
Total revenues	957	762	3,936	2,061

Costs and expenses:
Cost of revenues	845	1,192	2,415	2,362
Research and development	1,443	1,633	3,063	3,681
Selling, general and administrative	1,767	1,591	3,838	3,450
Total costs and expenses	4,055	4,416	9,316	9,493

Operating loss	(3,098)	(3,654)	(5,380)	(7,432)

Interest and other income	257	325	863	724
Interest expense	(49)	(161)	(98)	(320)

Net loss	$(2,890)	$(3,490)	$(4,615)	$(7,028)

Basic and diluted net loss per share	$(0.16)	$(0.19)	$(0.25)	$(0.39)

Weighted average shares used in computing basic and diluted net loss per share	18,171	17,996	18,164	17,963

See accompanying notes.

CATALYTICA ENERGY SYSTEMS, INC.

CONSOLIDATED BALANCE SHEET

at June 30, 2006

(In thousands)

(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,334
Short-term investments	16,397
Accounts receivable, net	514
Inventory	780
Prepaid expenses and other assets	327
Total current assets	19,352
Property and equipment:
Leasehold improvements	3,876
Equipment	7,003
Less accumulated depreciation and amortization	(9,157)
Total property and equipment	1,722

Goodwill	4,257
Land and building held for sale, net	3,887
Other intangible assets	1,324
Other assets	289
Total assets	$30,831

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$583
Accrued payroll and benefits	904
Accrued liabilities and other	1,708
Current portion of long-term debt and other long-term liabilities	48
Total current liabilities	3,243

Long-term debt and other long-term liabilities	2,977
Total liabilities	6,220

Stockholders’ equity:
Common stock	18
Additional paid-in capital	167,746
Accumulated deficit	(143,099)
Accumulated other comprehensive loss	(54)
Total stockholders’ equity	24,611
Total liabilities and stockholders’ equity	$30,831

See accompanying notes.

CATALYTICA ENERGY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six-months ended June 30, 2006 and 2005

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(4,615)	$(7,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	475	579
Amortization of investments premium	(9)	33
Amortization of intangible assets	86	86
Accretion of interest on long-term debt	—	219
Forgiveness of notes receivable from related parties	—	20
Stock based compensation	144	3
Remeasurement of present value of long-term debt	—	(62)
Loss on sale of property and equipment	50	4
Credit for uncollectible accounts	—	(192)
Changes in:
Trade accounts receivable	920	645
Inventory	206	(30)
Prepaid expenses and other assets	(11)	215
Accounts payable	298	74
Accrued payroll and benefits	(123)	(94)
Accrued liabilities and other	(894)	(272)
Net cash used in operating activities	(3,473)	(5,800)

Cash flows from investing activities:
Purchases of investments	(2,405)	(33,627)
Maturities of investments	5,870	15,382
Sale of property and equipment	2	10
Additions to property and equipment	(155)	(277)
Net cash provided by (used in) investing activities	3,312	(18,512)

Cash flows from financing activities:
Collection of notes receivable from employees	—	187
Repayments of long-term debt	(21)	(32)
Proceeds from issuance of capital lease obligations	—	25
Repayments of capital lease obligations	(2)	(2)
Proceeds from the exercise of stock options	3	68
Proceeds from issuance of common stock through stock plans	25	104
Net cash provided by financing activities	5	350

Net decrease in cash and cash equivalents	(156)	(23,962)
Cash and cash equivalents at beginning of period	1,490	26,901
Cash and cash equivalents at end of period	$1,334	$2,939

Additional disclosure of cash flow information:
Deferred compensation for issuance and revaluation of stock options to non-employees	$—	$(2)
Interest paid	$94	$96

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

Included in our CBTS segment is our Xonon Cool Combustion® catalytic combustion technology for gas turbines.  In 2005, we ceased development and commercialization activities associated with this technology.  On June 30, 2006, we entered into a definitive agreement with Kawasaki Heavy Industries, Ltd. (“Kawasaki”) for the sale of the technology and associated gas turbine assets for $2.1 million.  This transaction is expected to be completed by the end of August 2006, subject to customary closing conditions, the delivery of assets, and the securing of certain consents.  The book value at June 30, 2006 of the assets being sold was approximately $230,000.

Unaudited Interim Financial Information.  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 30, 2006.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2006.

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

Accounts Receivable. Accounts receivable consists of trade receivables generated from research and development contracts, trade receivables from SCR Catalyst and Management Services and revenues in excess of billings from SCR Catalyst and Management Services.  Trade receivables are recorded at the invoiced amount.  Payment terms for SCR catalyst regeneration and cleaning services are typically defined in the contract for services rendered.  Revenues may be earned for those services in advance of amounts billable to the customer and are recognized when the service is complete, unless the contract terms will not result in invoice generation within six months from the date of completion of those services.  Revenues recognized in excess of amounts billed are recorded as accounts receivable.  Revenues in excess of billings represented $185,000 and $0 of net accounts receivable as of June 30, 2006 and 2005, respectively.

Inventory.  Raw materials inventory consists of chemicals used in the regeneration of SCR catalyst modules and precious metals used in research and development.  Production hardware inventory consists of finished Xonon® modules which are subject to the pending sale to Kawasaki.  The components of inventory at June 30, 2006 were as follows:

Raw Materials	$549,000
Production Hardware	231,000
$780,000

Land and Building Held For Sale.  On April 18, 2006, the Company entered into an agreement for the sale of its Gilbert, Arizona facility.   In accordance with SFAS No. 144, the Company ceased depreciating the building on that date.  As of June 30, 2006, the combined cost of the land and building was $4,438,000 and the accumulated depreciation was $551,000.  The sale was completed on July 19, 2006 at a price of $4,815,000.

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

Goodwill and other intangible assets relate only to the SCMS business segment.  The carrying amounts and related accumulated amortization of goodwill and other intangible assets at June 30, 2006 were as follows (in thousands):

	June 30, 2006
	Carrying	Accumulated
	Amount	Amortization

Goodwill	$4,257

Other Intangible Assets
Intellectual property	$1,727	$(403)

Amortization expense of other intangible assets was $86,000 during both the six-month periods ended June 30, 2006 and 2005.  The Company expects amortization expense will approximate $87,000 for the remainder of the fiscal year.  For fiscal years 2007 through 2010, the Company estimates amortization expense will approximate $173,000 per year.

Accrued Warranty Liability.  The Company warrants its Xonon Cool Combustion® catalytic modules for a period of 8,000 hours of operation or five years from first firing, whichever comes first. The Company’s obligations under this warranty are limited to repair or replacement of any defective Xonon Cool Combustion module(s).  Warranties provided for the Company’s SCR catalyst cleaning and regeneration services vary by contract, but typically provide limited performance guarantees and complete structural warranties.  Estimated warranty obligations related to Xonon Cool Combustion modules are based on the number of modules in operation and are recorded as a cost of revenues.

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

The accrued warranty liability balance was $175,000 at June 30, 2006.

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

The revenue cost reserve balance was $106,000 at June 30, 2006.

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

Recent Accounting Standards.   In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces APB Opinion No. 120, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”.  SFAS No. 154 changes the requirements for accounting and reporting a change in accounting principle, and applies to all voluntary changes in accounting principles.  Specifically, SFAS No. 154 requires retrospective application to prior periods’ financial statements. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement.  SFAS No. 154 became effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. No events which would be subject to the provisions of SFAS No. 154 occurred during the periods presented, however, should such an event occur in the future, our financial statements would be affected.

Note 2. Net Loss per Share

Basic and diluted net loss per share is presented in accordance with SFAS No. 128, “Earnings Per Share.”  The Company’s potentially dilutive securities (stock options) were anti-dilutive for the three and six-months ended June 30, 2006 and 2005 because the Company incurred a net loss for each of those periods.  Therefore, such potentially dilutive securities have been excluded from the computation of weighted-average shares outstanding used in computing diluted net loss per share.  Total potentially dilutive securities outstanding as of June 30, 2006 and 2005 were approximately 2,710,000 and 3,102,000, respectively.

Note 3. Stock Based Compensation

The Company has a Stock Option Plan, which allows for the granting of restricted stock units (“RSUs”), and an Employee Stock Purchase Plan (the “ESPP”), which are both considered stock-based compensation plans.  Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-based Compensation.” No stock-based employee compensation cost was recognized in the Consolidated Statements of Operations for the three and six-month periods ended June 30, 2005 as all options granted under the Stock Option Plan had exercise prices equal to the market value of the underlying common stock on the date of grant and no RSUs had yet been granted.  The ESPP was considered non-compensatory under APB No. 25.  Total compensation for share-based compensation arrangements recognized in the three and six-month periods ended June 30, 2006 was $126,000 and $144,000, respectively.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified prospective method.  Compensation cost recognized in the three and six-month periods ended June 30, 2006, therefore, includes compensation cost for all stock options granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).  Results for prior periods have not been restated. The Company had no granted but not yet exercisable stock options outstanding at December 31, 2005.  The Company continues to amortize the fair value at the date of grant of RSUs over their related vesting periods, however, pursuant to SFAS No. 123(R), the amount amortized is reduced by an estimated forfeiture rate.  The ESPP includes a provision which allows for purchases of the Company’s common stock at a 15% discount which causes it to be considered compensatory under SFAS No. 123(R).

Adoption of SFAS No. 123(R) had the effect of increasing net loss for the six-month period ended June 30, 2006 by $121,000 or $.01 per share.  Had the Company applied the fair value recognition provisions of SFAS No. 123(R) to options granted under the Stock Option Plan and share purchases pursuant to the ESPP in the six-month period ended June 30, 2005, the Company’s net loss would have increased by $311,000 or $.02 per share for that period. For purposes of this comparison, the value of the options was estimated using a Black-Scholes option pricing formula and amortized to expense over the options’ original vesting periods.  The ESPP valuation used a Black-Scholes model and amortized the expense over the 6-month subscription period.  The adoption of SFAS No. 123(R) had no effect on cash flow.

The following tables summarize stock option plan activity since the adoption of SFAS No. 123(R):

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number	Exercise	Term	Intrinsic
	of Shares	Price	(Years)	Value
Outstanding at December 31, 2005	2,415,337	$5.21
Granted	634,200	1.15
Exercised	(15,000)	0.40
Expired	(365,228)	6.48
Outstanding at June 30, 2006	2,669,309	$4.10	7.32	$209,994
Vested or expected to vest at June 30, 2006	2,450,637	$4.36	7.06	150,953
Exercisable at June 30, 2006	2,148,813	$4.82	6.74	69,460

The weighted-average fair value of options granted during the six-month period ended June 30, 2006 was $.7234.  The total intrinsic value of options exercised during the period was $17,000.  The fair value of each stock option award is estimated using a Black-Scholes option pricing formula with the following assumptions:

Six Months
Ended
June 30, 2006
Expected dividend yield	0.0%
Expected stock price volatility	66.8%
Risk-free interest rate	4.72%
Expected life of options	4.0 years

The following table summarizes RSU activity during the six-month period ended June 30, 2006:

	Number	Grant-Date
	of Shares	Fair Value
Nonvested at December 31, 2005	46,875	$1.50
Granted	—
Vested	(6,250)	1.50
Forfeited	—
Nonvested at June 30, 2006	40,625	1.50

As of June 30, 2006, there was $364,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the plan.  That cost is expected to be recognized over a period of 1.74 years.  The total fair value of shares vested during the three and six-month periods ended June 30, 2006 was $4,000 and $8,000, respectively.

The issuance of shares pursuant to the exercise of stock options is done through a third party broker who acquires the shares on the open market.  Issuances in connection with the vesting of RSUs or ESPP purchases are accomplished with new shares.

Note 4. Debt Agreements.  In March 2002, we received a term loan of $3,010,000 from the Arizona State Compensation Fund. Proceeds of this loan were applied to the purchase of a 43,000 square foot manufacturing and administrative facility in Gilbert, Arizona. In August 2004, the remaining $2,940,254 principal balance on this loan was refinanced with a five-year term loan, which bears interest at a fixed annual rate of 6.5% and matures in April 2009. Under the terms of this new loan, payments of principal and interest totaling $19,105 are due monthly with a final principal payment of $2,737,228 due at maturity. This loan is secured by a deed of trust in the acquired real property.

On July 19, 2006, the Company sold the Gilbert, Arizona facility and repaid the remaining balance of the loan along with prepayment penalties totaling $90,000.

Note 5. Comprehensive Loss.  The components of comprehensive loss are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net loss	$(2,890)	$(3,490)	$(4,615)	$(7,028)
Other comprehensive loss:
Change in unrealized loss on available-for-sale securities recognized in other comprehensive loss	7	16	10	(42)
Comprehensive loss	$(2,883)	$(3,474)	$(4,605)	$(7,070)

The components of accumulated other comprehensive loss at June 30, 2006 are as follows (in thousands):

Unrealized loss on available-for-sale securities	$(54)

Accumulated other comprehensive loss	$(54)

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

We have the following two reportable operating segments:

•            Catalyst regeneration, rejuvenation, cleaning and management services for SCR systems used by coal-fired power generating facilities to reduce NOx emissions – our SCR Catalyst and Management Services segment (“SCMS”).

•            Designing, developing and manufacturing advanced products based on our proprietary catalyst and fuel processing technologies primarily focused on cost-effective solutions for reducing emissions from diesel engine applications – our Catalyst-Based Technology Solutions segment (“CBTS”).

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

The following table presents information about our reportable operating segments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Total revenue
CBTS	$—	$578	$—	$1,134
SCMS	957	184	3,936	927
Consolidated	$957	$762	$3,936	$2,061

Operating income/(loss)
CBTS	$(2,825)	$(3,075)	$(5,999)	$(6,635)
SCMS	(273)	(579)	619	(797)
Consolidated	$(3,098)	$(3,654)	$(5,380)	$(7,432)

Depreciation and amortization (1)
CBTS	$140	$266	$315	$453
SCMS	135	107	246	212
Consolidated	$275	$373	$561	$665

Capital expenditures
CBTS	$—	$79	$68	$175
SCMS	57	61	87	102
Consolidated	$57	$140	$155	$277

(1)     Depreciation of fixed assets and amortization of intangible assets. Operating loss, excluding this depreciation and amortization, constitutes EBITDA by segment which is the basis of evaluation used by the Chief Operating Decision Maker.

Total assets classified by the Company’s two reportable segments are shown below (in thousands):

June 30,
2006
Total assets
CBTS	$22,364
SCMS	8,467
Consolidated	$30,831

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

Forward-looking statements in this report may include, but are not limited to statements regarding:

•             our market opportunities and the growth of the market for our product and service offerings

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

•             our business strategies and plan of operations

•             our competitive advantage in the marketplace

•             the nature and level of competition for our product and service offerings

•             the efficiency and efficacy of our product and service offerings

•             the cost-effectiveness of our product and service offerings

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

•             the uniqueness, potential and market for our SCR catalyst and management services

•             our ability to manage SCR-Tech

•             the role of catalyst regeneration in the catalyst replacement market

•             the effect of the acquisition of SCR-Tech

•             the adequacy of SCR-Tech’s facilities

•             our forecast of revenues and results of operations

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

•             the likelihood of completing the sale of our Xonon Cool Combustion technology and gas turbine assets to Kawasaki.

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

We provide innovative products and services for emissions control in the power generation and transportation industries.  Our business is focused on the emissions control market, with a primary focus on nitrogen oxides (“NOx”). Increasingly stringent air quality regulations have resulted in tighter emissions restrictions being imposed on a variety of combustion-related applications. NOx emissions, which are a precursor to smog formation, have become a key target of government-imposed emissions regulations, creating a significant opportunity for innovative, cost-effective NOx control solutions.

Through our SCR-Tech subsidiary, we offer a variety of services for coal-fired power plants that use SCR systems to reduce NOx emissions. These services include SCR catalyst management, cleaning and regeneration, as well as consulting services to help power plant operators optimize efficiency and reduce overall NOx compliance costs (collectively “SCR Catalyst and Management Services”). Our business activities also include the design, development, manufacture and servicing of advanced products based on our proprietary catalyst and fuel processing technologies to offer cost-effective solutions for reducing diesel engine emissions.  Our Xonon® Diesel Fuel Processing technology is designed to facilitate a significant reduction in NOx and PM emissions from mobile and stationary diesel engine applications by improving the performance of NOx adsorber catalyst systems and diesel particulate filters.

In September 2005, we discontinued development of our diesel retrofit product. In October 2005, we completed work on our Department of Energy-funded development of a compact fuel processor that sought to convert conventional fuels to hydrogen to power proton exchange membrane fuel cells and we are no longer conducting research or development activities associated with fuel processing for fuel cell applications.  In February 2006, we announced that we are no longer conducting development or commercial activities associated with our Xonon Cool Combustion product for gas turbines.  On June 30, 2006 we entered into a definitive agreement with Kawasaki for the sale of our Xonon Cool Combustion® catalytic combustion technology and associated gas turbine assets for $2.1 million.  This transaction is expected to be completed by the end of the third quarter of 2006, subject to customary closing conditions, the delivery of assets, and the securing of certain consents.

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

Results of Operations

The following summary presents the results of operations by comparable period for the three and six-months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change

Revenues
SCR catalyst & management services	$957	$184	$773	$3,936	$927	$3,009
Research and development	—	578	(578)	—	1,134	(1,134)
Total revenues	957	762	195	3,936	2,061	1,875

Costs and expenses:
Cost of revenues	845	1,192	(347)	2,415	2,362	53
Research and development	1,443	1,633	(190)	3,063	3,681	(618)
Selling, general and administrative	1,767	1,591	176	3,838	3,450	388
Total costs and expenses	4,055	4,416	(361)	9,316	9,493	(177)

Operating loss	(3,098)	(3,654)	556	(5,380)	(7,432)	2,052

Interest and other income	257	325	(68)	863	724	139
Interest expense	(49)	(161)	112	(98)	(320)	222

Net loss	$(2,890)	$(3,490)	$600	$(4,615)	$(7,028)	$2,413

Comparison of the three and six-month periods ended June 30, 2006 and 2005

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

Research and Development revenues include revenues generated from research and development (“R&D”) contracts funded by gas turbine manufacturers and government sources for fuel processor, diesel and gas turbine technology development.  These R&D contracts provide for partial recovery of our direct and indirect costs.  Most of our R&D contracts are subject to periodic review by our funding partners, which could result in modifications to project scope, termination of funding, or schedule delays. We expect to continue to pursue funded research programs, however, we received no such funding in the six-month period ended June 30, 2006 and cannot ensure we will receive R&D funding in the future.  In return for funding development, collaborative partners may receive certain rights in the commercialization of any resulting technology, including royalty payments on future sales.  The timing of revenues from R&D contracts varies from year to year, and from contract to contract, based on the terms agreed upon by us and the customer or funding party.  Due to the nature of R&D funding, period-to-period comparisons of R&D revenues are not necessarily meaningful and should not be relied upon as indications of future performance.  We expect that 2006 funding will continue to be significantly below 2005 levels due to the completion in 2005 of several revenue producing R&D contracts.

The increase in SCR Catalyst and Management Services revenue during the three-month period ended June 30, 2006, compared to the corresponding period of 2005, results from the completion of two contracts for the rejuvenation of spent SCR catalyst during the second quarter of 2006 as compared with no such contracts in the second quarter of 2005.  The increase is reflective of increased sales activity and staffing during the second half of 2005, as evidenced by the increase in backlog at December 31 from $775,000 in 2004 to $3,100,000 in 2005.

SCR Catalyst and Management Services revenues for the six-month period ended June 30, 2006 represent a 325% increase over such revenues for the corresponding period of 2005.  The magnitude of the increase is reflective of increased sales activity and staffing during the second half of 2005, but is also due to the timing of individual projects and, therefore, should not be relied upon as an indication of performance for the remainder of 2006.  Further, during the six-month period ended June 30, 2006, one customer represented 56% of our revenue.  We do believe, however, that 2006 revenues from SCR Catalyst and Management Services will increase more than three-fold, when compared with 2005 revenues from SCR Catalyst and Management Services.  Revenue backlog as of June 30, 2006 for SCR Catalyst and Management Services was approximately $2,100,000, compared with revenue backlog as of June 30, 2005 of approximately $729,000, including $49,500 of deferred revenue.  Although a significant portion of the 2006 backlog may not be recognized as revenue until 2007, due to delays in delivery and billing resulting from customer scheduling requirements, it is anticipated that additional revenues will be recognized in 2006 from additional orders received or to be received in the second half 2006.

We believe our full-year revenues will be in the range of $6.0 to $7.0 million, based upon the current level of sales activity for SCR Catalyst and Management Services.  However, such expectations are subject to the timing of revenue recognition associated with various projects at SCR-Tech and the other uncertainties regarding our business as described herein.  With respect to revenues generated from R&D contracts, however, it is likely that 2006 funding will continue to be significantly below 2005 levels due to the completion in 2005 of all revenue producing R&D contracts.  Accordingly, we anticipate that SCR Catalyst and Management Services revenues will constitute the vast majority of our revenues in 2006.  We have identified potential funding sources for our diesel programs; however, we have not yet secured funding from those sources and the availability of such funding is not certain.

Cost of Revenues.  Cost of revenues attributable to SCR Catalyst and Management Services is comprised largely of fixed costs and includes direct labor, plant management wages, fringe benefits, the cost of replacement modules sold, facility rent, chemicals, depreciation, supplies and third party consulting services, and are expensed as incurred.

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

The decrease in cost of revenues during the three-month period ended June 30, 2006, compared to the corresponding period of 2005, resulted from $714,000 of expenses relating to government and OEM funded R&D programs being included in 2005 while no such expenses were included in 2006 due to the absence of any such programs in 2006.  Cost of sales for SCR Catalyst and Management Services increased in the second quarter of 2006 over the corresponding period of 2005 from $478,000 to $845,000 due to increased sales in 2006.

The increase in cost of revenues during the six-month period ended June 30, 2006, compared to the corresponding period of 2005, resulted from $1,167,000 of expenses relating to government and OEM funded R&D programs being included in 2005 while no such expenses were included in 2006 due to the absence of any such programs in 2006, which were more than offset by an increase in cost of sales for SCR Catalyst and Management Services from $1,195,000 to $2,415,000 due to increased sales in 2006.

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

The decrease in R&D expenses during the three-month period ended June 30, 2006 compared to the corresponding period of 2005 resulted from the overall reduction in R&D activity and staffing due to the termination of the Company’s diesel retrofit and Department of Energy (“DOE”) fuel processor programs along with the cessation of development efforts associated with our Xonon Cool Combustion product for gas turbines in the second half of 2005.  The decrease included approximately $650,000 of personnel-related costs and $153,000 of supplies.  Further, depreciation decreased $115,000 due to impairment write-downs taken in 2005 in connection with the termination of the aforementioned mentioned programs. These decreases were partially offset by the existence of government and OEM-funded R&D programs in 2005, which resulted in $714,000 of R&D expenditures being reported as cost of revenues in 2005 versus none in 2006 due to the absence of any such programs in 2006, and a $163,000 increase in patent-related legal costs largely incurred in connection with the pending sale of the Company’s gas turbine technology in 2006.

The decrease in R&D expenses during the six-month period ended June 30, 2006, compared to the corresponding period of 2005, resulted from the overall reduction in R&D activity and staffing due to the termination of the Company’s diesel retrofit and Department of Energy (“DOE”) fuel processor programs along with the cessation of development efforts associated with our Xonon Cool Combustion product for gas turbines in the second half of 2005.  The decrease included approximately $895,000 of personnel-related costs and $237,000 of supplies.  Further, depreciation decreased $188,000 due to impairment write-downs taken in 2005 in connection with the termination of the aforementioned programs. These decreases were partially offset by the existence of government and OEM funded R&D programs in 2005, which resulted in $1,167,000 of R&D expenditures being reported as cost of revenues in 2005 versus none in 2006 due to the absence of any such programs in 2006, and a $168,000 increase in patent-related legal costs largely incurred in connection with the pending sale of the Company’s gas turbine technology in 2006.

We expect total R&D expenses, including those classified as cost of revenues, will remain well below 2005 levels for the balance of 2006 due to reduced staffing and fewer active research programs.  The significant majority of our current research and development efforts are focused on diesel programs.

Selling, General and Administrative (“SG&A”) Expenses.  SG&A includes compensation, benefits and related costs of corporate functions, which include management, business development, marketing, human resources, sales and finance, and un-allocated facilities and IT costs.

The increase in SG&A expenses during the three-month period ended June 30, 2006, compared to the corresponding period of 2005, results from the collection in the 2005 period of a previously written-off note in the amount of $186,000 plus accrued interest costs, an increase in stock compensation expense of $111,000 resulting primarily from the adoption of SFAS No. 123(R) in 2006 and a $128,000 increase in SCR-Tech personnel-related costs resulting from increased staffing levels in 2006.  These increases were partially offset by a $168,000 decrease in salaries resulting from staffing reductions in our Catalyst-Based Technology Solutions segment and an $85,000 reduction in legal fees due to personnel-related issues, primarily at SCR-Tech, in 2005.

The increase in SG&A expenses during the six-month period ended June 30, 2006, compared to the corresponding period of 2005, results from a $338,000 increase in SCR-Tech personnel-related costs resulting from increased staffing levels in 2006, the collection in the 2005 period of a previously written-off note in the amount of $186,000 plus accrued interest costs and an increase in stock compensation expense of $140,000 resulting primarily from the adoption of SFAS No. 123(R) in 2006.  These increases were partially offset by a $342,000 decrease in salaries resulting from staffing reductions in our Catalyst-Based Technology Solutions segment.

We expect SG&A expenses for the remainder of 2006 to remain near current levels as cost reductions in our Catalyst-Based Technology Solutions segment are offset by increases in our SCR Catalyst and Management Services segment to support continued growth.

Interest and Other Income.  Interest income is generated from money market and short-term investments.  Other income consists of rental income generated from leasing certain portions of our Gilbert, Arizona building.

The decrease in interest and other income during the three-month period ended June 30, 2006, compared to the corresponding period of 2005, results from lower invested cash balances partially offset by improved yields on money market and short-term investments.

The increase in interest and other income during the six-month period ended June 30, 2006, compared to the corresponding period of 2005, results from a $182,000 increase in proceeds from the recovery of precious metals from scrap in 2006, partially offset by lower interest income resulting from lower invested cash balances partially offset by improved yields on money market and short-term investments.

We expect interest income to increase in the second half of 2006 due to higher invested cash balances resulting from investment of the proceeds from the sale of our Gilbert, Arizona facility in July 2006 and the pending sale of our small gas turbine technology.  We expect other income to decline by approximately $80,000 in the second half of 2006 as a result of the sale of the Gilbert, Arizona building.

Interest Expense. Interest expense reflects amounts incurred under long-term debt and capital lease obligations.

The decrease in interest expense during the three and six-month periods ended June 30, 2006, compared to the corresponding periods of 2005, results from the settlement of our remaining SCR-Tech acquisition liability in December 2005.

Interest expense in the first half of 2006 relates to the mortgage on our Gilbert, Arizona building which was sold in July 2006.  Accordingly, interest expense for the remainder of 2006 is expected to be insignificant.

Income Taxes.  No benefit from income taxes was recorded on the losses incurred during the three or six-month periods ended June 30, 2006 and 2005 because the expected benefit, computed by applying statutory tax rates to the net loss, was offset by an increase in the valuation allowance for deferred tax assets due to the uncertainty of future taxable income that would allow us to realize deferred tax assets generated from our losses.   We do not believe we will incur any material income taxes in the foreseeable future.

Liquidity and Capital Resources

Historical Capital Position and Usage

Prior to our spin-off in December 2000, Catalytica, Inc. made a $50.0 million cash investment in the Company. Additionally, in August 2001, we received net proceeds of $47.7 million from a public offering of our common stock. Through June 30, 2006, approximately 82% of the proceeds from the capital contribution and our public offering have been used to fund our ongoing research and development efforts associated with our diesel emissions reductions solutions and the commercialization of our Xonon Cool Combustion technology for gas turbine applications, the purchase of our commercial manufacturing and administrative facility in Gilbert, Arizona and other capital expenditures, the purchase of SCR-Tech, funding our continuing losses, and for general corporate purposes. The remaining funds are invested in commercial and government short-term paper.

The following table presents balances and changes in cash, cash equivalents and short-term investments for the six-month periods ended June 30, 2006 and 2005(in thousands):

	Six months ended June 30,
	2006	2005

Ending balance of cash, cash equivalents and short-term investments	$17,731	$29,800

Net decrease in cash, cash equivalents and short-term investments	$(3,601)	$(5,792)

Our net decrease in cash, cash equivalents and short-term investments (“Cash Consumption”) was approximately $3.6 million for the six-months ended June 30, 2006.  The following amounts comprised the decrease of $3.6 million, or 16.9%, in cash, cash equivalents and short-term investments during the six-months ended June 30, 2006:

•                  $4.4 million related to loss before interest, taxes, depreciation and amortization (“EBITDA”), summarized in the following table (in thousands).  We elect to use EBITDA in our analysis of Cash Consumption as we believe it approximates cash generated from our operations.

Net loss		$(4,615)

Plus:	Interest expense	98
	Depreciation of property and equipment	475
	Amortization of intangible assets	86

Less:	Interest income	(428)

	EBITDA	$(4,384)

•                  ($0.3) million of net interest income

•                  $0.2 million related to capital expenditures

•                  ($0.1) million non-cash charge for stock based compensation; and

•                  ($0.6) million changes in working capital and other.

Our Cash Consumption was approximately $5.8 million for the six-months ended June 30, 2005.  The following amounts comprised the decrease of $5.8 million, or 16.3%, in cash, cash equivalents and short-term investments during the six-months ended June 30, 2005:

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

•                  ($0.1) million interest paid in cash

•                  $0.2 million proceeds from issuance of stock

•                  ($0.3) million related to capital expenditures

•                  ($0.6) million changes in working capital and other.

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

The amount of capital required to complete our development programs is highly uncertain and depends on numerous factors, including technical issues associated with our ongoing development of Catalyst-Based Technology Solutions, the nature of partner participation and the amount and timing of any capital or technical contributions from such partners, the ability of third party suppliers to develop certain components in a timely manner, market and industry demands and requirements, and the cost of required regulatory reviews and approvals.  Further, our SG&A expenses have been in excess of $6.0 million per year and are expected to continue to be significant under our current business strategy.  Thus, any delay in product development or commercial product launches will result in us continuing to incur significant SG&A expenses without corresponding revenues.  In addition, because we are a public company subject to the compliance requirements and corresponding costs relating to federal securities laws, it is difficult to reduce such expenses without substantially curtailing our operations.  Our liquidity will continue to be impacted by these expenses as long as we are subject to such requirements.

Our net decrease in cash, cash equivalents and short-term investments (“Cash Consumption”) was $3,601,000 in the six-month period ended June 30, 2006, compared to Cash Consumption of $5,792,000 in the comparable period of 2005.  We estimate that our total Cash Consumption for 2006, assuming the successful consummation of the pending sale of our gas turbine technology and assets to Kawasaki, will range between $4.5 million and $6.0 million.  We believe our available cash, cash equivalents and short-term investments (“Cash”) in the amount of $17.7 million as of June 30, 2006 will provide sufficient capital to fund operations as currently conducted until at least December 31, 2007.  However, if our overall Cash Consumption in 2006 exceeds our current expectations because of higher capital expenditures, increased costs of development or commercialization, lower than anticipated revenues from SCR-Tech, lower government and third-party funding, higher SG&A expenditures or for any other reason, we may be required to raise additional funds to continue our operations as currently conducted, significantly curtail our business operations and/or change our strategic direction.  In particular, we currently estimate that the total remaining development costs for continuing to pursue our diesel OEM NOx and PM solutions for new, over-the-road diesel engines will be in excess of $10.0 million, and potentially substantially in excess of such sum.  Our belief that we have sufficient funds through December 31, 2007 is significantly dependent on these costs not materially exceeding $10.0 million during this period.  In addition, we may enter into mergers, acquisitions or other strategic arrangements which could require the use of cash, reducing our available capital prior to December 31, 2007, or which could require additional equity or debt financing.  Moreover, the integration and operation of any business acquired could require significant expenditures that could materially and adversely impact our liquidity and capital resources.  In this regard, our 2004 acquisition of SCR-Tech required significant cash outlays for acquisition-related payments and may potentially require future cash outlays to fund continued operations or to support growth through an expansion of our production capacity.  However, we are currently exploring and evaluating strategic alternatives for our diesel emissions reduction solutions business.  If we were to downsize, discontinue or sell our diesel emissions reduction solutions business in 2006, our capital requirements will be significantly reduced and we likely would have sufficient capital to fund our SCR Catalyst and Management Services business through at least 2008.

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

On July 19, 2006, the Company sold the Gilbert, Arizona facility and repaid the remaining balance of the loan along with prepayment penalties totaling approximately $90,000.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are required to be disclosed pursuant to Item 303(c) of Regulation S-B.

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

We incurred losses of $4,615,000, $13,466,000 and $13,269,000 for the six-month period ended June 30, 2006 and for the years ended December 31, 2005 and 2004, respectively.  As of June 30, 2006, we had an accumulated deficit of $143,099,000 and had not yet recorded significant revenues from commercial sales apart from revenues contributed by SCR-Tech, a business we acquired in 2004. Unless we significantly curtail or successfully secure third-party funding for our diesel emissions reduction solutions development activities, we expect to continue to incur net losses for the foreseeable future and these losses are likely to be significant.

We exited our mobile diesel retrofit program in September 2005 and in June 2006 we entered into an agreement to sell our Xonon Cool Combustion gas turbine technology and associated gas turbine assets to Kawasaki Heavy Industries after a decade of development work and expense in this business.  We incurred significant losses in both businesses.  There can be no assurance that our remaining active development activities will be successful or that our SCR Catalyst and Management Services business will be profitable.  Further, there can be no assurance that Catalytica Energy will ever reach or sustain profitability.

We are actively exploring alternatives for our diesel emissions reduction business and we may elect to downsize, discontinue or sell our remaining diesel development activities and focus solely on SCR-Tech as our principal business.

We have significant remaining business, technical and financial hurdles to overcome to develop a commercially viable emissions control solution for diesel engines, as described in greater detail below under “Additional Risks Relating to Emissions Control Solutions for Diesel Engines”.  In particular, we likely will not have sufficient capital to complete necessary development and commercialization work for our diesel development programs without a significant financial or equivalent commitment from diesel OEM’s or industry suppliers, especially since we would be unlikely to receive any significant commercial revenues from a product until 2009. We recorded no revenues for our Catalyst-Based Technology Solutions segment (“CBTS”) for the first half of 2006. As a result of these considerations, we are actively exploring and evaluating alternatives for this business, including downsizing, discontinuing or selling this business.  In light of the early stage of our development activities relating to diesel engines and the long-term nature of any significant revenues, we are unlikely to realize any significant value from a sale of this business at present.  If we elect to discontinue our diesel development activities, we likely will incur significant shut-down related costs, such as severance and other personnel expenses, facility-related expenses such as potential environmental clean-up costs at our California facility and equipment disposal costs.  If we discontinue or sell our diesel emissions reduction solutions business, our sole remaining line of business would be that of SCR-Tech.  In such case, the entire success or failure of the Company would depend on the performance of this business.

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

We believe that our available cash, cash equivalents and short-term investments (collectively “Cash”) in the amount of $17.7 million as of June 30, 2006 will provide sufficient capital to fund operations as currently conducted until at least December 31, 2007.  However, if our overall Cash usage in 2006 or 2007 exceeds our current expectations because of higher capital expenditures, increased costs of development or commercialization, lower than anticipated revenues from SCR-Tech, lower government and third-party funding, higher SG&A expenditures or for any other reason, we may be required to raise additional funds to continue our operations as currently conducted, significantly curtail our business operations and/or change our strategic direction.  In particular, we currently estimate that the total remaining development costs for continuing to pursue our diesel OEM NOx and PM solutions for new, over-the-road diesel engines will be in excess of $10 million, and potentially substantially in excess of such sum.  Our belief that we have sufficient funds through December 31, 2007, is significantly dependent on these costs not materially exceeding $10 million during this period.  In addition, we may enter into mergers, acquisitions or other strategic arrangements which could require the use of cash, reducing our available capital prior to December 31, 2007, or which could require additional equity or debt financing.  Moreover, the integration and operation of any business acquired could require significant expenditures that could materially and adversely impact our liquidity and capital resources.  In this regard, our 2004 acquisition of SCR-Tech required significant cash outlays for acquisition-related payments and may potentially require future cash outlays to fund operations.

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

•                  the effectiveness and commercial viability of products and services offered by us or our competitors;

•                  the results of our research and development or test activities;

•                  announcements by us or our competitors of technological innovations, new products or services, significant acquisitions or mergers, strategic partnerships, divestitures, joint ventures or other strategic initiatives;

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

We expect our revenues and operating results to vary significantly from quarter to quarter. As a result, quarterly comparisons of our financial results are not necessarily meaningful and investors should not rely on them as an indication of our future performance. In addition, due to our stage of development, we cannot predict our future revenues or results of operations accurately. As a consequence, our operating results may fall below the expectations of securities analysts and investors, which could cause the price of our common stock to decline. Factors that may affect our operating results include:

•                  the status of development of our technology, products and services and manufacturing capabilities;

•                  the volume of sales activity in our SCR Catalyst and Management Services business;

•                  the cost of our raw materials and key components;

•                  warranty and service costs for products in the field;

•                  the introduction, timing and market acceptance of new products or services introduced by us or our competitors;

•                  the development of our customer relationships;

•                  the development of our strategic relationships and distribution channels;

•                  general economic conditions, which can affect our customers’ capital investments and the length of our sales cycle;

•                  the market acceptance of SCR catalyst regeneration

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

If we are unable to attract or retain key personnel, our ability to manage our business could be harmed.

Currently our management team is responsible for the operations of our SCR services business, our diesel programs, exploring and evaluating potential acquisitions or divestitures and other strategic opportunities.  In light of employee headcount reductions over the past few years, including management level employees, and the increasing number of Federal and NASDAQ securities regulatory requirements, substantial additional burdens have been placed on our management.  If Robert Zack, our CEO and CFO, were to depart, we would be required to find both a CEO and CFO to assume his duties.  It may prove difficult for current management to successfully operate these differing areas and meet the demands and requirements of our diverse business activities.  Our future success will therefore depend on attracting and retaining additional qualified management and technical personnel.  No assurance can be given that management resources will be sufficient to address current and future business activities or that we will not be required to incur substantial additional expenses to add to our management capabilities.  Further, our inability to hire qualified personnel on a timely basis, or the departure of any key employee, could harm our expansion and commercialization plans.

We have historically focused on research and development activities and have limited experience in marketing, selling and servicing our products.

Other than sales of SCR Catalyst and Management Services by SCR-Tech, a business we acquired in February 2004, we have primarily focused on research and development activities to date.  Prior to ceasing development and commercialization activities associated with our Xonon Cool Combustion systems, we had only limited experience marketing, selling and servicing these systems, and experienced significant financial losses.  Further, we have no experience marketing, selling or servicing our diesel emissions reduction systems. We will have to expand our marketing and sales organization, as well as our maintenance and support capability as our products become commercially available. We may not be successful in our efforts to market and service our products, which could compromise our ability to increase our revenues.

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

The prices of rhodium, palladium, platinum, molybdenum and vanadium, all of which are used in various components or our business, can be volatile. If the long-term costs of these materials were to increase significantly, we would attempt to reduce material usage or find substitute materials.  If these efforts were not successful or if these cost increases could not be reflected in our price to customers, then our gross margins and profitability would be reduced and our ability to commercialize a product at a competitive cost could be compromised.

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

Litigation regarding patents or other intellectual property rights is costly and time consuming, and could divert the attention of our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements or indemnify our customers. However, we may not be able to obtain royalty or license agreements on terms acceptable to us or at all. Any inability on our part to obtain needed licenses could delay or prevent the development, manufacture and sale of our products, systems or services. We may also be subject to significant damages or injunctions against development, manufacture and sale of our products, systems or services.

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

As of March 31, 2006, our executive officers, directors and greater than 5% stockholders controlled 60.5% of our outstanding common stock.  If these parties were to act together, they could significantly influence the election of directors and the approval of actions requiring the approval of a majority of our stockholders. The interests of our management or these investors may not always be aligned with the interests of our other stockholders.

Based on shares outstanding as of June 30, 2006, the funds managed by Metalmark Capital LLC on behalf of Morgan Stanley Capital Partners and their affiliates own 18.6% of our outstanding common stock. The Morgan Stanley Capital Partners funds also have stockholder rights, including rights to appoint directors and registration rights.  As a result, Morgan Stanley Capital Partners and its affiliates hold a substantial voting position in us and may be able to significantly influence our business.

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

We incurred additional liabilities as a result of our spin-off from Catalytica, Inc. For example, when the business of Catalytica Advanced Technologies, Inc. (“CAT”) was combined with ours, we became responsible for the liabilities of CAT. Additionally, we have obligations under the separation agreements we entered into with Catalytica, Inc., Synotex and DSM Catalytica Pharmaceuticals, Inc., the successor corporation to Catalytica, Inc. For example, we agreed to indemnify DSM for liabilities arising out of our business, the business of CAT and other liabilities of DSM not associated with the pharmaceuticals business it purchased from Catalytica, Inc., which could include, for example, potential environmental liabilities.  We are also responsible for specified potential liabilities arising out of the distribution of our common stock by Catalytica, Inc. To date, no claims have been made against us pursuant to these indemnification provisions and, at June 30, 2006, we believe the likelihood of any material claim being made against us is remote. However, if any additional liabilities materialize, our financial results could be harmed.

ADDITIONAL RISKS RELATING TO SCR CATALYST AND MANAGEMENT SERVICES

In addition to the risks discussed elsewhere, any of which also could adversely impact our SCR-Tech subsidiary and its business, the following additional risks specifically relate to SCR-Tech and could negatively impact SCR-Tech and the entire Company.

SCR-Tech has not been profitable in periods prior to the six months ended June 30, 2006 and there can be no assurance SCR-Tech will remain profitable in future periods.

Although SCR-Tech generated a profit for the six-month period ended June 30, 2006, it has historically not been profitable.  No assurance can be given that SCR-Tech will be able to generate significant SCR management services revenues or SCR catalyst cleaning and regeneration services revenues or that SCR-Tech will be profitable for the full year of 2006 or in any future period.

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

SCR-Tech commenced commercial operations in its U.S. regeneration facility in March 2003 and has completed only a limited number of SCR cleaning and regeneration projects.  Thus SCR-Tech does not have a substantial operational history in this facility to determine whether it can successfully operate its business under differing environments and conditions or at any level of sustained profitability.

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

SCR-Tech offers SCR catalyst cleaning, rejuvenation and regeneration, as well as SCR system management and consulting services to coal-fired power plants.  Some of the utilities operating these plants are exceptionally large and operate a number of such power plants.  Thus, one or more large utilities could provide a very large order or orders to SCR-Tech which likely would result in one or more such utilities providing most of the orders and revenues for SCR-Tech for a particular quarterly or annual period. In the first half of 2006, one customer represented 56% of our revenue for such period.  Although such large orders could prove extremely beneficial to SCR-Tech by providing a large and consistent source of orders and revenues without the expense of marketing to a number of smaller customers, SCR-Tech could become highly dependent on a small number of large utilities for its business.  In such event, the loss of a particular customer would have a much greater adverse effect on SCR-Tech than the loss of a smaller customer.  This also may result in significant swings in orders and revenues on a quarterly basis.  SCR-Tech cannot at this time determine the likelihood or extent of such customer concentration.

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

Even if we are able to successfully develop and commercialize emissions control solutions for the diesel OEM, or stationary diesel genset markets, we will be required to provide product warranties.  It is unclear as to the nature of these warranties at this time, but the warranties may include specified levels of reforming activity, hydrocarbon emissions levels and/or low temperature startup activity for substantial time and/or mileage requirements in order to activate necessary NOx or PM reduction during such periods.  If we are unable to satisfy these warranties, we could incur significant liability to diesel OEMs and potentially end users, including consumers.  In addition, the manufacture, sale and distribution of our diesel fuel processor could expose us to potential product liability to customers and end users, including consumers.  Any such liability could be significant and may not be insurable.

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

Although we have entered into an agreement to sell our Xonon Cool Combustion technology for gas turbines and associated gas turbine assets to Kawasaki Heavy Industries, we are involved in a contract dispute with Kawasaki that could result in adverse financial consequences and a diversion of resources and management time and attention from business operations if the transaction does not close.

In September 2005 we announced our election to terminate our Xonon Module Supply Agreement with Kawasaki Gas Turbines-Americas (“Kawasaki”), effective December 13, 2005, having determined that there was no business or financial justification to continue the agreement on its current terms. After receiving notice of such termination, but prior to December 13, 2005, Kawasaki purported to place an order for 27 Xonon modules at a total price of approximately $1 million, which we rejected.  Kawasaki has disputed our rejection of the purchase order and has indicated it may seek arbitration of the dispute pursuant to the Supply Agreement.  We do not believe we have any obligation to fill this order upon the terms proposed by Kawasaki or on any other terms.  Further, we do not believe we have the manufacturing capabilities to fill such an order, and even if we did, we believe the cost of completing such order would be substantially in excess of the $1 million order price.  Thus, if Kawasaki were to seek arbitration and an arbitrator were to order us to complete the order, we would suffer significant losses.  However, the Supply Agreement contains a maximum limit on damages in the amount of the order price, which we believe should limit any potential damages in arbitration.  There can be no assurance, however, as to the result of any arbitration or the amount of damages which could occur if Kawasaki were to prevail in such an arbitration or other litigation.  In addition, resolution of this dispute, whether by litigation, arbitration or otherwise, could divert the attention of our management and key personnel from our business operations.  On June 30, 2006, we entered into a definitive agreement to sell our Xonon Cool Combustion catalytic combustion technology and associated gas turbine assets to Kawasaki Heavy Industries for a purchase price of $2.1 million.  The definitive agreement provides that if the transaction closes, all of our claims with Kawasaki and its affiliates would be resolved.  However, the closing of the transaction is subject to, among other things, certain closing conditions and the securing of certain consents, and there can be no assurance that all such closing conditions will be met, that all such consents will be obtained or that the transaction will otherwise close.

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

ITEM 3.  CONTROLS AND PROCEDURES

(a)          Evaluation of disclosure controls and procedures.  Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”),  as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2006 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 8, 2006, at the Company’s Annual Meeting of Stockholders, a quorum of stockholders of the Company approved the following proposals:  (1) the election of two Class III Directors to each serve a three-year term, and (2) the ratification of the appointment of Ernst & Young LLP to serve as the Company’s independent registered public accountants for the 2006 fiscal year.

The Company’s Board of Directors is divided into three classes, with Directors in each class serving for three-year terms.  Accordingly, not all Directors are elected at each Annual Meeting of Stockholders.  Ricardo B. Levy and Robert W. Zack were elected during this year’s Annual Meeting.  The Directors whose terms of office continued after the meeting were Richard A. Abdoo, William B. Ellis, Howard I. Hoffen, David F. Merrion and Susan F. Tierney.

The proposals listed below were voted on at the Annual Meeting of Stockholders, and the number of votes cast with respect to each matter and the election of each Director, were as follows:

Proposal No. 1– Election of Directors

Nominee	For	Withheld
Ricardo B. Levy	17,311,316	451,368
Robert W. Zack	17,520,748	241,936

Proposal No. 2 – Ratification of Appointment of Independent Registered Public Accountants

For	Against	Abstain
17,739,966	21,183	1,535

In addition, subsequent to the Annual Meeting, we decreased the number of members on our Board of Directors from nine to seven, following the resignations from the Company’s Board of Directors of Frederick M. O’Such and John A. Urquhart, effective as of the Annual Meeting.

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

10.47	(34)	Loan Modification Agreements between the Arizona State Compensation Fund and the Registrant, as amended, dated August 9, 2004.
10.48	(36)*	Form of Indemnification Agreement between the Registrant and executive officers and directors of the Registrant.
10.49	(36)*	Consulting Agreement between the Registrant and David Merrion, dated February 1, 2005
10.50	(37)*	Retention Agreement by and between the Registrant and Ralph Dalla Betta, dated as of September 27, 2005
10.51	(37)	Retention Agreement by and between the Registrant and Joe Barry, dated as of September 27, 2005
10.52	(37)*	Severance Consulting and Release Agreement by and between the Registrant and Dominic Geraghty, dated as of September 27, 2005
10.53	(38)*	Employment Agreement by and between the Registrant and Robert W. Zack, dated as of September 27, 2005
10.54	(39)	Settlement Agreement and Mutual Release among the Registrant, EnBW Energy

Solutions GmbH, ENVICA Kat GmbH, E&EC Energy & Environmental Consultants GmbH, SCR-Tech GmbH, SCR-Tech LLC, CESI-SCR, Inc., ENVICA GmbH, CESI-Tech Technologies, Inc., Hans-Ulrich Hartenstein, and Brigitte Hartenstein

10.55	(40)	Form of Option Acceleration Agreement
10.56	(43)*	Employment Letter and Change of Control Agreement between the Registrant and William McMahon
10.57	(41)	Termination Agreement between the Registrant and General Electric Company
10.58	(44)	Purchase and Sale Agreement dated April 18, 2006 between the Registrant and Wilshire Property Company, LLC
10.59	(45)	First Amendment to Purchase and Sale Agreement dated May 18, 2006 between the Registrant and Wilshire Property Company, LLC
10.60	(46)	Second Amendment to Purchase and Sale Agreement dated July 14, 2006 between the Registrant, Wilshire Property Company, LLC and 1388 North Tech Boulevard Partners LP
10.61	(46)	Lease between the Registrant and 1388 North Tech Boulevard Partners LP effective July 20, 2006
10.62	(47)	Asset Purchase Agreement dated June 30, 2006 between the Registrant, Kawasaki Heavy Industries, Ltd. and Kawasaki Gas Turbines-Americas
10.63	**	Form of Stock Option Agreement
14.1	(42)	Code of Ethics
21.1	(43)	Subsidiaries of Registrant.
23.1	(43)	Consent of Independent Registered Public Accounting Firm.
24.1	(43)	Power of Attorney (see Signature page).
31.1	**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.
32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.

+   Confidential treatment has been granted for portions of these agreements.

*   Represents management contracts or compensatory plans for executive officers and directors.

** Filed herewith.

(1)	Incorporated by reference to exhibits filed with Catalytica, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 33-55696).
(2)	Incorporated by reference to exhibits filed with Catalytica, Inc.’s Form 10-K (File No. 0-20966) for the year ended December 31, 1994.
(3)	Incorporated by reference to exhibits filed with Catalytica, Inc.’s Form 10-K (File No. 0-20966) for the year ended December 31, 1996.
(4)	Incorporated by reference to exhibits filed with Catalytica, Inc.’s Form 10-K (File No. 0-20966) for the year ended December 31, 1997.
(5)	Incorporated by reference to exhibits filed with our Registration Statement on Form S-1 (File No. 333-44772), filed on August 29, 2000.
(7)	Incorporated by reference to exhibits filed with our Amendment No. 2 to Form S-1 (File No. 333-44772), filed on October 16, 2000.
(8)	Incorporated by reference to exhibits filed with our Amendment No. 3 to Form S-1 (File No. 333-44772), filed on November 1, 2000.
(11)	Incorporated by reference to exhibits filed with our Post-Effective Amendment No. 1 to Form S-1 (File No. 333-44772), filed on January 12, 2001.
(12)	Incorporated by reference to exhibits filed with our Form 10-K for the year ended December 31, 2000, filed on March 15, 2001.
(14)	Incorporated by reference to exhibits filed with our Registration Statement on Form S-1

(File No. 333-64682), filed on July 6, 2001.
(16)	Incorporated by reference to exhibits filed with our Amendment No. 2 to Form S-1 (File No. 333-64682), filed on August 6, 2001.
(18)	Incorporated by reference to exhibits filed with our Amendment No. 1 to Form 8-A12G/A, filed on February 6, 2002.
(19)	Incorporated by reference to exhibits filed with our Form 10-K for the year ended December 31, 2001, filed on April 01, 2002.
(26)	Incorporated by reference to exhibits filed with our Form 10-Q for the quarter ended June 30, 2003, filed on August 5, 2003.
(28)	Incorporated by reference to exhibits filed with our Form 8-K, filed on March 4, 2004.
(29)	Incorporated by reference to exhibits filed with our Form 10-K for the year ended December 31, 2003, filed on March 30, 2004.
(34)	Incorporated by reference to exhibits filed with our Form 10-Q for the quarter ended September 30, 2004, filed on November 12, 2004.
(35)	Incorporated by reference to exhibits filed with our Amendment No. 1 to Form 8-A12G/A, filed on November 22, 2004.
(36)	Incorporated by reference to exhibits filed with our Form 8-K, filed on February 4, 2005.
(37)	Incorporated by reference to exhibits filed with our Form 8-K, filed on September 28, 2005
(38)	Incorporated by reference to exhibit filed with our amended Form 8-K, filed on September 28, 2005
(39)	Incorporated by reference to the exhibit filed with our Form 8-K, filed on December 22, 2005
(40)	Incorporated by reference to the exhibit filed with our Form 8-K, filed on November 21, 2005
(41)	Incorporated by reference to the exhibit filed with our Form 8-K, filed on March 15, 2006
(42)	Incorporated by reference to exhibits filed with our Form 10-K for the year ended December 31, 2004, filed on March 30, 2005
(43)	Incorporated by reference to exhibits filed with our Form 10-K for the year ended December 31, 2005, filed on March 30, 2006
(44)	Incorporated by reference to exhibit filed with our Form 8-K, filed on April 24, 2006
(45)	Incorporated by reference to exhibit filed with our Form 8-K, filed on May 23, 2006
(46)	Incorporated by reference to exhibits filed with our Form 8-K, filed on July 24, 2006
(47)	Incorporated by reference to the exhibit filed with our Form 8-K, filed on July 5, 2006

CATALYTICA ENERGY SYSTEMS, INC.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2006

CATALYTICA ENERGY SYSTEMS, INC.
(Registrant)

	By:	/s/ Robert W. Zack
Robert W. Zack

Chief Financial Officer
(Duly Authorized Officer, and Principal Financial and Accounting Officer)