Form 10QSB
period 2006-09-30
CATALYTICA ENERGY SYSTEMS INC
filed 2006-11-14
CIK 1053361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

301 West Warner Road, Suite 132
Tempe, Arizona 85284-2961

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

As of November 8, 2006 there were outstanding 18,229,150 shares of the issuer’s common stock, par value $0.001, which is the only class of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CATALYTICA ENERGY SYSTEMS, INC.

FORM 10-QSB

September 30, 2006

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CATALYTICA ENERGY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and nine-months ended September 30, 2006 and 2005

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenues
SCR catalyst & management services	$1,368	$427	$5,304	$1,353
Research and development	—	441	—	1,575
Total revenues	1,368	868	5,304	2,928

Costs and expenses:
Cost of revenues	1,139	1,376	3,555	3,738
Research and development	849	2,112	3,890	5,789
Selling, general and administrative	1,799	2,308	5,638	5,757
Total costs and expenses	3,787	5,796	13,083	15,284

Operating loss	(2,419)	(4,928)	(7,779)	(12,356)

Interest and other income	236	280	1,098	1,004
Interest expense	(11)	(169)	(108)	(489)
Gain(Loss) on sale/disposal of assets	2,874	(35)	2,853	(39)

Net income(loss)	$680	$(4,852)	$(3,936)	$(11,880)

Basic and diluted net income(loss) per share	$0.04	$(0.27)	$(0.22)	$(0.66)

Weighted average shares used in computing basic and diluted net income(loss) per share	18,218	18,126	18,182	18,018

See accompanying notes.

CATALYTICA ENERGY SYSTEMS, INC.

CONSOLIDATED BALANCE SHEET

at September 30, 2006

(In thousands)

(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$2,549
Short-term investments	17,242
Accounts receivable, net	1,412
Inventory	515
Prepaid expenses and other assets	387
Total current assets	22,105
Property and equipment:
Leasehold improvements	3,883
Equipment	5,111
Less accumulated depreciation and amortization	(7,514)
Total property and equipment	1,480

Goodwill	4,257
Other intangible assets	1,281
Other assets	37
Total assets	$29,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$910
Accrued payroll and benefits	992
Accrued liabilities and other	1,776
Deferred revenue	50
Current portion of long-term debt and other long-term liabilities	3
Total current liabilities	3,731

Long-term debt and other long-term liabilities	28
Total liabilities	3,759

Stockholders’ equity:
Common stock	18
Additional paid-in capital	167,822
Accumulated deficit	(142,419)
Accumulated other comprehensive loss	(20)
Total stockholders’ equity	25,401
Total liabilities and stockholders’ equity	$29,160

See accompanying notes.

CATALYTICA ENERGY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine-months ended September 30, 2006 and 2005
(In thousands)(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(3,936)	$(11,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	655	883
Reserve for exit and reorganization costs	—	1,297
Amortization(accretion) of investments premium(discount)	(21)	28
Amortization of intangible assets	130	130
Accretion of interest on long-term debt	—	330
Forgiveness of notes receivable from related parties	—	23
Stock based compensation	205	5
Remeasurement of present value of long-term debt	—	(62)
(Gain)loss on sale of assets	(2,852)	4
Credit for uncollectible accounts	(25)	(192)
Changes in:
Trade accounts receivable	47	151
Inventory	241	(144)
Prepaid expenses and other assets	495	254
Accounts payable	625	322
Deferred revenue	(135)	—
Accrued payroll and benefits	(35)	(85)
Accrued liabilities and other	(915)	(472)
Net cash used in operating activities	(5,521)	(9,408)

Cash flows from investing activities:
Purchases of investments	(9,905)	(35,625)
Maturities of investments	12,570	18,744
Sale of assets	6,980	12
Additions to property and equipment	(202)	(315)
Net cash provided by (used in) investing activities	9,443	(17,184)

Cash flows from financing activities:
Collection of notes receivable from employees	—	187
Repayments of long-term debt	(2,903)	(42)
Proceeds from issuance of capital lease obligations	—	25
Repayments of capital lease obligations	(3)	(3)
Proceeds from the exercise of stock options	25	74
Proceeds from issuance of common stock through stock plans	18	153
Net cash provided by (used in) financing activities	(2,863)	394

Net increase (decrease) in cash and cash equivalents	1,059	(26,198)
Cash and cash equivalents at beginning of period	1,490	26,901
Cash and cash equivalents at end of period	$2,549	$703

Additional disclosure of cash flow information:
Deferred compensation for issuance and revaluation of stock options to non-employees	$—	$(8)
Interest paid	$104	$150

See accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Significant Accounting Policies

Description of Business.  Catalytica Energy Systems, Inc. (“Catalytica Energy,” “the Company,” “we,” “us” or “our”) provides innovative products and services to meet the growing demand for clean energy production, with a focus on cost-effective emissions control solutions for the coal-fired power generation industry.  Through our SCR-Tech subsidiary, we offer a variety of services for coal-fired power plants that use selective catalytic reduction (“SCR”) systems to reduce nitrogen oxides (“NOx”) emissions. These services include SCR catalyst management, cleaning and regeneration, as well as consulting services to help power plant operators optimize efficiency and reduce overall NOx compliance costs (collectively “SCR Catalyst and Management Services”).

Until recently, our business activities also included the design, development, manufacture and servicing of advanced products based on our proprietary catalyst and fuel processing technologies to offer cost-effective solutions for reducing emissions from natural gas-fired turbines and diesel engines used in power generation and transportation applications.   In connection with various restructuring activities and initiatives over the past year to divest of non-revenue generating businesses, assets and technologies, and to maintain financial viability by reducing costs, we sold on September 29,  2006 our catalytic combustion technology and associated gas turbine assets to Kawasaki Heavy Industries, Ltd. (“Kawasaki”), and subsequently sold on October 25, 2006 our diesel fuel processing technology and associated assets to Eaton Corporation (“Eaton”).

We have been conducting our business through the following two business segments (see Note 6 in Notes to Unaudited Consolidated Financial Statements for business segment disclosures):

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

Included in our CBTS segment is our Xonon Cool Combustion® catalytic combustion technology for gas turbines.  In 2005, we ceased development and commercialization activities associated with this technology.  On September 29, 2006, we completed the sale of the technology and associated gas turbine assets to Kawasaki  (see Note 8 in Notes to Unaudited Consolidated Financial Statements for details related to that transaction).

Also included in our CBTS segment is our diesel fuel processing technology designed to facilitate a significant reduction in particulate matter and NOx emissions from mobile, stationary and off-road diesel engines by improving the performance of diesel particulate filters and NOx adsorber catalyst systems.  On October 25, 2006 we completed the sale of the technology and associated assets to Eaton (see Note 9 in Notes to Unaudited Consolidated Financial Statements for details related to that transaction).

In connection with the closing of the sales to Kawasaki and Eaton, we are no longer conducting business activities associated with emissions control solutions for gas turbines or diesel engines.

Unaudited Interim Financial Information.  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 30, 2006.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2006.

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

Due to the nature of the demand for SCR regeneration and cleaning services, some of our contracts provide for extended payment terms.  In a situation where the project for a customer is complete, but the customer is not contractually committed to receive an invoice within the succeeding six months (and subsequent payment is due within 30 days of invoice date), revenue is deferred until the six month criterion is met.  No rights of return exist.  The customer is generally responsible for the removal, transportation and subsequent installation of the catalyst.  Our revenue arrangements do not have any material multiple deliverables as defined in Emerging Issues Task Force (“EITF”) 00-21, “Accounting for Multiple Element Revenue Arrangements”.

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

Research and Development Revenues.  Research and development (“R&D”) revenues are earned as contractual services are performed and are recognized in accordance with contract terms, principally based on reimbursement of a percentage of total costs and expenses incurred.  We rely on general revenue recognition guidance, as prescribed in SAB 104, to determine whether persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collection is reasonably assured.  No amounts recognized as revenue are refundable.

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

Accounts Receivable. Accounts receivable consists of trade receivables generated from research and development contracts, trade receivables from SCR Catalyst and Management Services and revenues in excess of billings from SCR Catalyst and Management Services.  Trade receivables are recorded at the invoiced amount.  Payment terms for SCR catalyst regeneration and cleaning services are typically defined in the contract for services rendered.  Revenues may be earned for those services in advance of amounts billable to the customer and are recognized when the service is complete, unless the contract terms will not result in invoice generation within six months from the date of completion of those services.  Revenues recognized in excess of amounts billed are recorded as accounts receivable and represented $814,000 of net accounts receivable as of September 30, 2006.

Inventory.  Raw materials inventory consists of chemicals used in the regeneration of SCR catalyst modules.  At September 30, 2006 the inventory balance was $515,000.

In September 2006 the Company completed the sale of its Xonon gas turbine technology and assets to Kawasaki.  Per the terms of the purchase agreement between the Company and Kawasaki, the approximately $230,000 gas turbine-related inventory held by the Company was transferred to Kawasaki.  At September 30, 2006, all inventory balances represent inventory used in the Company’s SCR Catalyst and Management Services business.

Goodwill and Other Intangible Assets.  The Company accounts for goodwill and other intangible assets in accordance with the provisions of SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”.  Purchase prices of acquired businesses that are accounted for as purchases have been allocated to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired were allocated to goodwill. Pursuant to SFAS No. 142, goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”.

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

Goodwill and other intangible assets relate only to the SCMS business segment.  The carrying amounts and related accumulated amortization of goodwill and other intangible assets at September 30, 2006 were as follows (in thousands):

	September 30, 2006
	Carrying Amount	Accumulated Amortization	Net
Goodwill	$4,257		$4,257

Other Intangible Assets
Intellectual property	$1,727	$(446)	$1,281

Amortization expense of other intangible assets was $130,000 during both the nine-month periods ended September 30, 2006 and 2005.  The Company expects amortization expense will approximate $43,000 for the remainder of the fiscal year.  For fiscal years 2007 through 2010, the Company estimates amortization expense will approximate $173,000 per year.

Accrued Warranty Liability.  Warranties provided for the Company’s SCR catalyst cleaning and regeneration services vary by contract, but typically provide limited performance guarantees.  Estimated warranty obligations related to SCR catalyst cleaning and regeneration services are provided for as cost of revenues in the period in which the related revenues are recognized.  Adjustments are made to accruals as warranty claim data and historical experience warrant.  Our warranty obligation may be materially affected by product or service failure rates and other costs incurred in correcting a product or service failure. Should actual product or service failure rates or other related costs differ from our estimates, revisions to the estimated warranty liability would be required.

The Company warrants its Xonon Cool Combustion® catalytic modules for a period of 8,000 hours of operation or five years from first firing, whichever comes first. The Company’s obligations under this warranty are limited to repair or replacement of any defective Xonon Cool Combustion module(s).  In September 2006 the Company completed the sale of its Xonon gas turbine technology and assets to Kawasaki.  Per the terms of the purchase agreement between the Company and Kawasaki, this liability was assumed by Kawasaki.  Accordingly, the previously existing accrual of $50,000 related to Xonon modules was included in the gain on sale of assets.

The accrued warranty liability balance was $256,000 at September 30, 2006.  This accrual consists entirely of estimated warranty obligations related to SCR catalyst cleaning and regeneration services.

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

The revenue cost reserve balance was $122,000 at September 30, 2006.

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

Recent Accounting Standards.   In May 2005, the FASB issued SFAS Statement No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20, “Accounting Changes”, and SFAS Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”.  SFAS No. 154 changes the requirements for accounting and reporting a change in accounting principle, and applies to all voluntary changes in accounting principles.  Specifically, SFAS No. 154 requires retrospective application to prior periods’ financial statements. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in the income statement.  SFAS No. 154 became effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. No events which would be subject to the provisions of SFAS No. 154 occurred during the periods presented, however, should such an event occur in the future, our financial statements would be affected.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on an income tax return.  The accounting provisions of FIN 48 are effective for reporting periods beginning after December 15, 2006. We are currently assessing the impact, if any, the adoption of FIN 48 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS Statement No. 157 (“SFAS No. 157”), “Fair Value Measurements”, which addresses the measurement of fair value by companies when they are required to use a fair value measure for recognition or disclosure purposes under GAAP.  SFAS No. 157 provides a common definition of fair value to be used throughout GAAP which is intended to make the measurement of fair value more consistent and comparable and improve disclosures about those measures.  SFAS No. 157 will be effective for an entity's financial statements issued for fiscal years beginning after November 15, 2007.  We are currently assessing the impact, if any, the adoption of SFAS No. 157 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS Statement No. 158 (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.  This new standard requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other post-retirement plans in their financial statements.  The new standard is effective as of the end of fiscal years ending after December 15, 2006 for companies with publicly traded securities.  We anticipate adopting SFAS No. 158 on December 31, 2006, and do not expect the adoption of the new accounting standard will result in a material impact on our consolidated financial statements since we currently do not sponsor defined benefit pension or postretirement plans.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 provides guidance for how errors should be evaluated to assess materiality from a quantitative perspective. SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings.  SAB 108 is required to be adopted by December 31, 2006 and we do not expect the adoption to have a material impact on our consolidated financial statements.

Note 2. Net Income(Loss) per Share (“EPS”)

Basic and diluted net income(loss) per share is presented in accordance with SFAS No. 128, “Earnings Per Share”.  Basic EPS is computed by dividing net income(loss) available to common stockholders by the weighted-average number of common shares outstanding during each reporting period.  Diluted EPS includes the effect of stock options assumed to be exercised and unvested restricted stock using the treasury stock method.  The Company’s potentially dilutive securities were anti-dilutive for the three and nine-months ended September 30, 2006 and 2005 because the Company either incurred a net loss for each of those periods or the effect of assumed share conversion was negative and therefore anti-dilutive.  Therefore, such potentially dilutive securities have been excluded from the computation of weighted-average shares outstanding used in computing diluted net income(loss) per share.  Total potentially dilutive securities outstanding as of September 30, 2006 and 2005 were approximately 2,634,000 and 2,584,000, respectively.

Note 3. Stock Based Compensation

On January 1, 2006 the Company adopted SFAS No. 123(R) (“SFAS No. 123(R)”), “Share-Based Payment”, which requires stock based compensation to be measured based on the fair value of the award on the date of grant and the corresponding expense to be recognized over the period during which an employee is required to provide services in exchange for the award.   The Company has a stock option plan (the “Stock Option Plan”), which allows for the granting of stock options and restricted stock units (“RSUs”), and an employee stock purchase plan (the “ESPP”), which are both considered stock-based compensation plans.  The ESPP includes a provision which allows for purchases of the Company’s common stock at a 15% discount and incorporates a six-month look-back feature which causes it to be considered compensatory under SFAS No. 123(R).  The issuance of shares pursuant to each of the Company’s stock-based compensation plans, including options, RSUs and ESPP purchases, is accomplished through the issuance of new shares.

Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-based Compensation”. No stock-based employee compensation cost was recognized in the Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2005 as all options granted under the Stock Option Plan had exercise prices equal to the market value of the underlying common stock on the date of grant and no expense related to RSU grants had yet been incurred.  The ESPP was considered non-compensatory under APB No. 25.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective method.  Results for prior periods have not been restated. Compensation cost recognized in the three and nine-month periods ended September 30, 2006, therefore, includes compensation cost for all stock options granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).  The Company had no granted but not yet exercisable stock options outstanding at December 31, 2005.  The Company continues to amortize the fair value at the date of grant of RSUs over their related vesting periods, however, pursuant to SFAS No. 123(R), the amount amortized is reduced by an estimated forfeiture rate.

Adoption of SFAS No. 123(R) had the effect of increasing net loss for the nine-month period ended September 30, 2006 by $195,000 or $.01 per share.  Had the Company applied the fair value recognition provisions of SFAS No. 123(R) to options granted under the Stock Option Plan and share purchases pursuant to the ESPP in the nine-month period ended September 30, 2005, the Company’s net loss would have increased by $493,000 or $.03 per share for that period. For purposes of this comparison, the value of the options was estimated using a Black-Scholes option pricing formula and amortized to expense over the options’ original vesting periods.  The ESPP valuation used a Black-Scholes model and amortized the expense over the 6-month subscription period.  The adoption of SFAS No. 123(R) had no effect on cash flow.

Total compensation for share-based compensation arrangements recognized in the three and nine-month periods ended September 30, 2006 was $66,000 and $210,000, respectively.  As of September 30, 2006, there was $293,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the Stock Option Plan, which is expected to be recognized over a period of 1.62 years.

The following table summarizes stock option plan activity since the adoption of SFAS No. 123(R):

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number	Exercise	Term	Intrinsic
	of Shares	Price	(Years)	Value
Outstanding at December 31, 2005	2,415,337	$5.21
Granted	644,200	1.15
Exercised	(53,000)	0.40
Forfeited	(33,458)	1.15
Expired	(384,978)	6.38
Outstanding at September 30, 2006	2,588,101	$4.18	6.59	$—
Vested or expected to vest at September 30, 2006	2,414,830	$4.40	6.45	—
Exercisable at September 30, 2006	2,153,551	$4.79	6.00	—

The weighted-average fair value of options granted during the nine-month period ended September 30, 2006 was $.72.  The total intrinsic value of options exercised during the period was $49,000.  The fair value of each stock option award is estimated using a Black-Scholes option pricing formula with the following assumptions:

Nine Months Ended September 30, 2006
Expected dividend yield	0.00%
Expected stock price volatility	67.00%
Risk-free interest rate	4.72%
Expected life of options	4.19 years

The following table summarizes RSU activity during the nine-month period ended September 30, 2006:

	Number	Grant-Date
	of Shares	Fair Value
Nonvested at December 31, 2005	46,875	$1.50
Granted	—
Vested	(9,375)	1.50
Forfeited	—
Nonvested at September 30, 2006	37,500	1.50

Note 4. Debt Agreements.  In March 2002, we received a term loan of $3,010,000 from the Arizona State Compensation Fund. Proceeds of this loan were applied to the purchase of a 43,000 square foot manufacturing and administrative facility in Gilbert, Arizona. In August 2004, the remaining $2,940,254 principal balance on this loan was refinanced with a five-year term loan, which bore interest at a fixed annual rate of 6.5% and had a maturity of April 2009. Under the terms of the refinanced loan, payments of principal and interest totaling $19,105 were due monthly with a final principal payment of $2,737,228 due at maturity. This loan was secured by a deed of trust in the acquired real property.

On July 19, 2006, the Company sold the Gilbert, Arizona facility and repaid the remaining balance of the loan along with prepayment penalties totaling $90,000.

Note 5. Comprehensive Income(Loss).  The components of comprehensive income(loss) are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net income(loss)	$680	$(4,852)	$(3,936)	$(11,880)
Other comprehensive income(loss):
Change in unrealized loss on available-for-sale securities recognized in other comprehensive income(loss)	34	(14)	44	(56)
Comprehensive income(loss)	$714	$(4,866)	$(3,892)	$(11,936)

The components of accumulated other comprehensive loss at September 30, 2006 are as follows (in thousands):

Unrealized loss on available-for-sale securities	$(20)

Accumulated other comprehensive loss	$(20)

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

We have been conducting business through the following two reportable operating segments:

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

Until recently, our business activities included the design, development, manufacture and servicing of advanced products based on our proprietary catalyst and fuel processing technologies to offer cost-effective solutions for reducing emissions from natural gas-fired turbines and diesel engines used in power generation and transportation applications.   In connection with various restructuring activities and initiatives over the past year to divest of non-revenue generating businesses, assets and technologies, and to maintain financial viability by reducing costs, we sold in September 2006 our catalytic combustion technology and associated gas turbine assets to Kawasaki and subsequently sold on October 25, 2006 our diesel fuel processing technology and associated assets to Eaton.  As a result, effective October 2006 we are no longer conducting business activities associated with emissions control solutions for gas turbines or diesel engines.

All intercompany transactions are eliminated in consolidation and there are no differences between the accounting policies used to measure profit and loss for our operating segments and on a consolidated basis. The Company evaluates performance of segments based on profit or loss from operations before interest and income taxes. Segment costs and expenses considered in deriving segment operating income include cost of revenues, depreciation and amortization, research and development, and selling, general and administrative expenses.  The Company does not allocate corporate general and administrative expenses (“corporate SG&A”) on a segment basis for internal management reporting; corporate SG&A is reported within the CBTS segment.  Short-term investments are included in total assets within the CBTS segment.  Financial performance of the segments is evaluated primarily on operating income.

The following table presents information about our reportable operating segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Total revenue
CBTS	$1,368	$441	$5,304	$1,575
SCMS	—	427	—	1,353
Consolidated	$1,368	$868	$5,304	$2,928

Operating income/(loss)
CBTS	$(2,128)	$(4,203)	$(8,107)	$(10,808)
SCMS	(291)	(725)	328	(1,548)
Consolidated	$(2,419)	$(4,928)	$(7,779)	$(12,356)

Depreciation and amortization(1)
CBTS	$106	$239	$422	$692
SCMS	117	109	363	321
Consolidated	$223	$348	$785	$1,013

Capital expenditures
CBTS	$—	$24	$68	$199
SCMS	48	14	134	116
Consolidated	$48	$38	$202	$315

(1)     Depreciation of fixed assets and amortization of intangible assets. Operating loss, excluding this depreciation and amortization, constitutes earnings before interest, taxes, depreciation, and amortization by segment, which is the basis of evaluation used by the CODM.

Total assets classified by the Company’s two reportable segments are shown below (in thousands):

September 30,
2006
Total assets
CBTS	$20,511
SCMS	8,649
Consolidated	$29,160

Note 7. Sale of Gilbert Facility.  On May 18, 2006, the Company entered into a Purchase and Sale Agreement (the “Sale Agreement”) to amend the terms of the Purchase and Sale Agreement dated April 18, 2006 to sell the approximately 43,000 square foot corporate headquarters and manufacturing facility and certain personal property located in Gilbert, Arizona.  Under the terms of the Sale Agreement, the Company received gross proceeds of $4,840,000 (which included an additional payment of $40,000 in connection with the sale and $25,000 for the sale of certain personal property located at the facility) on the closing date of July 19, 2006.  After payoff of the approximately $2,870,000 loan securing the building, payment of its share of various closing costs, related expenses and commissions, and base rent to lease space at the facility through October 2006, the Company received net proceeds from the sale of approximately $1,850,000.  In accordance with SFAS No. 144, the Company ceased depreciating the building on April 18, 2006.  The net book value of assets sold was $3,887,000.  An approximately $660,000 gain on sale of assets was recorded in the Consolidated Statements of Operations in the third quarter of 2006.  Subsequent to the sale, the Company completed the relocation of its corporate headquarters in early October 2006 to a smaller office space in Tempe, Arizona, which is being leased for approximately $4,100 per month.

Note 8. Sale of Xonon Gas Turbine Technology.  On June 30, 2006, the Company entered into an asset purchase agreement providing for the sale of the Company’s Xonon Cool Combustion® catalytic combustion technology and associated gas turbine assets, consisting primarily of inventory, to Kawasaki for $2,100,000.  The sale closed on September 29, 2006.  Closing costs and related fees of approximately $200,000 were incurred and recorded in research and development expenses in the Consolidated Statements of Operations in the third quarter of 2006.  The net book value of assets sold net of liabilities assumed was approximately $66,000.  The approximately $2,034,000 gain was recorded in gain on sale of assets in the Consolidated Statements of Operations in the third quarter of 2006.

Note 9. Subsequent Event.  On October 25, 2006 the Company entered into and closed an Asset Purchase Agreement (the “APA”) with Eaton providing for the sale of the Company’s diesel fuel processing assets and intellectual property (the “Diesel Technologies”).  Under the terms of the APA, the Company also assigned to Eaton the Company’s lease of its facilities in Mountain View, California and Eaton assumed the future rental payments and building restoration obligations associated with the lease.

Under the terms of the APA, the Company received $2,400,000 in gross cash proceeds from Eaton in exchange for the sale and conveyance of the assets, properties and rights of the Company relating to the Diesel Technologies and the licensing of other intellectual property owned by the Company and used in the Diesel Technologies (but not transferred to Eaton under the APA) to Eaton for Eaton’s use in diesel fuel processing.  The Company incurred sales commissions and related closing expenses of approximately $300,000, which will be recorded in research and development expenses in the Consolidated Statements of Operations in the fourth quarter of 2006.  The net book value of assets sold in the transaction was approximately $500,000.  The approximately $1,900,000 net gain from this transaction will be recorded in gain on sale of assets in the Consolidated Statements of Operations in the fourth quarter of 2006.

In addition, the Company received an additional $700,000 expense reimbursement from Eaton for third quarter and October 2006 diesel fuel processing development efforts.  Of this amount, $600,000 was recorded as a reduction of research and development expenses in the Consolidated Statements of Operations in the third quarter of 2006 and $100,000 will be recorded as a reduction of research and development expenses in the fourth quarter of 2006.

In connection with the closing of the sale, approximately 18 employees of the Company are expected to be terminated during the fourth quarter of 2006, and the Company expects to incur approximately $1,000,000 in one-time termination benefits and related costs, all of which is expected to be incurred and paid in the fourth quarter of 2006.

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

•             the effect of any strategic initiatives that we may decide to take, including any merger, acquisition or other strategic arrangement

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

•             our competitive advantage in the marketplace

•             the nature and level of competition for our product and service offerings

•             the efficiency and efficacy of our product and service offerings

•             the cost-effectiveness of our product and service offerings

•             the availability and expense of resources and raw materials necessary for SCR Catalyst and Management Services

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

•             our relations with employees

•             the uniqueness, potential and market for our SCR catalyst and management services

•             our ability to manage SCR-Tech

•             the role of catalyst regeneration in the catalyst replacement market

•             the adequacy of SCR-Tech’s facilities

•             our forecast of revenues and results of operations, including our belief that our total full-year revenues will be in the range of $6.0 to $7.0 million

•             the nature and amount of concentration of customers for SCR-Tech

•             the effectiveness of testing of regenerated and cleaned SCR modules by independent third parties and the effect of such testing on revenue recognition

•             our investment in, and expenses for, research and development

•             sources and amounts of our revenues and the timing of revenue recognition

•             the level, amount and consistency of our revenues

•             our ability to generate cash and the sufficiency of existing cash and cash equivalents

•             our funding requirements and potential sources of funding

•             predictions as to the amount and nature of anticipated losses and use of our cash and whether we will achieve profitability

•            cash consumption, including our estimate of total cash consumption for 2006, including the impact of non-operating activities, ranging between $2.0 million and $3.0 million

•             our anticipated SG&A and capital expenditures, including our belief that future capital expenditures are anticipated to be required primarily for the expansion of production capacity at SCR-Tech

•             our belief that we expect to spend up to $1.5 million during the next 12-15 months to invest in equipment and facilities to maintain and increase capacity to meet our anticipated needs

•             our liquidity and the effect or our actions on our liquidity

•             the amount and  impact of interest income and expense

•             the level and amount of our expenses

•             predictions as to when we may incur material income taxes

•             the financial effect of the sale of our Gilbert, Arizona facility

•             the financial effect of the sale of our Xonon Cool Combustion technology and gas turbine assets to Kawasaki Heavy Industries, Ltd.

•             the financial effect of the sale of diesel fuel processing technology and assets to Eaton Corporation

•             the timing and anticipated number of terminations of employees in connection with the sale of our diesel fuel processing assets to Eaton Corporation, including the amount of one-time termination benefits and related costs and the timing of payment of such benefits and costs

•            the timing of our adoption of recent accounting standards and the impact of such standards on our financial statements

•            critical accounting policies and the effect of such policies on our financial statements

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in “Risks That Could Affect Our Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-QSB.

Overview

Catalytica Energy Systems, Inc. (“Catalytica Energy,” the “Company,” “we,” “us” or “our”) was incorporated in Delaware in 1995 as a subsidiary of Catalytica, Inc.  Catalytica Energy operated as part of Catalytica, Inc.’s research and development group from inception through the date of its incorporation as a separate entity.  In December 2000, Catalytica Advanced Technologies, Inc., another subsidiary of Catalytica Inc., was merged into us, and the combined entity was spun out from Catalytica, Inc. as Catalytica Energy Systems, Inc., a separate, stand-alone public company.  In February 2004 we acquired SCR-Tech, LLC (“SCR-Tech”) which broadened our product and service offerings to include the emissions control market for coal-fired power plants.

We provide innovative products and services to meet the growing demand for clean energy production, with a focus on cost-effective emissions control solutions for the coal-fired power generation industry.  Through our SCR-Tech subsidiary, we offer a variety of services for coal-fired power plants that use SCR systems to reduce NOx emissions. These services include SCR catalyst management, cleaning and regeneration, as well as consulting services to help power plant operators optimize efficiency and reduce overall NOx compliance costs (collectively “SCR Catalyst and Management Services”).

Until recently, our business activities also included the design, development, manufacture and servicing of advanced products based on our proprietary catalyst and fuel processing technologies to offer cost-effective solutions for reducing emissions from natural gas-fired turbines and diesel engines used in power generation and transportation applications.   In connection with various restructuring activities and initiatives over the past year to divest of non-revenue generating businesses, assets and technologies, and to maintain financial viability by reducing costs, we sold in September 2006 our catalytic combustion technology and associated gas turbine assets to Kawasaki Heavy Industries, Ltd. (“Kawasaki”), and subsequently sold on October 25, 2006 our diesel fuel processing technology and associated assets to Eaton Corporation.  We have been conducting our business through the following two business segments:

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

Included in our CBTS segment is our Xonon Cool Combustion® catalytic combustion technology for gas turbines.  In 2005, we ceased development and commercialization activities associated with this technology.  On September 29, 2006, we completed the sale of the technology and associated gas turbine assets to Kawasaki.  Details of that sale transaction are provided under the “Gain(Loss) on Sale/Disposal of Assets” caption within the Comparison of the three and nine-month periods ended September 30, 2006 and 2005 section below.

Also included in our CBTS segment is our diesel fuel processing technology designed to facilitate a significant reduction in particulate matter and NOx emissions from mobile, stationary and off-road diesel engines by improving the performance of diesel particulate filters and NOx adsorber catalyst systems.  On October 25, 2006 we completed the sale of the technology and associated assets to Eaton.  Details of that sale transaction are provided under the “Gain(Loss) on Sale/Disposal of Assets” caption within the Comparison of the three and nine-month periods ended September 30, 2006 and 2005 section below.

In connection with the closing of the sales to Kawasaki and Eaton, we are no longer conducting business activities associated with emissions control solutions for gas turbines or diesel engines.

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

Revenues from Research and Development Contracts

Research and development revenues are earned as contractual services are performed and are recognized in accordance with contract terms, principally based on reimbursement of a percentage of total costs and expenses incurred.  We rely on general revenue recognition guidance, as prescribed in SAB 104, to determine whether persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collection is reasonably assured.  No amounts recognized as revenue are refundable.

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

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”.  Purchase prices of acquired businesses that are accounted for as purchases have been allocated to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired were allocated to goodwill. Pursuant to SFAS No. 142, goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. Other intangible assets that have finite useful lives, including patents, trademarks, trade secrets and other purchased technology, were recorded at fair value at the time of the acquisition, and are carried at such value less accumulated amortization.  We amortize these intangible assets on a straight-line basis over their useful lives, estimated at ten years.

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

Results of Operations

The following summary presents the results of operations by comparable period for the three and nine-months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Change	2006	2005	Change

Revenues
SCR catalyst & management services	$1,368	$427	$941	$5,304	$1,353	$3,951
Research and development	—	441	(441)	—	1,575	(1,575)
Total revenues	1,368	868	500	5,304	2,928	2,376

Costs and expenses:
Cost of revenues	1,139	1,376	(237)	3,555	3,738	(183)
Research and development	849	2,112	(1,263)	3,890	5,789	(1,899)
Selling, general and administrative	1,799	2,308	(509)	5,638	5,757	(119)
Total costs and expenses	3,787	5,796	(2,009)	13,083	15,284	(2,201)

Operating loss	(2,419)	(4,928)	(2,509)	(7,779)	(12,356)	4,577

Interest and other income	236	280	(44)	1,098	1,004	94
Interest expense	(11)	(169)	158	(108)	(489)	381
Gain(loss) on sale/disposal of assets	2,874	(35)	2,909	2,853	(39)	2,892

Net income(loss)	$680	$(4,852)	$5,532	$(3,936)	$(11,880)	$7,944

Comparison of the three and nine-month periods ended September 30, 2006 and 2005

Revenues.  SCR Catalyst and Management Services revenues result primarily from catalyst cleaning and regeneration services.  Additionally, the Company provides SCR catalyst management and consulting services, including catalyst inspection, performance testing and analysis, catalyst specification, and computer simulation to help power plant operators improve their SCR system performance and achieve cost-effective NOx compliance.  We expect SCR Catalyst and Management Services to be the primary component of revenue for the foreseeable future.  However, this revenue is project-based, and as such, the timing of those revenues varies from period-to-period.

Historically, research and development (“R&D”) revenues primarily included revenues generated from R&D contracts funded by gas turbine manufacturers and government sources for fuel processor, diesel and gas turbine technology development.  These R&D contracts provided for partial recovery of our direct and indirect costs.  Although we may pursue funded research programs in the area of SCR Catalyst and Management Services, we received no such funding in the nine-month period ended September 30, 2006.  We cannot ensure we will receive any R&D funding in the future.

SCR Catalyst and Management Services revenue increased to $1,368,000 during the three-month period ended September 30, 2006 from $427,000 in the corresponding period of 2005.  This increase was primarily driven by work associated with three cleaning and regeneration contracts in 2006 as compared to one such contract in the third quarter of 2005.  The increase is reflective of increased sales activity along with increased market opportunity.

We generated no R&D revenue in the three-month period ended September 30, 2006 as compared to $441,000 in the corresponding period of 2005.  The revenue generated in 2005 primarily related to a Department of Energy (“DOE”) fuel processing program that concluded in 2005.

SCR Catalyst and Management Services revenues increased to $5,304,000 during the nine-month period ended September 30, 2006 from $1,353,000 in the corresponding period of 2005 and represented a 292% increase over such revenues for the corresponding period of 2005.  The magnitude of the increase is reflective of increased sales activity beginning in mid-2005 along with the evolution of the SCR cleaning and regeneration market.  During the nine-month period ended September 30, 2006, our largest customer represented 45% of our revenue and our largest five customers represented 92% of our revenue.

We generated no R&D revenue in the nine-month period ended September 30, 2006 as compared to $1,575,000 in the corresponding period of 2005.  The revenue generated in 2005 primarily related to a DOE fuel processing program that concluded in 2005, along with other programs primarily related to our diesel emissions programs.

Revenue backlog, which is defined as firm written commitments for work to be performed and deferred revenue expected to be recognized as revenue within 18 months, was approximately $3,104,000 for SCR Catalyst and Management Services as of September 30, 2006, including $50,000 of deferred revenues.  Revenue backlog was approximately $1,818,000 for SCR Catalyst and Management Services as of September 30, 2005, including $335,000 of deferred revenues.  A significant portion of the 2006 backlog may not be recognized as revenue until 2007, due to delays in delivery and billing resulting from customer scheduling requirements.  Further, it is anticipated that additional revenues may be recognized in 2006 from orders received in the last three months of 2006.

We believe our total full-year revenues will be in the range of $6.0 to $7.0 million, based upon the current level of sales activity for SCR Catalyst and Management Services.  However, such expectations are subject to the timing of revenue recognition associated with various projects at SCR-Tech and the other uncertainties regarding our business as described herein.  With respect to revenues generated from R&D contracts, we do not expect any revenues for 2006.  Accordingly, we anticipate that SCR Catalyst and Management Services revenues will constitute all of our revenues in 2006.

Cost of Revenues.  Cost of revenues attributable to SCR Catalyst and Management Services (“SCMS”) is comprised largely of fixed costs and includes direct labor, plant management wages, fringe benefits, the cost of replacement modules sold, facility rent, utilities, chemicals, depreciation, supplies and third party consulting services, and are expensed as incurred.

Expenses relating to government and OEM funded R&D programs are also classified as cost of revenues.  Expenses relating to internally funded programs are classified as R&D expenses. Accordingly, shifts in effort between government and OEM funded programs, versus internally funded programs, produce period-to-period variances in cost of revenues and R&D expenses. Cost of revenues relating to R&D contracts consists of direct expenses including direct labor, fringe benefits, travel, consulting and other third party professional services, supplies and R&D overhead, and is expensed as incurred.  R&D overhead is applied to government and OEM funded programs based on total non-direct program expenses incurred as a percentage of direct program expenses.

Cost of revenues decreased $237,000 during the three-month period ended September 30, 2006, as compared to the corresponding period of 2005, as a result of a decrease in costs associated with R&D programs and an increase in costs associated with SCMS.  R&D program charges decreased as a result of $625,000 of government and OEM funded R&D program expenses being included in 2005 while no such expenses were included in 2006 due to the absence of any such programs in 2006.  SCMS expenses increased to $1,140,000 for the third quarter of 2006 as compared to $752,000 for the corresponding period of 2005 due to increased sales in 2006.

Cost of revenues decreased $183,000 during the nine-month period ended September 30, 2006, as compared to the corresponding period of 2005, as a result of a decrease in costs associated with R&D programs and an increase in costs associated with SCMS.  R&D program charges decreased as a result of $1,791,000 of government and OEM funded R&D program expenses being included in 2005 while no such expenses were included in 2006 due to the absence of any such programs in 2006.  SCMS expenses increased to $3,555,000 for the first three quarters of 2006 as compared to $1,947,000 for the corresponding period of 2005 due to increased sales in 2006.

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

R&D expenses decreased $1,263,000 during the three-month period ended September 30, 2006 compared to the corresponding period of 2005 as a result of the overall reduction in R&D activity and staffing associated with the termination of the Company’s diesel retrofit and DOE fuel processor programs along with the cessation of development efforts associated with our Xonon Cool Combustion product for gas turbines during 2005.  In addition, $600,000 was reimbursed from Eaton related to program expenses associated with diesel fuel processing development efforts incurred during the third quarter while negotiations for the sale of the Company’s diesel fuel processing assets and intellectual property were taking place.  R&D expense decreases between comparative periods included approximately $877,000 of personnel-related costs and $138,000 of supplies.  Further, depreciation decreased $365,000 due to impairment write-downs taken in 2005 in connection with the termination of the aforementioned mentioned programs and due to the sale of equipment, furniture and our Gilbert facility during the third quarter of 2006, which resulted in a lower depreciable asset base in 2006 as compared to 2005.  These decreases were partially offset by the existence of government and OEM-funded R&D programs in 2005, which resulted in $625,000 of R&D expenditures being reported as cost of revenues in 2005 versus none in 2006 due to the absence of any such programs in 2006, and a $178,000 increase in consulting fees largely incurred in connection with the sale of the Company’s gas turbine technology in 2006.

R&D expenses decreased $1,899,000 during the nine-month period ended September 30, 2006 compared to the corresponding period of 2005, also as a result of termination of R&D programs and cessation of Xonon Cool Combustion development efforts.  In addition to expense reductions resulting from the $600,000 expense reimbursement from Eaton for third quarter diesel fuel processing development efforts, the net decrease included decreases of approximately $1,772,000 of personnel-related costs and $531,000 of supplies.  Depreciation decreased $531,000 due to impairment write-downs and asset sales and disposals in 2005 and 2006.  Further, outside contracted services decreased $110,000 and allocated facilities and information technology overhead expenses decreased $248,000 due to the decline in R&D activity and staffing reductions.  These decreases were partially offset by the existence of government and OEM funded R&D programs in 2005, which resulted in $1,791,000 of R&D expenditures being reported as cost of revenues in 2005 versus none in 2006 due to the absence of any such programs in 2006, and a $203,000 increase in patent-related legal costs largely incurred in connection with the sale of the Company’s gas turbine and diesel fuel processing technologies in 2006.

We expect total R&D expenses, including those classified as cost of revenues, will remain well below 2005 levels for the balance of 2006 due to reduced staffing and fewer active research programs.  Due to the sale of assets to Kawasaki and Eaton, the Company does not expect to incur additional R&D expenses associated with emissions control solutions for gas turbines or diesel engines after 2006.

Selling, General and Administrative (“SG&A”) Expenses.  SG&A includes compensation, benefits and related costs of corporate functions, which include management, business development, marketing, human resources, sales and finance, and un-allocated facilities and IT costs.

SG&A expenses decreased $509,000 during the three-month period ended September 30, 2006 compared to the corresponding period of 2005.  Personnel-related expenses decreased $688,000 primarily due to staffing reductions in our CBTS segment during 2005 and 2006, partially offset by a $66,000 increase in stock compensation expense related to the adoption of SFAS No. 123(R) in 2006.  This net decrease was partially offset by an $87,000 increase in legal fees associated with the sale of the Company’s gas turbine and diesel fuel processing technologies in 2006.

SG&A expenses decreased $119,000 during the nine-month period ended September 30, 2006 compared to the corresponding period of 2005.  Personnel-related expenses decreased $1,028,000 primarily due to staffing reductions in our CBTS segment during 2005 and 2006, partially offset by a $210,000 increase in stock compensation expense related to the adoption of  SFAS No. 123(R) in 2006 and a $340,000 increase in SCR-Tech personnel-related costs resulting from increased staffing levels in 2006.  Recruiting fees decreased $113,000 due to fees incurred during 2005 related to SCR-Tech staffing increases which were not incurred in 2006.  These decreases were partially offset by expense increases resulting from a $248,000 reduction in facilities and information technology overhead expenses allocated to R&D related to overall staffing and expense base reductions.  In addition, 2005 SG&A expenses reflect a credit from the collection of a previously written-off note in the amount of $186,000.

We expect SG&A expenses for the fourth quarter of 2006 to remain relatively flat as compared to the third quarter of 2006 as our reduced personnel and facilities expenses are offset by termination costs.

Interest and Other Income.  Interest income is generated from money market and short-term investments.  Other income consists of rental income generated from leasing certain portions of our Gilbert, Arizona building, which we sold in July 2006.

Interest and other income decreased $44,000 during the three-month period ended September 30, 2006 compared to the corresponding period of 2005.  This decrease was primarily due to the termination of the leased portions of our Gilbert, Arizona building at the end of July 2006.

Interest and other income increased $94,000 during the nine-month period ended September 30, 2006 compared to the corresponding period of 2005.  This increase was primarily due to improved yields on money market and short-term investments and higher invested cash balances resulting from investment of the proceeds from the sale of our Gilbert, Arizona building, partially offset by the termination of lease income from our Gilbert, Arizona building at the end of July 2006.

We expect interest income to increase in the fourth quarter of 2006 due to higher invested cash balances resulting from investment of the proceeds from the sale of our Gilbert, Arizona building in July 2006, the sale of our small gas turbine technology in September 2006 and the sale of our diesel fuel processing technology in October 2006.  We do not anticipate other income in the fourth quarter of 2006 as a result of the termination of the lease portions of our Gilbert, Arizona building.

Interest Expense. Interest expense reflects amounts incurred under long-term debt and capital lease obligations.

The decrease in interest expense during the three and nine-month periods ended September 30, 2006 compared to the corresponding periods of 2005 results from the settlement of our remaining SCR-Tech acquisition liability in December 2005 and the sale of our Gilbert, Arizona building in July 2006.

Interest expense in the first three quarters of 2006 primarily relates to the mortgage on our Gilbert, Arizona building which was sold in July 2006.  Accordingly, interest expense for the remainder of 2006 is expected to be insignificant.

Gain(Loss) on Sale/Disposal of Assets. Gain(Loss) on sale or disposal of assets reflects gains or losses incurred in the disposal or sale of assets, primarily related to fixed assets and inventory.

The increase in gain on sale or disposal of assets during the three and nine-month periods ended September 30, 2006 compared to the corresponding periods of 2005 results from the sale of our Gilbert, Arizona facility and the sale of our catalyst combustion technology and related assets in the third quarter of 2006.

In September 2006, we completed the sale of our headquarters and manufacturing facility and certain personal property located in Gilbert, Arizona.  Under terms of the sale, we received gross proceeds of $4,840,000.  After payoff of the approximately $2,870,000 loan securing the building, payment of our share of various closing costs, related expenses and commissions, and base rent to lease space at the facility through October 2006, we received net proceeds of approximately $1,850,000.  Approximately $660,000 gain was recorded on the sale.

In September 2006, we completed the sale of our Xonon Cool Combustion® catalytic combustion technology and associated gas turbine assets, consisting primarily of inventory, for $2,100,000.  Approximately $2,034,000 gain was recorded on the sale.

Income Taxes.  No benefit from income taxes was recorded on the losses incurred during the nine-month periods ended September 30, 2006 and 2005 because the expected benefit, computed by applying statutory tax rates to the net loss, was offset by an increase in the valuation allowance for deferred tax assets due to the uncertainty of future taxable income that would allow us to realize deferred tax assets generated from our losses.   We do not believe we will incur any material income taxes in the foreseeable future.

Net Income(Loss).  The three-month period ended September 30, 2006 was positively impacted by gains on the sale of assets totaling $2,874,000 including the sale of our Gilbert, Arizona facility, the sale of our gas turbine combustion technology and related assets, and the sale of other property and equipment.  This compares to a corresponding loss of $35,000 for the disposal of equipment in the quarter ended September 30, 2005.  The gain of $2,874,000 in the three-month period ended September 30, 2006 was the primary reason we achieved positive income of $680,000 during the quarter.  Our operating loss during the quarter was $2,419,000.  Thus, the performance during the quarter will not be indicative of results in future quarters.

Our ability to achieve positive income during future quarters will be dependent on the level of our SCR Catalyst and Management Services  (“SCMS”) revenues and our ability to control costs incurred while generating these revenues.  The level of SCMS revenues will depend on the level of demand for SCMS and the timing of recognition of revenues with respect to the performance of those services.  The level of demand for our SCMS will depend on numerous factors, including the rate of growth, if any, in the market for SCR catalyst regeneration as opposed to the purchase of new SCR Catalyst, the pricing of new SCR Catalyst versus our cost of regenerating SCR Catalyst, the quantity of SCR Catalyst required by utilities to meet their regulatory obligations and the time periods during which utilities are required to operate with SCR catalyst during each calendar year, the entry of competitors into the market for SCMS, the level of and changes in government regulation, our ability to meet customer demand on a timely basis, our ability to operate our facilities in an efficient and consistent manner, our ability to retain skilled employees to provide our services, and other factors described herein, many of which are beyond our control.

Liquidity and Capital Resources

Prior to our spin-off in December 2000, Catalytica, Inc. made a $50.0 million cash investment in our Company. Additionally, in August 2001, we received net proceeds of $47.7 million from a public offering of our common stock.  Through September 30, 2006, we used the proceeds from the capital contribution and our public offering primarily to fund our ongoing research and development efforts associated with our diesel emissions reductions solutions and the commercialization of our Xonon Cool Combustion technology for gas turbine applications, the purchase of our commercial manufacturing and administrative facility in Gilbert, Arizona and other capital expenditures, the purchase of SCR-Tech, funding our continuing losses, and for general corporate purposes.  During the third quarter of 2006, we sold our Xonon Cool Combustion technology for gas turbine applications (the “Gas Turbine Assets”) and sold our Gilbert, Arizona facility as part of our initiatives to divest of non-revenue generating businesses, assets and technologies, and maintain financial viability by reducing costs. Consistent with this strategy, in October 2006, we sold our diesel fuel processing technology and assets (the “Diesel Technologies”) and Eaton agreed to assume certain liabilities in connection therewith, including the lease of our research and development facilities in Mountain View, California (the “Mountain View Lease”).

Our total cash, cash equivalents and short-term investments was approximately $19.8 million at September 30, 2006 compared to approximately $21.3 million at December 31, 2005.  Other items included in working capital, i.e. accounts receivable, inventory, trade payables and accrued liabilities, are not significant in evaluating the Company’s liquidity and capital resources at September 30, 2006.

Significant sources of cash generated during this nine-month period included the sale of our Gas Turbine Assets for gross proceeds of $2.1 million and the sale of our Gilbert, Arizona facility and certain assets for approximately $4.8 million.  Significant uses of cash during this nine-month period included our cash used for operations of approximately $5.5 and the payment of approximately $2.9 million debt associated with the Gilbert, Arizona facility.

Our net decrease in cash, cash equivalents and short-term investments (“Cash Consumption”) was approximately  $1.5 million for the nine-months ended September 30, 2006.  This compares to a Cash Consumption of approximately $9.4 million for the nine-months ended September 30, 2005.

We have no special purpose entities or off balance sheet financing arrangements, commitments, or guarantees other than certain long-term operating lease agreements for our office, production and warehouse facilities which approximates $385,000 per year.

Historically, our near-term capital requirements depended on numerous factors, including but not limited to our product development and commercialization activities, the timing and level of third-party research and development funding, market acceptance of our products and our rate of sales growth.  However, as a result of the sale of our Gas Turbine Assets and the sale of the Diesel Technologies, effective October 26, 2006 we no longer have a Catalyst-Based Technology Solutions segment and no longer invest significant funds in research and development activities.  Under the terms of the sale of our Diesel Technologies, we received $2.4 million in gross cash proceeds in October 2006 from Eaton, together with an additional $700,000 in connection with the sale and related expenses, $400,000 of which was received during the third quarter, and $300,000 of which was received during the fourth quarter.  Eaton also assumed our Mountain View Lease.  The Company incurred approximately $300,000 in total sales commissions and related closing expenses and expects to incur approximately $1 million in one-time termination benefits during the fourth quarter of 2006 in connection with the sale.  As a result, we estimate that our total Cash Consumption for 2006, including the impact of non-operating activities, will range between $2.0 million and $3.0 million.

Capital expenditures in the nine months ended September 30, 2006 were $0.2 million compared to $0.3 million for the nine-months ended September 30, 2005.   Future capital expenditures are anticipated to be required primarily for the expansion of production capacity at SCR-Tech.  We currently anticipate spending up to $1.5 million during the next 12-15 months to invest in equipment and facilities to maintain and increase capacity to meet our anticipated needs.  If our SCR Catalyst and Management Services business expands significantly, we may require substantial additional capital expenditures beyond 2007, including additional plant expansion or location of a second regeneration facility at a different geographic location.  The timing and amount of any capital expenditures will depend on a number of factors, including demand for our products and services, changes in industry and market conditions, product mix and competitive factors.

We believe our available cash, cash equivalents and short-term investments (“Cash”) in the amount of $19.8 million as of September 30, 2006 will provide sufficient capital to fund operations as currently conducted until at least December 31, 2008.  Beyond December 31, 2008, our cash requirements will depend on many factors, including but not limited to the market acceptance of our product and service offerings, the ability of SCR-Tech to generate significant cash flow, the rate of expansion of our sales and marketing activities, the rate of expansion of our production capacity, our ability to manage SG&A expenditures, and the timing and extent of SCR-Tech related research and development projects.

In addition, we may enter into mergers, acquisitions or other strategic arrangements which could require the use of cash, reducing our available capital prior to December 31, 2008, or which could require additional equity or debt financing.  The nature and amount of any such financing or the use of any capital in any such transaction cannot be predicted and will depend on the terms and conditions of the particular transaction.

Other Capital Commitments

In March 2002, we received a term loan of $3,010,000 from the Arizona State Compensation Fund. Proceeds of this loan were applied to the purchase of a 43,000 square foot manufacturing and administrative facility in Gilbert, Arizona. In August 2004, the remaining $2,940,254 principal balance on this loan was refinanced with a five-year term loan which bore interest at a fixed annual rate of 6.5% and had a maturity of April 2009. Under the terms of the refinanced loan, payments of principal and interest totaling $19,105 were due monthly with a final principal payment of $2,737,228 due at maturity. This loan was secured by a deed of trust in the acquired real property.

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

We have incurred significant losses since inception and we may never achieve sustained profitability.

     We incurred losses of $3,936,000 and $13,466,000 for the nine-month period ended September 30, 2006 and for the year ended December 31, 2005, respectively.  For the three-month period ended September 30, 2006, we recorded income of $680,000, as a result of one-time gains from the sale of our former corporate headquarters in Gilbert, Arizona and the sale of our Xonon Cool Combustion gas turbine technology and associated gas turbine assets.  As of September 30, 2006, we had an accumulated deficit of $142,419,000.

We exited our mobile diesel retrofit program in September 2005, sold our Gas Turbine Assets to Kawasaki in September 2006 and sold our diesel fuel processing technology and assets to Eaton Corporation in October 2006.  We incurred significant losses in all of those operations. Although our sole remaining business, SCR-Tech, generated a profit on a stand-alone basis for the nine-month period ended September 30, 2006, it has historically not been profitable.  No assurance can be given that SCR-Tech will be able to generate significant SCR management services revenues or SCR catalyst cleaning and regeneration services revenues or that SCR-Tech will be profitable in any future period.  Thus, there can be no assurance that Catalytica Energy will ever reach sustained profitability.

SCR-Tech has a limited operating history.

SCR-Tech has completed only a limited number of SCR cleaning and regeneration projects since it commenced commercial operations in March 2003.  Thus SCR-Tech does not have a long-term operational history to determine whether it can successfully operate its business under differing environments and conditions or at any level of sustained profitability.

The size of the market for SCR-Tech’s business is uncertain.

SCR-Tech offers SCR catalyst cleaning, rejuvenation and regeneration, as well as SCR system management and consulting services.  The size and growth rate for this market will ultimately be determined by a number of factors, including environmental regulations, the growth in the use of SCR systems to reduce NOx and other pollutants, the length of operation of SCR systems without the need for cleaning, the differences, if any, in the accounting and rate-base effect of using regenerated SCR catalyst as compared to new SCR catalyst as adopted or approved by applicable federal and state regulatory authorities, rejuvenation or regeneration, the expansion of warranty coverage from SCR catalyst OEMs, the cost of new SCR catalyst, and other factors, most of which are beyond the control of SCR-Tech. There is limited historical evidence in North America as to the cycle of replacement, cleaning and regeneration of SCR catalyst so as to accurately estimate the potential growth of the business.  In addition, the number of times a catalyst can be regenerated is unknown, which also may affect the demand for regeneration in lieu of purchasing new catalyst.  Any delay in the development of the market could significantly and adversely affect the value of SCR-Tech.

SCR-Tech may be subject to vigorous competition with very large competitors that have substantially greater resources and operating histories.

Although there does not appear to be a direct competitor in the business of SCR catalyst regeneration in North America, we are aware of at least one other company, Enerfab, Inc. (which uses a process developed by Envirgy/Integral), providing SCR catalyst management, rejuvenation and cleaning services.  Steag, LLC also has indicated its intention to enter the regeneration market.  There also are a number of SCR catalyst manufacturers with substantial parent companies that may seek to maintain market share by significantly reducing or even eliminating all profit margins.  These companies include Cormetech Inc. (owned by Mitsubishi Heavy Industries and Corning, Inc.), Argillon GmbH (formerly Siemens), BASF / CERAM,  Haldor-Topsoe, Inc. and Hitachi America. Further, if the SCR catalyst regeneration market expands, competitors could emerge.  In addition, if the intellectual property protection acquired by us becomes weakened, competition could more easily develop.

If we are unable to protect our intellectual property, or our intellectual property protection efforts are unsuccessful, others may duplicate our technology.

We rely on a combination of patents, trademarks, copyrights and trade secret laws and restrictions on disclosure to protect our intellectual property rights.  Our ability to compete effectively will depend, in part, on our ability to protect our proprietary technology, systems designs and manufacturing processes.  The ability of others to use our intellectual property could allow them to duplicate the benefits of our products and reduce our competitive advantage.  We do not know whether any of our pending patent applications will issue or, in the case of patents issued, that the claims allowed are or will be sufficiently broad to protect our technology or processes.  Further, a patent issued covering one use of our technology may not be broad enough to cover uses of that technology in other business areas.  In this regard, a significant portion of the patents relied upon by SCR-Tech were acquired from third parties.  Even if all our patent applications are issued and are sufficiently broad, they may be challenged or invalidated.  We could incur substantial costs in prosecuting patent and other intellectual property infringement suits and defending the validity of our patents and other intellectual property.  While we have attempted to safeguard and maintain our property rights, we do not know whether we have been or will be completely successful in doing so.  These actions could place our patents, trademarks and other intellectual property rights at risk and could result in the loss of patent, trademark or other intellectual property rights protection for the products, systems and services on which our business strategy partly depends.

We rely, to a significant degree, on contractual provisions to protect our trade secrets and proprietary knowledge.  These trade secrets cannot be protected by patent protection.  These agreements may be breached, and we may not have adequate remedies for any breach.  Our trade secrets may also be known without breach of such agreements or may be independently developed by competitors.

Third parties may claim that we are infringing their intellectual property, and we could suffer significant litigation or licensing expenses or be prevented from selling products and services if these claims are successful.

Our competitors may independently develop or patent technologies or processes that are equivalent or superior to ours.  In recent years, there has been significant litigation involving patents and other intellectual property rights in many technology-related industries and we believe our industry has a significant amount of patent activity. Third parties may claim, that the technology or intellectual property that we incorporate into or use to develop, manufacture or provide our current and future products, systems or services infringe, induce or contribute to the infringement of their intellectual property rights, and we may be found to infringe, induce or contribute to the infringement of those intellectual property rights and require a license to use those rights. We may also be required to engage in costly efforts to design our products, systems and services around the intellectual property rights of others.  The intellectual property rights of others may cover some of our technology, products, systems and services.  In addition, the scope and validity of any particular third party patent may be subject to significant uncertainty.

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

SCR-Tech offers SCR catalyst cleaning, rejuvenation and regeneration, as well as SCR system management and consulting services to coal-fired power plants.  Some of the utilities operating these plants are exceptionally large and operate a number of such power plants.  Thus, one or more large utilities could provide a very large order or orders to SCR-Tech which likely would result in one or more such utilities providing most of the orders and revenues for SCR-Tech for a particular quarterly or annual period. In the first nine months of 2006, one customer represented approximately 45% of our revenue and five customers represented approximately 92% of our revenue for such period.  Although such large orders could prove extremely beneficial to SCR-Tech by providing a large and consistent source of orders and revenues without the expense of marketing to a number of smaller customers, SCR-Tech could become highly dependent on a small number of large utilities for its business.  In such event, the loss of a particular customer would have a much greater adverse effect on SCR-Tech than the loss of a smaller customer.  This also may result in significant swings in orders and revenues on a quarterly basis.  SCR-Tech cannot at this time determine the likelihood or extent of such future customer concentration.

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

We may be required to make unexpected capital expenditures to expand SCR-Tech’s production facilities or for other purposes.

SCR-Tech does not own its regeneration site; instead it leases it from Clariant Corporation, the U.S. subsidiary of a Switzerland-based public company.  We believe this site is sufficient to meet SCR-Tech’s anticipated production requirements for 2006 and 2007.  However, orders for SCR regeneration services have increased significantly in recent quarters, and it is possible that SCR-Tech’s current facilities may prove inadequate to meet unanticipated increased demand for regeneration services.  Although we believe SCR-Tech’s current site allows for building additional regeneration facilities, including a doubling of current capacity, such construction could require significant capital expenditures, necessary permitting and time for construction.  There can be no assurance that SCR-Tech could meet the demands of a rapid increase in orders in a timely manner.  Any failure to timely fulfill such orders could have an adverse impact on SCR-Tech’s business.

 Although we believe our available cash and short-term investments of approximately $19,791,000 at September 30, 2006 is sufficient to fund any currently anticipated capital requirements for SCR-Tech and to otherwise fund our current operations through 2008, there can be no assurance that we will not require additional capital, especially if we find it necessary to develop an additional site for SCR-Tech.

Certain of SCR-Tech’s capital equipment is unique to our business and would be difficult and expensive to repair or replace.

Certain of the capital equipment used in the services performed by SCR-Tech has been developed and made specifically for us and would be difficult to repair or replace if it were to become damaged or stop working.  In addition, certain of our equipment is not readily available from multiple vendors.  Consequently, any damage to or breakdown of our equipment at a time we are regenerating large amounts of SCR catalyst at SCR-Tech may have a material adverse impact on our business.

SCR-Tech does not own its regeneration facilities and it is subject to risks inherent in leasing the site of its operations.

SCR-Tech does not own its regeneration site; instead it leases it from Clariant Corporation.  Although we believe the lease terms are favorable, the dependence on Clariant and the site could subject SCR-Tech to increased risk in the event Clariant experiences financial setbacks or loses its right to operate the site upon which SCR-Tech leases property.  This risk is heightened because of the fact the site is a Federal Superfund site (under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), which increases the risks that the site ultimately could be shut down or that Clariant will be financially unable to continue its ownership of the site.  It may be difficult to relocate to another site on a timely or cost-effective basis, and SCR-Tech’s business could be negatively impacted by any problems with continuing to conduct its operations at its current site.

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

Significant price increases in key materials may reduce SCR-Tech’s gross margins and profitability of SCR-Tech’s regeneration of SCR Catalyst.

The prices of various chemicals used to regenerate SCR Catalyst can be volatile. If the long-term costs of these materials were to increase significantly, we would attempt to reduce material usage or find substitute materials.  If these efforts were not successful or if these cost increases could not be reflected in our price to customers, then our gross margins and profitability of regenerating SCR Catalyst would be reduced and our ability to operate SCR-Tech profitably could be compromised.

Risks of purchasing used SCR catalyst.

SCR-Tech’s primary business involves the cleaning and regenerating of customer-owned SCR catalyst.  In certain instances, however, SCR-Tech may purchase used or “spent” catalyst from utilities for regeneration, as when, for example, a utility wishes to avoid the costs and potential hazardous waste issues associated with the disposal of used or “spent” catalyst.  SCR-Tech may purchase SCR catalyst for a nominal sum and then regenerate such catalyst for immediate sale, or may purchase spent SCR catalyst on an opportunistic basis for future regeneration and sale.  The purchase of spent SCR catalyst involves potential risks to SCR-Tech.  For example, spent SCR catalyst includes significant hazardous waste, and unlike the regeneration of customer-owned SCR catalyst, the purchase of spent SCR catalyst requires SCR-Tech to take ownership or “title” to the SCR catalyst, which may potentially increase SCR-Tech’s environmental risk exposure.  Furthermore, if SCR-Tech cannot find a customer to purchase the regenerated catalyst, then SCR-Tech must either store the spent catalyst, subject to the inherent risk of holding catalyst which has not been regenerated and contains hazardous waste, or incur significant costs to dispose the spent catalyst in a manner which complies with the strict requirements of applicable environmental laws.  In addition, the sale of SCR catalyst may expose SCR-Tech to risks not inherent in the cleaning and regeneration of SCR catalyst, including product liability claims.  It is unclear as to the amount of SCR catalyst which SCR-Tech may purchase, but it is possible such purchases ultimately may be substantial, and may significantly increase the risk profile of SCR-Tech’s business.

If we are unable to attract or retain key personnel, our ability to manage our business could be harmed.

Currently our management team is responsible for the operations of our SCR services business and exploring and evaluating potential acquisitions and other strategic opportunities.  In light of employee headcount reductions over the past few years, including management level employees, and the increasing number of Federal and NASDAQ securities regulatory requirements, substantial additional burdens have been placed on our management.  If Robert Zack, our CEO and CFO, were to depart, we would be required to find both a CEO and CFO to assume his duties.  We are also dependent on Bill McMahon, the President of SCR-Tech, for the management of the operations of that business.  It may prove difficult for current management to successfully operate these differing areas and meet the demands and requirements of our diverse business activities.  Our future success will therefore depend on attracting and retaining additional qualified management and technical personnel.  No assurance can be given that management resources will be sufficient to address current and future business activities or that we will not be required to incur substantial additional expenses to add to our management capabilities.  Further, our inability to hire qualified personnel on a timely basis, or the departure of any key employee, could harm our expansion and commercialization plans.

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

We have indemnified Kawasaki Heavy Industries and Eaton Corporation for certain matters in connection with the sale of our Gas Turbine Assets and our Diesel Technologies and we may be subject to other liabilities from our activities prior to these sales.

In September 2006 we sold our Gas Turbine Assets to Kawasaki.  Although this sale resolved all potential prior claims with Kawasaki and its affiliates, we agreed to indemnify Kawasaki for any breaches of various representations and warranties made by us to Kawasaki in connection with the sale of the Gas Turbine Assets.  These indemnities generally are limited to the purchase price of $2.1 million.  In October 2006 we sold our Diesel Technologies to Eaton, and we agreed to indemnify Eaton for any breaches of various representations and warranties made by us to Eaton in connection with the sale of the Diesel Technologies, also generally limited to the purchase price of $2.4 million.  Thus, we may be subject to claims if we breached any of these representations and warranties to Kawasaki or Eaton.  Further, we may be subject to claims from our operation of the Diesel Technologies and our diesel retrofit and gas turbine activities prior to the sales to Kawasaki and Eaton, including potential environmental, governmental and business claims.  No assurance can be given as to the amount of any such potential liability or the likelihood of any claims for such activities.

Liabilities we acquired as a result of our spin-off may have a negative effect on our financial results.

We incurred additional liabilities as a result of our spin-off from Catalytica, Inc. For example, when the business of Catalytica Advanced Technologies, Inc. (“CAT”) was combined with ours, we became responsible for the liabilities of CAT. Additionally, we have obligations under the separation agreements we entered into with Catalytica, Inc., Synotex and DSM Catalytica Pharmaceuticals, Inc. (“DSM”), the successor corporation to Catalytica, Inc. For example, we agreed to indemnify DSM for liabilities arising out of our business, the business of CAT and other liabilities of DSM not associated with the pharmaceuticals business it purchased from Catalytica, Inc., which could include, for example, potential environmental liabilities.  We are also responsible for specified potential liabilities arising out of the distribution of our common stock by Catalytica, Inc. To date, no claims have been made against us pursuant to these indemnification provisions and, at September 30, 2006, we believe the likelihood of any material claim being made against us is remote. However, if any additional liabilities materialize, our financial results could be harmed.

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

Moreover, any significant acquisition could require substantial use of our capital and may require significant debt or equity financing.  No assurance can be given as to the terms of any such financing or its effect on our liquidity and capital resources.

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

•                  announcements or cancellations of orders;

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

We expect our revenues and operating results to vary significantly from quarter to quarter. As a result, quarterly comparisons of our financial results are not necessarily meaningful and investors should not rely on them as an indication of our future performance. In addition, due to our stage of development, we cannot predict our future revenues or results of operations accurately. As a consequence, our operating results may fall below the expectations of securities analysts and investors, which could cause the price of our common stock to decline. Factors that may affect our operating results include:

•                  the status of development and rate of expansion of our SCR Catalyst and Management Services business;

•                  the volume of sales activity in our SCR Catalyst and Management Services business;

•                  the market acceptance of SCR catalyst regeneration;

•                  the cost of our raw materials and key components;

•                  warranty and service costs for products in the field;

•                  the introduction, timing and market acceptance of new products and services introduced by us or our competitors;

•                  the development of our customer relationships;

•                  general economic conditions, which can affect our customers’ capital investments and the length of our sales cycle;

•                  the timing and nature of any acquisition and any the terms and conditions of any financing in connection with such a transaction; and

•                  government regulations.

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

As of September 30, 2006, our executive officers, directors and greater than 5% stockholders controlled 60.4% of our outstanding common stock.  If these parties were to act together, they could significantly influence the election of directors and the approval of actions requiring the approval of a majority of our stockholders. The interests of our management or these investors may not always be aligned with the interests of our other stockholders.

Based on shares outstanding as of September 30, 2006, the funds managed by Metalmark Capital LLC on behalf of Morgan Stanley Capital Partners and their affiliates own 18.1% of our outstanding common stock. The Morgan Stanley Capital Partners funds also have stockholder rights, including rights to appoint directors and registration rights.  As a result, Morgan Stanley Capital Partners and its affiliates hold a substantial voting position in us and may be able to significantly influence our business.

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

ITEM 3.  CONTROLS AND PROCEDURES

(a)          Evaluation of disclosure controls and procedures.  Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”),  as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of September 30, 2006 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

10.55	(40)	Form of Option Acceleration Agreement
10.56	(43)*	Employment Letter and Change of Control Agreement between the Registrant and William McMahon
10.57	(41)	Termination Agreement between the Registrant and General Electric Company
10.58	(44)	Purchase and Sale Agreement dated April 18, 2006 between the Registrant and Wilshire Property Company, LLC
10.59	(45)	First Amendment to Purchase and Sale Agreement dated May 18, 2006 between the Registrant and Wilshire Property Company, LLC
10.60	(46)	Second Amendment to Purchase and Sale Agreement dated July 14, 2006 between the Registrant, Wilshire Property Company, LLC and 1388 North Tech Boulevard Partners LP
10.61	(46)	Lease between the Registrant and 1388 North Tech Boulevard Partners LP effective July 20, 2006
10.62	(47)	Asset Purchase Agreement dated June 30, 2006 between the Registrant, Kawasaki Heavy Industries, Ltd. and Kawasaki Gas Turbines-Americas
10.63	(48)	Form of Stock Option Agreement
10.64	(49)	License Agreement dated September 29, 2006 between the Registrant and Kawasaki Heavy Industries, Ltd.
10.65	(50)	Asset Purchase Agreement dated October 25, 2006 between the Registrant and Eaton Corporation
14.1	(42)	Code of Ethics
21.1	(43)	Subsidiaries of Registrant.
23.1	(43)	Consent of Independent Registered Public Accounting Firm.
24.1	(43)	Power of Attorney (see Signature page).
31.1	**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.
32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.

+   Confidential treatment has been granted for portions of these agreements.

*   Represents management contracts or compensatory plans for executive officers and directors.

** Filed herewith.

(1)	Incorporated by reference to exhibits filed with Catalytica, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 33-55696).
(2)	Incorporated by reference to exhibits filed with Catalytica, Inc.’s Form 10-K (File No. 0-20966) for the year ended December 31, 1994.
(3)	Incorporated by reference to exhibits filed with Catalytica, Inc.’s Form 10-K (File No. 0-20966) for the year ended December 31, 1996.
(4)	Incorporated by reference to exhibits filed with Catalytica, Inc.’s Form 10-K (File No. 0-20966) for the year ended December 31, 1997.
(5)	Incorporated by reference to exhibits filed with our Registration Statement on Form S-1 (File No. 333-44772), filed on August 29, 2000.
(7)	Incorporated by reference to exhibits filed with our Amendment No. 2 to Form S-1 (File No. 333-44772), filed on October 16, 2000.
(8)	Incorporated by reference to exhibits filed with our Amendment No. 3 to Form S-1 (File No. 333-44772), filed on November 1, 2000.
(11)	Incorporated by reference to exhibits filed with our Post-Effective Amendment No. 1 to Form S-1 (File No. 333-44772), filed on January 12, 2001.

(12)	Incorporated by reference to exhibits filed with our Form 10-K for the year ended December 31, 2000, filed on March 15, 2001.
(14)	Incorporated by reference to exhibits filed with our Registration Statement on Form S-1 (File No. 333-64682), filed on July 6, 2001.
(16)	Incorporated by reference to exhibits filed with our Amendment No. 2 to Form S-1 (File No. 333-64682), filed on August 6, 2001.
(18)	Incorporated by reference to exhibits filed with our Amendment No. 1 to Form 8-A12G/A, filed on February 6, 2002.
(19)	Incorporated by reference to exhibits filed with our Form 10-K for the year ended December 31, 2001, filed on April 01, 2002.
(26)	Incorporated by reference to exhibits filed with our Form 10-Q for the quarter ended June 30, 2003, filed on August 5, 2003.
(28)	Incorporated by reference to exhibits filed with our Form 8-K, filed on March 4, 2004.
(29)	Incorporated by reference to exhibits filed with our Form 10-K for the year ended December 31, 2003, filed on March 30, 2004.
(34)	Incorporated by reference to exhibits filed with our Form 10-Q for the quarter ended September 30, 2004, filed on November 12, 2004.
(35)	Incorporated by reference to exhibits filed with our Amendment No. 1 to Form 8-A12G/A, filed on November 22, 2004.
(36)	Incorporated by reference to exhibits filed with our Form 8-K, filed on February 4, 2005.
(37)	Incorporated by reference to exhibits filed with our Form 8-K, filed on September 28, 2005
(38)	Incorporated by reference to exhibit filed with our amended Form 8-K, filed on September 28, 2005
(39)	Incorporated by reference to the exhibit filed with our Form 8-K, filed on December 22, 2005
(40)	Incorporated by reference to the exhibit filed with our Form 8-K, filed on November 21, 2005
(41)	Incorporated by reference to the exhibit filed with our Form 8-K, filed on March 15, 2006
(42)	Incorporated by reference to exhibits filed with our Form 10-K for the year ended December 31, 2004, filed on March 30, 2005
(43)	Incorporated by reference to exhibits filed with our Form 10-K for the year ended December 31, 2005, filed on March 30, 2006
(44)	Incorporated by reference to exhibit filed with our Form 8-K, filed on April 24, 2006
(45)	Incorporated by reference to exhibit filed with our Form 8-K, filed on May 23, 2006
(46)	Incorporated by reference to exhibits filed with our Form 8-K, filed on July 24, 2006
(47)	Incorporated by reference to the exhibit filed with our Form 8-K, filed on July 5, 2006
(48)	Incorporated by reference to the exhibit filed with our Form 10QSB, filed on August 11, 2006
(49)	Incorporated by reference to the exhibit filed with our Form 8-K, filed on October 4, 2006
(50)	Incorporated by reference to the exhibit filed with our Form 8-K, filed on October 31, 2006

CATALYTICA ENERGY SYSTEMS, INC.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2006

CATALYTICA ENERGY SYSTEMS, INC.
(Registrant)

	By:	/s/ Robert W. Zack
Robert W. Zack

Chief Financial Officer
(Duly Authorized Officer, and Principal Executive, Financial and Accounting Officer)