Form 10KSB
period 2006-12-31
CATALYTICA ENERGY SYSTEMS INC
filed 2007-03-23
CIK 1053361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-KSB

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File No. 000-31953
CATALYTICA ENERGY SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	77-0410420
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

301 West Warner Road, Suite 132
Tempe, Arizona 85284
(Address of principal executive offices)

(480) 556-5555
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value	NASDAQ Global Market

Securities registered under Section 12(g) of the Exchange Act: None
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Revenues of the Registrant for the fiscal year ended December 31, 2006 were approximately $7,383,000.

As of March 16, 2007, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant (based on the last sale price for the common stock on The NASDAQ Global Market on such date) was $12,398,176. For purposes of this computation, all officers, directors and 5% beneficial owners of the Registrant’s common stock are deemed to be affiliates. Such determination should not be deemed to be an admission or representation that such officers, directors or 5% beneficial owners are, in fact, affiliates of the Registrant.

As of March 16, 2007, there were outstanding 18,260,849 shares of the Registrant’s common stock, par value $0.001, which is the only class of common stock of the Registrant registered under Section 12(b) of the Exchange Act.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement relating to the 2007 Annual Meeting of Stockholders, to be filed within 120 days of the end of the fiscal year ended December 31, 2006, is incorporated by reference in Part III of this Form 10-KSB to the extent stated herein.

Transitional Small Business Disclosure Format:  Yes ☐     No ☑

CATALYTICA ENERGY SYSTEMS, INC.

Annual Report on Form 10-KSB
December 31, 2006

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions identify such forward-looking statements.

The forward-looking statements in this report include, but are not limited to:

•	our market opportunities and the growth of the market for our product and service offerings

•	the effect of regulatory drivers on our market conditions

•	our ability to capitalize on any long-term commercial prospects and maintain financial viability

•	the long-term commercial prospects for our Company

•	the effect of any strategic initiatives that we may decide to take, including any merger, acquisition or other strategic arrangement

•	our belief that coal will continue to be the primary fuel source for U.S. power production for the foreseeable future

•	our belief that SCR systems are expected to remain the dominant technology choice for coal-fired power plants to meet increasingly stringent U.S. air quality regulations

•	our belief that the amount of savings that can be generated through catalyst regeneration will become increasingly important to power generating companies

•	our belief that in the context of SO2 to SO3 oxidation, catalyst regeneration will present a compelling alternative to the purchase of ultra-low conversion catalyst

•	our belief that our first mover advantage in the regeneration marketplace, combined with our established reputation as a market leader and substantial regeneration experience, will help us maintain our leading market position as the first company in North America to offer a technically feasible and economically viable regeneration process for SCR catalyst

•	our negotiations with current and potential new customers

•	the nature of our asset and technology base

•	our business strategies and plan of operations

•	our competitive advantage in the marketplace

•	the nature and level of competition for our product and service offerings

•	the efficiency and efficacy of our product and service offerings

•	the cost-effectiveness of our product and service offerings

•	the availability and expense of resources and raw materials necessary for SCR Catalyst and Management Services

•	the value of our intellectual property and effectiveness of our patent portfolio, including our belief that our patent portfolio can provide us with a significant advantage over our competitors

•	our ability to protect our foundation technology and cleaning and regeneration processes

•	the ability of our management to adapt to changing circumstances

•	our relations with employees

•	the uniqueness, potential and market for our SCR Catalyst and Management Services

•	our ability to manage SCR-Tech

•	the role of catalyst regeneration in the catalyst replacement market

•	the adequacy of SCR-Tech’s facilities

•	our plans for the retention of future earnings for use in the expansion and operation of our business and the lack of plans for paying cash dividends in the foreseeable future

•	our forecast of revenues and results of operations, including our belief that 2007 revenues will be flat or below 2006 revenue levels, specifically, in the $6.0 to $7.0 million dollar range, and our projection that we will not see any meaningful growth in revenues until 2008 when the market for SCR Catalyst and Management Services is expected to more fully develop

•	the nature and amount of concentration of customers for SCR-Tech

•	the effectiveness of testing of regenerated and cleaned SCR catalyst modules by independent third parties and the effect of such testing on revenue recognition

•	our investment in, and expenses for, research and development

•	sources and amounts of our revenues and the timing of revenue recognition

•	the level, amount and consistency of our revenues

•	our ability to generate cash and the sufficiency of existing cash and cash equivalents

•	our funding requirements and potential sources of funding

•	our belief that we have emerged on stable financial footing and are in a good position to drive the business commercially

•	predictions as to the amount and nature of anticipated losses and use of our cash and whether we will achieve profitability

•	our anticipated use of cash, cash equivalents, and short-term investments in 2007, which is expected to range between $3.0 million and $4.0 million

•	our anticipated SG&A and capital expenditures, including our belief that future capital expenditures are anticipated to be required primarily for the expansion of production capacity at SCR-Tech

•	our belief that we expect to spend up to $1.5 million during the next 12-15 months to invest in equipment and facilities to maintain and increase capacity to meet our anticipated needs in the near-term, and up to $5 million in 2008 or 2009 for a second production facility

•	our liquidity and the effect or our actions on our liquidity

•	the amount and impact of interest income and expense

•	the level and amount of our expenses

•	predictions as to when we may incur material income taxes

•	the financial effect of the sale of our Gilbert, Arizona facility

•	the financial effect of the sale of our Xonon Cool Combustion technology and gas turbine assets to Kawasaki Heavy Industries, Ltd.

•	the financial effect of the sale of diesel fuel processing technology and assets to Eaton Corporation

•	the timing of our adoption of recent accounting standards and the impact of such standards on our financial statements

•	critical accounting policies and the effect of such policies on our financial statements

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no responsibility to update any of these forward-looking statements or conform these statements to actual results.

“Catalytica Energy Systems” and the stylized Catalytica Energy Systems logo are trademarks or registered trademarks of Catalytica Energy Systems, Inc.

PART I

Item 1.	DESCRIPTION OF BUSINESS

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

In January 2004, we formed two new wholly-owned subsidiaries, CESI-SCR, Inc. (“CESI-SCR”) and CESI-Tech Technologies, Inc. (“CESI-Tech”). In February 2004, CESI-SCR acquired 100% of the outstanding membership interests of SCR-Tech, LLC (“SCR-Tech”) and SCR-Tech became a wholly-owned subsidiary of CESI-SCR. Also in February 2004, CESI-Tech acquired various patents and other intellectual property rights from certain former owners of SCR-Tech.

We provide innovative products and services to meet the growing demand for clean energy production, with a focus on cost-effective emissions control solutions for the coal-fired power generation industry. Our services facilitate compliance with the most stringent existing and emerging air quality regulations. Through our SCR-Tech subsidiary, we offer a variety of services for coal-fired power plants that use selective catalytic reduction (“SCR”) systems to reduce nitrogen oxides (“NOx”) emissions. These services include SCR catalyst management, cleaning and regeneration, as well as consulting services to help power plant operators optimize efficiency and reduce overall NOx compliance costs (collectively “SCR Catalyst and Management Services”).

Until October 2006, our business activities also included the design, development, manufacture and servicing of advanced products based on our proprietary catalyst and fuel processing technologies to offer cost-effective solutions for reducing emissions from natural gas-fired turbines and diesel engines used in power generation and transportation applications.

Following a thorough review of our business in 2005, we completed in 2006 restructuring and cost-reduction activities designed to improve our operating cost structure, extend our cash reserves, and better position the Company to achieve our commercial goals and growth targets. In line with this objective, we took actions to streamline our operations and maintain financial viability by divesting non-revenue generating businesses, assets, and technologies, reducing our workforce, and reallocating resources with a focus on key products, services and markets yielding near-term commercial revenue streams and a greater potential return on investment. In support of these strategies, on September 29, 2006 we sold our catalytic combustion technology and associated gas turbine assets (“Gas Turbine Assets”) to Kawasaki Heavy Industries, Ltd. (“Kawasaki”), and subsequently sold on October 25, 2006 our diesel fuel processing technology and associated assets (“Diesel Fuel Technologies”) to Eaton Corporation (“Eaton”).

Prior to these sales, we had been conducting our business through the following two business segments:

1) Catalyst regeneration, rejuvenation, cleaning and management services for SCR systems used by coal-fired power generation facilities to reduce NOx emissions — our SCR Catalyst and Management Services segment (“SCMS”); and

2) Designing, developing and manufacturing advanced products based on our proprietary catalyst and fuel processing technologies, primarily focused on cost-effective solutions for reducing emissions from diesel engine applications — our Catalyst-Based Technology Solutions segment (“CBTS”).

Included in our CBTS segment was our Xonon Cool Combustion® catalytic combustion technology for gas turbines. In 2005, we ceased development and commercialization activities associated with this technology. On September 29, 2006, we completed the sale of the Gas Turbine Assets to Kawasaki.

Also included in our CBTS segment was our diesel fuel processing technology designed to facilitate a significant reduction in particulate matter and NOx emissions from mobile, stationary and off-road diesel engines by improving the performance of diesel particulate filters and NOx adsorber catalyst systems. On October 25, 2006 we completed the sale of the technology and associated assets to Eaton.

In connection with the closing of the sales to Kawasaki and Eaton in September and October 2006, respectively, we are no longer conducting business activities associated with emissions control solutions for gas turbines or diesel engines, and therefore no longer conduct business through our CBTS segment.

As a result of the actions taken to restructure our operations, we have transitioned from a technology-focused research and development organization to a customer-focused commercial SCR services business. We believe we have emerged on stable financial footing and are in a good position to drive the business commercially.

In addition to a primary focus today on growing our SCR services business, we continue to seek to expand our product and service offerings in the areas of clean coal as well as exploring other opportunities in the clean energy markets, including renewable energy solutions. These opportunities could include business acquisitions or other strategic transactions that we believe could create additional value in the business. Any such transaction likely would have a significant impact on the future direction of our business.

SCR Catalyst and Management Services

In February 2004 we acquired SCR-Tech, enabling us to become the North American leader in catalyst regeneration technologies and management services for SCR systems used by coal-fired power plants to reduce NOx emissions.

Based in Charlotte, North Carolina, our SCR-Tech subsidiary offers the following services to help power plant operators optimize their SCR system operation while reducing their overall NOx compliance costs:

Catalyst Cleaning, Rejuvenation and Regeneration — A significantly lower cost alternative to purchasing new catalyst, SCR-Tech offers proprietary and patented processes based on advanced technologies that can improve the NOx removal efficiency and extend the useful life of installed SCR catalyst. SCR-Tech’s breakthrough catalyst regeneration technology is the only commercial process capable of fully restoring the activity level of spent catalyst back to its original specifications and NOx reduction performance. Regeneration not only offers a proven and economically compelling alternative to catalyst replacement, but also eliminates the costs and environmental concerns associated with land filling spent catalyst.

SCR and Catalyst Management — Integrating leading edge technologies, a highly skilled and dedicated workforce and more than 75 years of combined experience in the environmental and power generation industries, SCR-Tech provides a broad array of customized SCR and catalyst management strategies to assist its customers with optimizing the operation and performance of their SCR system while reducing operating and maintenance (“O&M”) costs and achieving cost-effective NOx compliance.

SCR-Tech serves the coal-fired power generation industry in the United States. Our customer base includes some of the nation’s largest electric utilities and independent power producers (“IPPs”).

Industry Background and Market Drivers

Through SCR-Tech, we provide innovative products and services to address the growing emissions control market for coal-fired power plants. We foresee substantial and growing opportunities in this market, driven by a continued use of coal to meet ever increasing energy demand, combined with steadily tightening air pollution regulations.

Coal-fired plants represent approximately 50% of the nation’s power generating capacity, and we believe they will continue to play an important role in the U.S. electricity generation market in the years ahead. More than 335 gigawatts (“GW”) of coal-fired power plants are currently installed in the U.S., generating in excess of approximately 2 trillion kilowatt-hours of electricity. According to the Annual Energy Outlook published by the Department of Energy (“DOE”) in February 2007, it is projected that 156 GW of new coal-fired generating capacity will be added in the U.S. over the next 23 years to meet baseload electricity demand, increasing coal’s share of the U.S. power market to 57% by 2030.

We believe the future of coal as a primary fuel source for U.S. power production is reasonably assured, driven by growing energy demand, rising world oil and natural gas prices, limited oil and natural gas supplies, and increased focus on energy independence. Coal is the least expensive fossil fuel on an energy-per-BTU basis, and remains one of the most abundantly available fossil fuels in the U.S. with in excess of approximately 267 billion short tons of recoverable reserves estimated by the DOE. At current U.S. consumption levels, this represents more than 240 years of supply.

The expectations for continued and growing use of coal, combined with increasingly stringent air quality regulations, are resulting in a rapidly developing demand for clean coal technologies and a substantial future market for innovative, cost-effective solutions for clean energy production.

Coal-fired power plants, in particular, continue to be a primary target for NOx reduction, and SCR remains the most widely used technology by plant operators to control NOx. With NOx removal efficiencies of up to 95%, SCR systems (also referred to as SCR reactors) are considered to be the most effective NOx reduction solution, and are expected to remain the dominant technology choice for coal-fired power plants to meet increasingly stringent U.S. air quality regulations. Furthermore, since U.S. air quality regulations allow power plant operators to pool their emissions reductions (e.g. remove more NOx than required at one unit and settle for lower than otherwise required NOx removal at another), utilities favor the highly efficient SCR technology for their largest generating assets.

SCR technology is based on ceramic catalyst that removes NOx from the power plant exhaust by reducing it with ammonia to elemental nitrogen and water vapor. On average, there are approximately 1.4 cubic meters (“m3”) of catalyst installed per 1 megawatt (“MW”) of power generating capacity. A typical coal plant averages 500 MW in size, and includes approximately 700 m3 of catalyst arranged in three to four layers.

Over time, ash buildup can cause physical clogging or blinding of the catalyst, which negatively impacts the performance of both the SCR system and the power generating facility. In addition, various chemical elements present in the flue gas, which act as catalyst poisons, cause a gradual deactivation of the catalyst over time. The result is a decrease in NOx removal efficiency, which requires a continual need for some form of catalyst replenishment throughout the operating life of the SCR system.

The average useful life of SCR catalyst from an activity standpoint is approximately 24,000 hours (equivalent to three years of year-round operation). Until a few years ago, the only solution for restoring activity and NOx reduction performance was to replace spent catalyst with costly new catalyst. Since 2003, SCR-Tech has offered U.S. power plant operators a more cost-effective alternative in the form of catalyst regeneration.

Regulatory Drivers

The 1990 Clean Air Act Amendments were implemented to improve air quality in the United States. This federal law covers the entire country and is enforced by the U.S. Environmental Protection Agency (“EPA”). Under the Clean Air Act, the EPA limits how much of a pollutant can be in the air anywhere in the United States, with each state responsible for developing individual state implementation plans (“SIPs”) describing how each state will meet the EPA’s set limits for various pollutants. Emissions of NOx are considered to be one of the principal contributors to secondary ground level ozone, or smog, and thus are included in the EPA’s criteria pollutants for which limits have been established. Energy producers and other industries operating large power plants, particularly in the Eastern half of the U.S., have been required to significantly reduce their NOx emissions. Increasingly stringent NOx reduction requirements are the primary driver of our SCR services business today. In addition, growing concerns over mercury and sulfur trioxide (SO3) and new regulations to control these emissions are on the horizon, which we expect could present additional opportunities for our business.

Below is a summary of current and impending regulations driving our SCR Catalyst and Management Services business:

NOx SIP Call

The primary Clean Air Act program driving SCR-Tech’s business today is the EPA’s NOx SIP Call. This program was designed to mitigate the regional transport of ozone, which is contributing to the poor air quality of downwind states. The NOx SIP Call was signed in 1998 and requires energy producers and other industries operating large power plants in the Eastern half of the U.S. to reduce their NOx emissions by at least 85% by 2007. Implementation of the NOx SIP Call has required major NOx reductions during the five-month “ozone season” (May 1-September 30) in 19 Midwestern and Eastern states1 and the District of Columbia. These areas were required to begin implementing new controls by April 2004 to reduce NOx emissions in an effort to reach compliance with EPA established limits by September 2007. Compliance with the NOx SIP Call has resulted in a dramatic increase in the number of SCR system installations at coal-fired power plants for the removal of NOx.

Clean Air Interstate Rule (CAIR)

Adding to the near-term and long-term opportunities for our SCR services business generated by the NOx SIP Call are new air quality regulations soon to take effect that will further increase the size of our addressable market. CAIR, signed by the EPA in March 2005, is designed to permanently cap and achieve substantial reductions in emissions of SO2 and NOx across 28 Eastern states and the District of Columbia. When fully implemented, CAIR is expected to reduce SO2 emissions in these states by over 70% and NOx emissions by more than 60% from 2003 levels by 2015 utilizing a cap-and-trade approach. With respect to NOx, this rule builds on the NOx SIP Call with the objective of further mitigating air pollution moving across state boundaries, and proposes to cut NOx emissions from power generating facilities by 1.7 million tons annually from 2003 levels by 2009, and by 2.0 million tons annually from 2003 levels by 2015. Over the next decade, implementation of CAIR is expected to increase NOx trading (resulting in an increase in the amount of SCR catalyst used to control NOx with the objective of generating NOx credits), further increase the number of SCR systems installed today, and also require year-round SCR system operation (with increased NOx reduction required during ozone season) beginning in 2009 to meet the more stringent requirements. Currently, to comply with the NOx SIP Call, the majority of SCR systems are only required to operate during the five-month ozone season when the potential for ozone formation is at its highest. With year-round operation to comply with CAIR, the catalyst used in SCR systems will need to be replenished with new or regenerated catalyst on a much more frequent basis. Year-round operation alone, combined with the additional NOx removal requirements during the ozone season, is expected to increase the total addressable market for catalyst replenishment by more than 140%. CAIR also standardizes the method in which NOx credits can be traded, which may compel power plant operators to over-comply in order to produce credits for backup or sale.

Clean Air Mercury Rule (CAMR)

Also in March 2005, the EPA issued CAMR, the first program ever designed to permanently cap and reduce mercury emissions from coal-fired power plants. CAMR builds on CAIR to significantly reduce emissions from coal-fired power plants, and is scheduled to be phased in between 2010 and 2018. When fully implemented, CAMR is expected to reduce utility emissions of mercury from 48 tons a year to 15 tons, a reduction of nearly 70%.

CAMR has the potential to impact SCR catalyst choices in the future. Oxidized mercury is more easily captured in a downstream wet flue gas desulfurization (“FGD”) system than elemental mercury.

While our current service offerings do not specifically address a reduction in mercury emissions, it is believed that the use of regenerated SCR catalyst could yield an incremental positive impact on the oxidation of mercury. A program is currently underway to further explore and validate this assertion. If we can demonstrate that regenerated

1 Alabama, Connecticut, Delaware, Illinois, Indiana, Kentucky, Massachusetts, Maryland, Michigan, North Carolina, New Jersey, New York, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Virginia and West Virginia.

catalyst does in fact increase the oxidation of mercury to make it more easily captured in downstream FGD systems, this could further compel customers to regenerate their catalyst.

SO2 to SO3 Conversion

As a result of a growing industry desire to burn lower cost coal with higher sulfur content, combined with the recent dramatic increase in the number of SCR installations driven by the NOx SIP Call and the expectations for year-round SCR operation beginning in 2009 under CAIR, increased attention is now being placed on the conversion of SO2 to SO3 as a byproduct of operating SCR systems. When emitted into the atmosphere, SO3 results in the creation of a sulfuric acid mist, which is both environmentally damaging and costly to power plant operators. With a projected increase in the use of higher sulfur coal, combined with increased use of SCR systems to meet tightening NOx regulations, environmental groups and the utility industry are now becoming increasingly concerned with destructive sulfuric acid emissions and their related corrosive effects.

Increased concern about SO2 to SO3 oxidation presents an added opportunity for our SCR services business. A recently completed joint study with AEP and Southern Company validated the proposition that the use of regenerated catalyst can significantly lower SO2 oxidation rates. In some cases, SO2 oxidation rates were measured as low as 0.1%, which is comparable to the conversion rates achieved only through the use of more costly, ultra-low conversion catalyst. Importantly, the regenerated catalyst achieved significant reductions in SO2 conversion while still maintaining original catalytic activity levels and NOx reduction performance. While certain catalyst manufacturers are currently promoting catalyst with “low SO2 oxidation” formulations, we understand the use of new ultra-low conversion catalyst can be associated with some loss in catalytic activity. By offering a more cost-effective approach for restoring catalyst NOx reduction activity while simultaneously reducing SO2 to SO3 oxidation, we believe catalyst regeneration will present a compelling alternative to the purchase of ultra-low conversion catalyst.

Although the aforementioned regulatory drivers may present significant opportunities for our SCR-Tech business in the emissions control market, there can be no assurance that such laws and regulations may not be amended or repealed.

Market Opportunity

The recent growth in SCR system installations driven by the NOx SIP Call has resulted in a large and growing market for SCR Catalyst and Management services. According to The McIlvaine Company, more than 114,000 MW of coal-fired generating capacity in the Eastern U.S. was operating with SCR systems at the end of 2006 to comply with Federal air quality regulations, the vast majority of which were installed between the years 2000 and 2005 to comply with the NOx SIP Call. This equates to approximately 160,000 m3 of installed SCR catalyst.

As the majority of SCR systems in the U.S. currently operate five months out of the year during the ozone season, and have an installed catalyst life of approximately 24,000 hours, many of the units that commenced operation at the beginning of the decade are now, or will soon be, in need of their first catalyst replenishment. Accordingly, we began to experience an increased demand for catalyst regeneration in 2006. Based upon the substantial number of SCR systems that commenced operation between 2000 and 2005, combined with the requirements for year-round operation beginning in 2009 as a result of CAIR, the market for catalyst replenishment is expected to increase dramatically within the next five years.

We expect the U.S. market for catalyst regeneration to more fully develop in the 2008 / 2009 timeframe as a result of the following factors:

1. Most SCR systems will have been running for four to six years during the five months of ozone season, and the initial catalyst installed in these systems will be approaching its 24,000-hour useful life and will need to be replenished.

2. At the same time, in anticipation of the onset of CAIR, power plant operators are now planning for increased NOx reduction requirements and year-round SCR operation beginning in January 2009. Accordingly, we expect that utilities will begin to contract for new or regenerated catalyst as early as 2008 to ensure they will have sufficient catalyst activity to comply with the more stringent standards.

3. Some power plant operators have indicated they may commence year-round operation during 2008 to begin generating NOx credits in advance of the stringent regulations imposed by CAIR.

4. A number of states, such as North Carolina, Ohio, Pennsylvania, and West Virginia, are providing incentives to power producers to achieve early compliance with CAIR.

This market is expected to grow even larger beginning in 2009 as a result of CAIR, which will be phased in between 2009 and 2015. Contributing to the significant long-term growth over the next decade is the projected addition of another 50,000 to 100,000 MW of SCR systems at U.S. coal plants, with a corresponding 70,000 to 140,000 m3 of SCR catalyst. We believe the impact of year-round SCR operation beginning in 2009, together with an increase in the amount of catalyst required to comply with tighter regulations and further growth in the number of SCR system installations, will further increase the frequency of catalyst replenishment, resulting in a total addressable market for catalyst cleaning and regeneration estimated in excess of $100 million by 2011.

By offering customers more economical ways to operate and maintain their SCR units, along with a lower cost regeneration alternative to purchasing new catalyst, we believe SCR-Tech has the potential to play a significant role in the growing U.S. market for SCR catalyst and management services.

SCR-Tech’s Service Offerings

Catalyst Cleaning, Rejuvenation and Regeneration

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

For catalyst that has significantly deactivated and that may also be severely plugged or blinded, SCR-Tech offers an off-site regeneration process that restores deactivated SCR catalyst back to its original specifications and catalytic activity, often to activity levels at or greater than its original specifications. SCR-Tech’s regeneration process involves removing the deactivated catalyst modules from the SCR unit and shipping them to SCR-Tech’s regeneration facility where the catalyst is both cleaned and chemically reactivated.

The regeneration process at SCR-Tech consists primarily of four individual steps:

1.	Ultrasonic Deep Cleaning — We first use a patented ultrasonic process to remove physical and microscopic pluggage

2.	Soaking and Washing — During this step, chemicals remove poisons that have contributed to catalyst deactivation

3. Regeneration — Catalyst activity is restored through chemical reactivation

4. Heat Treatment — This final step seals in the newly added activity

In practice, the full regeneration process consists of numerous individual process steps. Not all of these steps are necessarily applied to every batch of spent catalyst to be regenerated. Through various testing methods, a catalyst-specific cleaning, rejuvenation and regeneration program, or “recipe,” is developed for each batch of catalyst from a particular SCR facility.

Once cleaned and regenerated, SCR-Tech returns the catalyst modules to the customer for reinstallation in the SCR unit. Upon reinstallation, the regenerated catalyst demonstrates the same level or an increased level of performance and deactivation rate as the original catalyst.

SCR and Catalyst Management

The most effective way to operate an SCR system is via a comprehensive catalyst management program. Catalyst management is often viewed as developing a plan for a given SCR system to maintain sufficient catalyst activity necessary to achieve the required NOx reduction with an acceptable margin to avoid inadvertent NOx or ammonia slip excursions beyond allowable limits.

SCR-Tech provides a broad array of customized SCR and catalyst management services, including guidance on effective SCR and catalyst management strategies, with the objective of assisting plant operators in optimizing the operation and performance of their SCR systems while reducing their O&M costs and achieving cost-effective NOx compliance. These services include ammonia inspection grid (“AIG”) inspection and tuning; fuel reviews; flow distribution; test plans; catalyst specification, selection and initial performance testing for guarantee verification; catalyst life cycle forecasting through advanced computer simulation; SCR reactor inspection and catalyst sampling; catalyst activity testing and determination of SO2/SO3 conversion rate in a bench-scale reactor; and development of catalyst exchange strategies.

SCR-Tech develops comprehensive catalyst management plans for its customers consistent with catalyst activity decay, ammonia slip, scheduled outages and other factors. SCR-Tech has developed many programs that can evaluate nearly any catalyst management scenario. These programs can predict catalyst life, allow for the mixing and matching of different catalyst types, handle multiple fleet SCR systems, and evaluate site-specific economics associated with each scenario.

As part of its catalyst management program, SCR-Tech offers customized catalyst regeneration plans scheduled around planned outages. SCR-Tech provides SCR and catalyst management services for individual plants, on a multi-plant basis, or under a fleet-wide blanket agreement. All SCR and catalyst management services are offered as either a complete package or “a la carte,” allowing the flexibility to select and combine various services on an as-needed basis tailored to the individual SCR system.

Experience

SCR-Tech’s catalyst regeneration technology has been successfully applied in Germany since 1997 by its former parent company and since 2003 in the United States. In total, more than 17,000 m3 of SCR catalyst of all types has been cleaned/regenerated worldwide to date, including plate, honeycomb and corrugated configurations and spanning all major catalyst manufacturers (Argillon/Siemens, BASF, BHK, CERAM, Cormetech, Engelhard, Haldor Topsøe, Hitachi, Kawasaki, and KWH). This experience has validated our technology’s ability to achieve maximum NOx reduction performance while reducing overall NOx compliance costs for the power generating facility. SCR-Tech has cleaned or regenerated in excess of 7,000 m3 of catalyst since commencing operations in the U.S. in March 2003.

Quality Control

We maintain a comprehensive quality assurance/quality control program for each step in our SCR catalyst and management process such as SCR reactor inspection, catalyst sampling, testing, chemical analysis, development of a custom cleaning, rejuvenation and regeneration process, catalyst treatment, packing and shipping.

Our supervisory personnel in the office, on-site, in the lab and in the production facility seek to ensure that each step in the process is executed under the highest of standards and in compliance with contractual requirements. All of our on-site SCR reactor inspections are performed by a team of experienced professionals with years of experience working on SCR systems.

Our testing, inspection, and laboratory services all complement each other and allow us to provide our customers with a complete picture of their SCR reactor and its operating effects on the balance of the plant.

SCR-Tech uses only certified testing laboratories operated under VGB regulations (VGB Guideline for the Testing of DeNOx Catalyst (VGB-R302He)), the international standard for catalyst testing. We test under actual field conditions with full-size catalyst plates or elements. The lab personnel are some of the most sophisticated in the development of the cleaning and/or regeneration process. VGB, the equivalent of America’s Electric Power Research Institute (“EPRI”), developed these testing guidelines in cooperation with utilities, catalyst manufacturers, equipment manufacturers, and European testing institutes.

For this testing we prefer laboratories that have the capability to test full length elements and include prototypical humidity in the test gases. This prevents two sources of error that can result from using corrections for both length and humidity when actual values are excluded. In addition, U.S. laboratories also have developed the capability of including high prototypical concentrations of sulfur dioxide in the test gases to mimic those produced in the U.S. through the use of high sulfur coals. In Europe, where such high sulfur coals are generally not fired, this capability may not exist.

Reports from these certified catalyst testing and chemical analysis labs are consistent in their content and layout for ease of comparison between operations of various SCR systems and catalyst types. Testing information is compared to our extensive database and interpreted based on long-term SCR operating experience with different fuel types.

The combined results of this effort are used to monitor and forecast SCR system and catalyst performance and to accurately forecast the development of the installed NOx reduction potential. By comparing the forecast with the required minimum NOx reduction potential, the point in time for the need for catalyst regeneration or replacement can be identified allowing for the necessary outage planning well in advance of the actual occurrence.

Customers

Our SCR Catalyst and Management Services business currently serves the U.S. coal-fired power generation market. Our customer base ranges from large investor-owned utilities and IPPs to smaller municipal power generators.

Since commencing commercial operations in its regeneration facility in March 2003, SCR-Tech has provided services for some of the largest electric utility companies and IPPs, and their equipment suppliers, in the U.S. including Alcoa, AEP, AES, Alstom, Cogentrix, Detroit Edison (DTE), Dayton Power & Light (DP&L), Duke Power, Englehard, First Energy, Mirant, National Energy & Gas Transmission, Reliant Energy, and Southern Company’s Alabama Power and Georgia Power subsidiaries.

SCR-Tech has made significant progress over the past two years in strengthening its relationships within the utility industry, developing new sales channels, and increasing its market penetration. While we are pleased with the solid performance of our SCR-Tech business over the past year, and the momentum we have gained in our efforts to increase revenues, we anticipate a more challenging market environment in 2007. As power plant operators are gaining experience with the operation of their SCR systems, orders for emergency cleaning and regeneration jobs have begun to decline. At December 31, 2006, SCR-Tech’s backlog totaled $2.6 million, compared with a backlog of approximately $3.1 million at December 31 2005. We define backlog as firm purchase orders and deferred revenue expected to be recognized as revenue within 18 months.

For the full year of 2006, two customers represented approximately 67% of our revenue and five customers represented approximately 92% of our revenue for such period. As part of an ongoing growth and revenue diversification strategy, SCR-Tech continues to actively target SCR operators throughout the United States, and the Eastern U.S. in particular, to further expand its customer base and broaden its reach in the marketplace.

Research and Development Projects

SCR-Tech endeavors to further expand its spectrum of cost-effective environmental compliance solutions for SCR operators consistent with the ever changing requirements for SCR catalyst, and to continue conducting various research and development projects with customers and prospective new alliance partners, which could present a source for future business.

With increasingly stringent environmental regulations scheduled to take effect within a relatively short period of time, it is expected that a majority of the coal-fired power plants operating in the U.S. will be required to begin operating their SCR reactors on a year-round basis. While year-round operation will serve to further reduce NOx emissions in line with impending air quality standards, the industry is now becoming increasingly concerned with the conversion of SO2 to SO3 as a byproduct of operating SCR systems, and its related corrosive effects. At the same time, new regulations targeting emissions of mercury are also being imposed, creating an even bigger challenge for coal-fired power plant operators.

In the third quarter of 2005, SCR-Tech entered into a jointly funded project with AEP and Southern Company, two of the leading electric utilities in the U.S., focused on evaluating and minimizing the conversion of SO2 to SO3 during SCR system operation. When emitted into the atmosphere, SO3 reacts with moisture to create sulfuric acid emissions, often visible as a blue haze or plume. With increased use of SCR systems to meet ever more stringent air quality regulations, environmental groups and the utility industry are becoming increasingly concerned with destructive sulfuric acid emissions.

As part of the program, the three companies worked together to test and quantify the SO2 to SO3 conversion rates demonstrated by SCR catalyst regenerated under a variety of conditions, and to benchmark the performance of regenerated catalyst against new and deactivated catalyst. The goal of the program was to demonstrate that it is possible to achieve maximum restoration of catalytic activity while simultaneously minimizing the conversion of SO2 to SO3.

Results from the study, completed in the first quarter of 2006, demonstrate that the use of regenerated catalyst can significantly lower SO2 oxidation rates. New plate and honeycomb catalyst modules were regenerated to compare the oxidation rate and catalytic activity before and after regeneration. In the case of regenerated plate-type catalyst, SO2 oxidation rates were reduced by 38% on average, and by as much as 60% in certain test cases. In the case of regenerated honeycomb catalyst, SO2 oxidation rates were measured as low as 0.1%, which is comparable to the conversion rates achieved only through the use of more costly, ultra-low conversion catalyst. Importantly, the regenerated catalyst achieved significant reductions in SO2 conversion while still maintaining original catalytic activity levels and NOx reduction performance, whereas the use of ultra-low conversion catalyst has been reported to be associated with some loss in catalytic activity.

Based upon these results, SCR-Tech is using this data to further optimize the parameters used in its regeneration process to achieve an optimal balance between catalytic activity and SO2 to SO3 oxidation. At the same time, SCR-Tech is now working to expand this program to evaluate the impact of regenerated SCR catalyst on the oxy-chlorination of mercury, a pollutant that is facing strict new regulations beginning in 2010. We have secured in 2006 verbal commitments from two of our customers to jointly fund and participate in this program.

Additionally, as part of our regular course of business, we continuously work on programs for improved methods of cleaning, rejuvenating and regenerating catalyst, with a focus on enhancing our technique for the more effective removal of large particle ash (pluggage), an ongoing problem for numerous SCR systems. Preliminary results with this new technique have proven very successful, and SCR-Tech is now working to refine its processes.

Competitive Advantage

As of the date of this filing, SCR-Tech is the only company in North America offering a regeneration process capable of restoring SCR catalyst activity back to at least its original specifications. As previously described, our regeneration process currently competes only against new catalyst sales when a replenishment of catalyst activity is required.

SCR-Tech’s regeneration process has several advantages over purchasing new catalyst:

1. Cost savings

2. Elimination/reduction of disposal issues

3. Enhanced activity

4. Reduced SO2 conversion

1.	Cost Savings

SCR-Tech offers catalyst regeneration for significantly less cost than purchasing new catalyst.

Several endeavors are underway to ensure we will be able to maintain our cost advantage over time. As part of our regular course of business, we continuously work on various programs aimed at streamlining our production costs. We believe the outcome of these programs will enable us to achieve sufficient flexibility in our pricing to maintain our cost advantage while remaining competitive with any reductions in new catalyst pricing or with any future regeneration competition that may surface.

Once SCR units commence year-round operation beginning in 2009, and catalyst replenishment will be required on a more frequent basis, we believe the amount of savings that can be generated through regeneration will become increasingly important to power generating companies minding their budgets and limited resources.

2.	Elimination/Reduction of Disposal Issues

Catalyst regeneration not only provides SCR operators a significantly lower cost alternative to catalyst replacement, but also eliminates the costs and environmental liabilities associated with disposing of deactivated catalyst, which must be shipped to a disposal site and may be considered hazardous waste.

Only two acceptable means of disposal are currently commercially available, namely disposal in a hazardous waste landfill or thermal vitrification. Both methods not only entail additional costs but also pose a long-term liability risk for the power company as the owner of the catalyst. We anticipate the risk of long-term liability associated with hazardous waste disposal will increasingly become an issue with the growing frequency of catalyst replenishment and disposal of spent catalyst over time. The growing risk of environmental liabilities for disposed hazardous waste is becoming an area of concern for investors who are increasingly sensitive to environmental risks.

Even though our cleaning and regeneration services involve the removal of hazardous wastes from catalyst and the use of significant chemical materials, we do not face the same environmental risks or liabilities as a result of the waste water treatment plant serving our production facility, which provides for the appropriate treatment and disposal of all such waste.

Whether replacing or regenerating catalyst, an SCR operator must first remove the spent catalyst and replace it with an active catalyst. If purchasing new catalyst, the spent catalyst must be shipped to a landfill or other disposal site. This costs about the same as shipping the catalyst out for regeneration.

However, the added cost of placing the spent catalyst in a landfill or disposal site can be significant. Whether the catalyst can be disposed in a normal landfill or must be treated as hazardous waste depends on the state and/or county where the landfill is located, the type of catalyst, the type of coals the power plant has fired, and the poisons present on the catalyst. Experience shows that the cost of disposal can vary from $100 per ton to more than $2,000 per ton. For just one layer of catalyst used in a 500 MW unit, these disposal costs can amount to between $100,000 and $500,000, depending upon state regulations. Avoiding landfill costs can also reduce or eliminate future liabilities associated with hazardous waste.

By extending the useful life of spent catalyst, regeneration eliminates the need for catalyst disposal. If some catalyst is too damaged to be reused and must be disposed of, SCR-Tech can ultrasonically clean the catalyst to remove all poisons prior to disposal to avoid the potentially high costs of hazardous waste disposal.

The cost of shipping regenerated catalyst back to the power plant and the labor for reinstalling catalyst in the reactor is about equal to that of shipping and installing new catalyst. In either case, the same number of modules must be reinserted.

3.	Enhanced Activity

Experience has shown the life and deactivation rate to be similar when both new and regenerated catalyst start out with equal activity levels. However, because new activity (beyond its original) can be achieved through regeneration, both its life and NOx reduction potential can be greater.

During the chemical reactivation process, the catalyst is initially supplied with essentially two major activity components:

1. The necessary or basic activity to achieve the required NOx reduction performance at initial operation, and

2. Additional or useful activity to allow the specification duty to be met through some useful life.

Aging of the catalyst reduces the useful activity through channel plugging by ash, and by the blinding of the active sites on a microscopic scale by fuel constituents and other fuel-related poisons that attach to active sites, chemically deactivating or sealing them and rendering these sites impotent. These deteriorating factors reduce the catalyst activity until the useful life has been depleted. At that time, the catalyst must be replenished, either through the purchase of new replacement catalyst or through regeneration. Replacement is a more costly alternative and results in disposing of the basic activity still left in the catalyst. Regeneration, on the other hand, fully restores the useful activity of the spent catalyst, while still taking full advantage of all the basic activity, for significantly less cost than replacement. By increasing the number of catalytic sites available for reaction, SCR-Tech’s process has even been demonstrated in certain cases to increase catalytic activity beyond the original level by as much as 25%, providing the potential for significant economic value.

Once regenerated, SCR-Tech returns the catalyst modules to the customer for reinstallation in the SCR unit. Upon reinstallation, the long-time deactivation rates and NOx reduction performance of regenerated catalyst have proven to be essentially identical to new catalyst.

4.	Reduced SO2 Conversion

The use of regenerated catalyst has also been demonstrated to significantly lower sulfur dioxide (SO2) oxidation rates. As part of a recently completed study, new plate and honeycomb catalyst modules were regenerated to compare the oxidation rate and catalytic activity before and after regeneration. In the case of regenerated plate-type catalyst, SO2 oxidation rates were reduced by 38% on average, and by as much as 60% in certain test cases, when compared with the conversion rates of new catalyst. In the case of regenerated honeycomb catalyst, SO2 oxidation rates were measured to be as low as 0.1%, which is comparable to the conversion rates achieved only through the use of more costly, ultra-low conversion catalyst. Importantly, the regenerated catalyst achieved significant reductions in SO2 conversion while still maintaining original catalytic activity levels and NOx reduction performance, whereas the use of ultra-low conversion catalyst has been reported to be associated with a loss in some catalytic activity.

Competition

As of the date of this filing, SCR-Tech is the only company in North America offering a catalyst regeneration process for the North American marketplace that can chemically reactivate and fully restore SCR catalyst activity and NOx reduction performance back to original specifications.

Currently, new catalyst remains the primary competition for SCR-Tech’s regeneration process when a replenishment of catalyst activity is necessary. The leading SCR catalyst suppliers to the U.S. coal-fired power generation market include Argillon, BASF/ CERAM, Cormetech, Haldor Topsoe and Hitachi America. While we believe that SCR-Tech’s regeneration process offers significant cost and performance advantages over the purchase of replacement catalyst and essentially eliminates the costs and environmental concerns associated with land filling spent catalyst, it is possible that these companies and others could eventually develop a solution that may compete with ours. We cannot fully anticipate how catalyst manufacturers may react to growing competitive pressure and increased penetration of regeneration in the U.S. catalyst replacement market. While we know of no catalyst supplier with definitive plans to launch U.S.-based regeneration services in the near-term, we expect some future tactics or market entry by these companies to better compete with SCR-Tech’s regeneration process. Furthermore, we are aware of certain companies, including Cormetech and Hitachi, who have indicated an interest in offering catalyst cleaning and regeneration.

We are aware of one company, STEAG LLC (“Steag”), which is entering the U.S. catalyst regeneration market and has announced plans to offer regeneration services beginning in mid-2007. We are aware that Steag is currently building a regeneration facility in North Carolina. Steag, based in Charlotte, North Carolina, is a subsidiary of a large German power producer, STEAG GmbH. We understand that Steag has hired former SCR-Tech employees for its North Carolina catalyst regeneration operation.

We believe the combination of our intellectual property and patent protection, the real-world experience required to successfully engage in catalyst regeneration, the investment required for a production facility, and the total size of the market create a barrier for a significant number of new entrants to the market. In addition, we believe that our first mover advantage in the regeneration marketplace, combined with our solid reputation as a market leader, established customer base, substantial regeneration experience, and recent technological advances will help us maintain our leading market position as the first company in North America to offer a technically feasible and economically viable regeneration process for SCR catalyst.

Furthermore, we plan to vigorously protect our proprietary technologies and processes and further deter competitors from entering the market through ongoing technology innovations and cost-reduction activities, adding new patents and strengthening our protection of existing patents, and by identifying industry trends and future needs so that we may further tailor our products and services to better meet these needs.

With respect to cleaning and rejuvenation, we expect SCR-Tech’s processes to compete with alternate cleaning and rejuvenation approaches currently in the marketplace. We are aware of at least one company, Enerfab, Inc., that offers an on-site SCR catalyst cleaning and washing process that requires the removal of the catalyst from the SCR system. We believe that SCR-Tech’s patent-protected cleaning process offers several competitive advantages, including both an off-site process and an “in-situ” process that does not require the removal of the catalyst from the SCR system.

Production and Laboratory Facilities

The site of SCR-Tech’s business operations in Charlotte, North Carolina includes a 98,000 square feet production facility for the cleaning and regeneration of SCR catalyst. The capacity of our existing production facility is expected to be sufficient to meet market demand through 2007.

Our current production facility is designed to allow for a significant increase of the current capacity. We believe that through the implementation of additional shifts and a capital investment of approximately $1.0 million to $1.5 million, we can expand our production capabilities to meet our near-term needs. We expect to make this investment in 2007 to accommodate anticipated market growth beginning in 2008.

Over the long-term, with a continued increase in market demand, a further expansion of our production facility is likely to be required. To accommodate further expansion, we anticipate building a second production facility at our existing site or a new facility at a different geographic location. The timing associated with investing in such a facility expansion will be a function of market growth, and could be as early as 2008 or 2009. We estimate the cost of such a facility would approximate $5.0 million.

One of the most important features of our current site is the existence of a waste water treatment plant serving our production facility. While our cleaning and regeneration services involve the removal of hazardous wastes from catalyst and the use of significant chemical materials, our on-site State and EPA-approved waste water treatment plant ensures that our operations are in full environmental compliance. Solid wastes are collected in a filter press. These include heavy metals and fly ash. All are rendered benign, tested to prove their acceptability for landfill, and then disposed in a licensed landfill. Thus no hazardous wastes are generated by our operations. We believe that the capacity of the existing waste water treatment facility is sufficient for both our near-term and long-term needs.

Chemicals required for catalyst cleaning and regeneration are widely available through numerous sources.

We also maintain an on-site laboratory as well as the opportunity to use various certified laboratories in Europe. The personnel in these labs include individuals integrally involved in the development of our proprietary cleaning and regeneration processes. These labs optimize the catalyst cleaning/ regeneration process that is verified independently by third party testing in accordance with VGB Guideline for the Testing of DeNOx Catalyst, the international standard for catalyst testing, and can provide customers with the assurance that the work done by SCR-Tech is of the highest quality in the world.

Intellectual Property

We maintain a rigorous intellectual property program to protect our proprietary technologies and processes. We seek to maintain our reputation as a market leader, and recognize the need to remain technologically advanced relative to competitors and potential competitors, and to distinguish ourselves based on continuous technology innovations. Our intellectual property strategy is to identify key intellectual property developed or acquired by us in order to protect it in a timely and effective manner, and to continually use such intellectual property to our competitive advantage in the SCR services marketplace. An objective of our intellectual property strategy is to enable us to be first to market with proprietary technology and to sustain a long term technological lead in the market.

We use a combination of patents, trade secrets, contracts, copyrights and trademarks to protect the proprietary aspects of our core technologies, technological advances and innovations, including our cleaning and regeneration processes and other know-how, and we work to actively maintain protection of our proprietary technologies and processes over time through follow-on patent filings associated with technology and process improvements that we continually develop. A significant portion of our know-how is protected as trade secrets and supported through contractual agreements with our employees, suppliers, partners and customers.

As of the date of this filing, we either owned (exclusively or jointly), held exclusive license rights from third parties for, or held license rights from affiliates for four U.S. patents and four pending U.S. applications. We also strongly rely on trade secrets and other know-how to protect the foundation technology and processes. We anticipate that when our early patents expire, we will rely on subsequently filed and additional patents along with trade secrets and other know-how to protect the foundation technology and cleaning and regeneration processes. We have adopted a proactive approach to identifying patentable innovations and securing patent protection through the timely filing and aggressive prosecution of patent applications. Accordingly, we plan to continue to file new patent applications as we gain knowledge and experience with our various processes and service offerings.

We believe that our growing patent portfolio can provide us with a significant advantage over our competitors. We will continue to vigorously defend our intellectual property.

Restructuring Activities

We are committed to balancing the successful execution on our long-term business goals and growth objectives with prudent capital management. Accordingly, we regularly evaluate our product and service offerings and associated market opportunities, and consider sales or discontinuation of businesses or product or service offerings, as well as strategic activities or opportunities, including business mergers, acquisitions or other strategic transactions, that could positively impact stockholder value.

Following a thorough review of our business in 2005 we initiated restructuring and cost-reduction activities designed to improve our financial performance, extend our cash reserves, and better position the Company to achieve our commercial goals and growth objectives. To this end, we took actions during the third and fourth quarters of 2005 to streamline our operations and achieve a significant reduction in cash consumption by reducing our workforce, ceasing investment in certain business activities, and reallocating our resources with a focus on core products and markets that we believed offered the greatest return on investment for our stockholders.

As part of our restructuring activities, we discontinued development of our diesel retrofit product during September 2005 in light of anticipated product verification delays, estimated incremental costs required to commercialize a product, the limited timeframe available to take advantage of the retrofit market, and an internal shift in product development priorities.

We also initiated a workforce reduction program, which resulted in the elimination of 26 positions, or approximately 35% of our then full-time staff, between September and December 2005.

In October 2005, we completed work on a $12 million DOE cost-shared contract initiated in October 2001, associated with the development of a compact fuel processor that could convert conventional fuels, such as gasoline, to hydrogen to power proton exchange membrane (“PEM”) fuel cells, with applications in automotive, stationary, auxiliary and back-up power. Due to a lack of continued funding or partner commitments, and our efforts to rationalize our ongoing operations, we elected to no longer conduct research or development activities associated with fuel processing for fuel cell applications.

In February 2006, we announced that we were no longer conducting development or commercial activities associated with our Xonon Cool Combustion® product for gas turbines, in light of ongoing unfavorable gas turbine market conditions and the termination, in December 2005, of our Xonon® Module Supply Agreement with Kawasaki, having determined there was no business or financial justification to continue the agreement under its existing terms. In September 2006, we completed the sale of our catalytic combustion technology and associated gas turbine assets to Kawasaki.

In March 2006, we entered into a Termination Agreement with GE, formally terminating our agreement with GE, driven by GE’s decision to no longer fund the commercial development of a GE10 gas turbine using our Xonon technology.

In July 2006, we completed the sale of our manufacturing and administrative facility located in Gilbert, Arizona.

In October 2006, we completed the sale of our diesel fuel processing technology and associated assets to Eaton.

In connection with the closing of the sales to Kawasaki and Eaton, we are no longer investing significant funds in research and development.

As a result of the actions taken to restructure our operations, we have transitioned from a technology-focused research and development organization to a customer-focused commercial SCR services business. We believe we have emerged on stable financial footing and are in a good position to improve the business commercially.

Human Resources

As of December 31, 2006, we employed 24 persons. Between September 2005 and December 2006, we eliminated 49 positions, or approximately 67% of our then full-time staff, in part through restructuring activities designed to streamline our operations and reduce costs, and in part through the sale of certain businesses. None of our employees are represented by a labor union. We believe our relations with our employees are good.

Available Information

The Company’s Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K, including any amendments filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, will be made available free of charge on or through the Company’s website, www.catalyticaenergy.com, as soon as reasonably practicable following the filing of the reports with the Securities and Exchange Commission. The contents of our website are not, and shall not be deemed to be, incorporated into this report.

RISK FACTORS

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

We have incurred significant net losses since inception and we may never achieve sustained profitability.

We incurred net losses of $3,819,000 and $13,466,000 for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006, we had an accumulated deficit of $142,302,000. We believe that we will continue to incur net losses in 2007, which may be significant.

We exited our mobile diesel retrofit program in September 2005, sold our Gas Turbine Assets to Kawasaki in September 2006 and sold our diesel fuel processing technology and related assets to Eaton Corporation in October 2006. We incurred significant losses in all of those operations. Our sole remaining business, SCR-Tech, did not generate sufficient revenues in 2006 to allow us to be profitable. No assurance can be given that SCR-Tech will generate sufficient SCR catalyst cleaning and regeneration services revenues or SCR management services revenues to allow us to become profitable or to sustain profitability if we were to become profitable.

SCR-Tech has a limited operating history.

SCR-Tech has completed only a limited number of SCR cleaning and regeneration projects since it commenced commercial operations in March 2003. Thus SCR-Tech does not have a long-term operational history sufficient to allow us to determine whether it can successfully operate its business under differing environments and conditions or at any level of sustained profitability.

The size of the market for SCR-Tech’s business is uncertain.

SCR-Tech offers SCR catalyst cleaning, rejuvenation and regeneration, as well as SCR system management and consulting services. The size and growth rate for this market will ultimately be determined by a number of factors, including environmental regulations, the growth in the use of SCR systems to reduce NOx and other pollutants, the length of operation of SCR systems without the need for cleaning, the differences, if any, in the accounting and rate-base effect of using regenerated SCR catalyst as compared to new SCR catalyst as adopted or approved by applicable federal and state regulatory authorities, rejuvenation or regeneration, the expansion of warranty coverage from SCR catalyst OEMs, the cost of new SCR catalyst, and other factors, most of which are beyond the control of SCR-Tech. There is limited historical evidence in the United States as to the cycle of replacement, cleaning and regeneration of SCR catalyst so as to accurately estimate the potential growth of the business. In addition, the number of times a catalyst can be regenerated is unknown, which also may affect the demand for regeneration in lieu of purchasing new catalyst. Any delay in the development of the market could significantly and adversely affect the value of SCR-Tech.

SCR-Tech will be subject to vigorous competition with very large competitors that have substantially greater resources and operating histories.

We are aware of one company, STEAG LLC (“Steag”), which is entering the U.S. catalyst regeneration market and has announced plans to offer regeneration services beginning in mid-2007. We are aware that Steag is currently building a regeneration facility in North Carolina. Steag, based in Charlotte, North Carolina, is a subsidiary of a German power producer, STEAG GmbH (“Steag GmbH”). Steag GmbH is very large and has substantially greater resources than SCR-Tech. We understand that Steag has hired former SCR-Tech employees for its North Carolina catalyst regeneration operation. Competition from Steag likely will have a material adverse effect on our operations, including a potential reduction in operating margins and a loss of potential business.

We are also aware of at least one other company, Enerfab, Inc. (which uses a process developed by Envirgy/Integral), providing SCR catalyst management, rejuvenation and cleaning services. We are aware of certain companies, including Cormetech and Hitachi, who have indicated an interest in offering catalyst cleaning and regeneration. There also are a number of SCR catalyst manufacturers with substantial parent companies that may seek to maintain market share by significantly reducing prices which will put pressure on our operating margins. These companies include Cormetech Inc. (owned by Mitsubishi Heavy Industries and Corning, Inc.), Argillon GmbH (formerly Siemens), BASF/ CERAM, Haldor-Topsoe, Inc. and Hitachi America. Further, if the SCR catalyst regeneration market expands as we expect, additional competitors could emerge. In addition, if the intellectual property protection acquired by us becomes weakened, competition could more easily develop.

If we are unable to protect our intellectual property, or our intellectual property protection efforts are unsuccessful, others may duplicate our technology.

We rely on a combination of patents, trademarks, copyrights, trade secret laws and restrictions on disclosure to protect our intellectual property rights. Our ability to compete effectively will depend, in part, on our ability to protect our proprietary technology, systems designs and manufacturing processes. The ability of others to use our intellectual property could allow them to duplicate the benefits of our products and reduce our competitive advantage. We do not know whether any of our pending patent applications will issue or, in the case of patents issued, that the claims allowed are or will be sufficiently broad to protect our technology or processes. Further, a patent issued covering one use of our technology may not be broad enough to cover uses of that technology in other business areas. In this regard, a significant portion of the patents relied upon by SCR-Tech were acquired from third parties. Even if all our patent applications are issued and are sufficiently broad, they may be challenged or invalidated. We could incur substantial costs in prosecuting patent and other intellectual property infringement suits and defending the validity of our patents and other intellectual property. While we have attempted to safeguard and maintain our property rights, we do not know whether we have been or will be completely successful in doing so. These actions could place our patents, trademarks and other intellectual property rights at risk and could result in the loss of patent, trademark or other intellectual property rights protection for the products, systems and services on which our business strategy partly depends.

We rely, to a significant degree, on contractual provisions to protect our trade secrets and proprietary knowledge. These trade secrets cannot be protected by patent protection. These agreements may be breached, and we may not have adequate remedies for any breach. Our trade secrets may also be known without breach of such agreements or may be independently developed by competitors.

Third parties may claim that we are infringing their intellectual property, and we could suffer significant litigation or licensing expenses or be prevented from selling products and services if these claims are successful. We also may incur significant expenses in affirmatively protecting our intellectual property rights.

Our competitors may independently develop or patent technologies or processes that are equivalent or superior to ours. In recent years, there has been significant litigation involving patents and other intellectual property rights in many technology-related industries and we believe our industry has a significant amount of patent activity. Third parties may claim that the technology or intellectual property that we incorporate into or use to develop, manufacture or provide our current and future products, systems or services infringe, induce or contribute to the infringement of their intellectual property rights, and we may be found to infringe, induce or contribute to the infringement of those intellectual property rights and may be required to obtain a license to use those rights. We may also be required to engage in costly efforts to design our products, systems and services around the intellectual property rights of others. The intellectual property rights of others may cover some of our technology, products, systems and services. In addition, the scope and validity of any particular third party patent may be subject to significant uncertainty.

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

We also may be required to incur significant time and expense in pursuing claims against companies we believe are infringing our intellectual property rights. The complexity of our technology and the nature of intellectual property litigation would make it expensive and potentially difficult to prove that a competitor is in fact infringing on our intellectual property rights, but we may nonetheless find it necessary to commence such litigation to protect our rights and future business opportunities. No assurance can be given as to the outcome of any such litigation if it were to occur.

SCR-Tech’s business is subject to customer concentration.

SCR-Tech offers SCR catalyst cleaning, rejuvenation and regeneration, as well as SCR system management and consulting services to coal-fired power plants. Some of the utilities operating these plants are exceptionally large and operate a number of such power plants. Thus, one or more large utilities could provide a very large order or orders to SCR-Tech which likely would result in one or more such utilities providing most of the orders and revenues for SCR-Tech for a particular quarterly or annual period. During fiscal 2006, one customer represented approximately 34% of our revenue and five customers represented approximately 92% of our revenue for such period. Although such large orders could prove extremely beneficial to SCR-Tech by providing a large and consistent source of orders and revenues without the expense of marketing to a number of smaller customers, SCR-Tech could become highly dependent on a small number of large utilities for its business. In such event, the loss of a particular customer would have a much greater adverse effect on SCR-Tech than the loss of a smaller customer. This also may result in significant swings in orders and revenues on a quarterly basis. SCR-Tech cannot at this time determine the likelihood or extent of such future customer concentration.

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

Because some utilities and independent power producers (“IPPs”) currently operate their SCR units only during the “ozone season” (May 1 — September 30), SCR-Tech’s business may be more limited than if SCR units were required to operate on a continual basis. The NOx State Implementation Plan (“SIP”) Call was configured to impose a summer ozone season NOx limitation in over 19 states and the District of Columbia. During this period, utilities and IPPs seek to operate their SCR catalyst at maximum capacity so as to reduce NOx emissions during this period. During non-ozone season periods, most operators currently have limited (if any) requirements to run their SCR systems. Unless and until such regulations are tightened, much of SCR-Tech’s business may be concentrated outside the ozone season each year. This will likely result in less business than if SCR units were required to be operated throughout the year and may also result in quarters of relatively higher cash flow and earnings and quarters where cash flow and earnings may be minimal. These potential fluctuations in revenues and cash flow during a year may be significant and could materially impact our quarterly earnings and cash flow. This may have a material adverse effect on the perception of our business and the market price for our common stock.

SCR-Tech does not own its regeneration facilities and it is subject to risks inherent in leasing the site of its operations.

SCR-Tech does not own its regeneration site; instead it leases it from Clariant Corporation. Although we believe the lease terms are favorable, the dependence on Clariant and the site could subject SCR-Tech to increased risk in the event Clariant experiences financial setbacks or loses its right to operate the site. This risk is heightened because the site is a Federal Superfund site (under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), which increases the risks that the site ultimately could be shut down or that Clariant will be financially unable to continue its ownership of the site. It may be difficult to relocate to another site on a timely or cost-effective basis, and SCR-Tech’s business could be negatively impacted by any problems with continuing to conduct its operations at its current site.

SCR-Tech could be subject to environmental risks as a result of the operation of its business and the location of its facilities.

The operation of SCR-Tech’s business and the nature of its assets create various environmental risks. SCR-Tech leases its site for operations at a property listed on the National Priority List as a Federal Superfund site. Five CERCLA Areas (those areas of concern identified under the CERCLA program) are identified on the property, and while SCR-Tech does not lease any property identified as a CERCLA Area, one such Area has resulted in contamination of groundwater flowing underneath one of the buildings leased by SCR-Tech. Although SCR-Tech has indemnification from Clariant Corporation for any environmental liability arising prior to the operation of SCR-Tech’s business at the site, there can be no assurance that such indemnification will be sufficient or that SCR-Tech could be protected from an environmental claim from the nature of the site. In addition, the operation of SCR-Tech’s business involves removal of hazardous wastes from catalyst and the use of significant chemical materials. As a result, SCR-Tech could be subject to potential liability resulting from such operations. To date, the Company has not been identified as a potential responsible party to such environmental risks, nor have any amounts been recorded to accrue for these potential exposures.

We likely will be required to make significant capital expenditures to expand SCR-Tech’s production facilities or for other purposes; we may require additional capital for such purposes.

SCR-Tech does not own its regeneration site; instead it leases it from Clariant Corporation, the U.S. subsidiary of a Switzerland-based public company. We believe this site is sufficient to meet SCR-Tech’s anticipated production requirements for 2007. However, in order to meet anticipated demand for increased orders for SCR regeneration services in 2008, we expect to incur capital expenditure costs of $1.0 million to $1.5 million during the next 12-15 months. In addition, we believe we will need to incur approximately $5.0 million of additional capital expenditures commencing in 2008 to construct a second regeneration plant to meet anticipated demand for regeneration services in 2009. Although we believe SCR-Tech’s current site allows for building additional regeneration facilities, including a doubling of capacity in the current facility, such construction could require significantly more capital expenditures than anticipated. Moreover, because of necessary permitting and time for construction, there can be no assurance that SCR-Tech could meet the demands from an unanticipated rapid increase in orders in a timely manner. Any failure to timely fulfill such orders could have an adverse impact on SCR-Tech’s business.

Although we believe our available cash and short-term investments of approximately $18,627,000 at December 31, 2006 is sufficient to fund any currently anticipated capital requirements for SCR-Tech and to otherwise fund our current operations through 2008, there can be no assurance that we will not require additional capital. Moreover, if we incur the expected capital expenditures to expand the capacity of SCR-Tech, but the market does not develop as we expect or increased competition results in loss of significant business, we may not generate additional revenue from such expenses. This could adversely impact our financial position or require us to seek additional funds before the end of 2008. Moreover, other unanticipated expenses for SCR-Tech, such as litigation or other costs for protecting intellectual property rights or as a result of a significant corporate transaction, could result in the need for additional capital prior to December 31, 2008. These additional funding requirements may be significant, and funds may not be available when required or may be available only on terms unsatisfactory to us.

Beyond December 31, 2008, our cash requirements will depend on many factors, including but not limited to the market acceptance of our product and service offerings, the ability of SCR-Tech to generate significant cash flow, the rate of expansion of our sales and marketing activities, the rate of expansion of our production capacity, our ability to manage SG&A expenditures and the timing and extent of SCR-Tech related research and development projects.

In addition, we continue to actively pursue business opportunities, including but not limited to, mergers, acquisitions or other strategic arrangements (collectively referred to as “Strategic Opportunities”). Such Strategic Opportunities could require the use of additional Cash, reducing our available capital prior to December 31, 2008, or could require additional equity or debt financing. The nature and amount of any such financing or the use of any capital in any such transaction cannot be predicted and will depend on the terms and conditions of the particular transaction.

Certain of SCR-Tech’s capital equipment is unique to our business and would be difficult and expensive to repair or replace.

Certain of the capital equipment used in the services performed by SCR-Tech has been developed and made specifically for us and would be difficult to repair or replace if it were to become damaged or stop working. In addition, certain of our equipment is not readily available from multiple vendors. Consequently, any damage to or breakdown of our equipment at a time when we are regenerating large amounts of SCR catalyst at SCR-Tech may have a material adverse impact on our business.

SCR-Tech may be subject to warranty claims from its customers.

SCR-Tech typically provides limited warranties to its customers relating to the level of success of its catalyst cleaning and regeneration services. In the event SCR-Tech is unable to perform a complete regeneration of an SCR catalyst, SCR-Tech may be required to re-perform a regeneration or repay a portion of the fees earned for the regeneration efforts. SCR-Tech also may be required to provide warranties with respect to its other SCR catalyst services provided to its customers. Since SCR-Tech has only a limited operating history in North America, it is not possible to determine the amount or extent of any potential warranty claims that SCR-Tech may incur. There is a risk that any such claims could be substantial and could affect the profitability of SCR-Tech and the financial condition of the Company. The Company does maintain a limited warranty claim liability; however, should the amount of any potential warranty claims be incurred at levels higher than the warranty liability, the profitability and financial condition of the Company could be impacted.

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

If we are unable to attract or retain key personnel, our ability to manage our business could be harmed; we have a very limited number of personnel and we may have difficulty meeting the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Currently our management team is responsible for the operations of our SCR services business and exploring and evaluating potential acquisitions and other strategic opportunities. In light of employee headcount reductions over the past few years, including management level employees and the increasing number of Federal and NASDAQ regulatory requirements, substantial additional burdens have been placed on our management. If Robert Zack, our CEO and CFO, were to depart, we would be required to find both a CEO and CFO to assume his duties. We are also dependent on Bill McMahon, the President of SCR-Tech, for the management of the operations of that business. It may prove difficult for current management to successfully operate these differing areas and meet the demands and requirements of our diverse business activities. Our future success will therefore depend on attracting and retaining additional qualified management and technical personnel. No assurance can be given that management resources will be sufficient to address current and future business activities or that we will not be required to incur substantial additional expenses to add to our management capabilities. Further, our inability to hire qualified personnel on a timely basis, or the departure of any key employee, could harm our expansion and commercialization plans. We will become subject to the internal control over financial reporting requirements of Section 404 of the Sarbanes-Oxley Act of 2002 for the first time in 2007, based on current SEC regulations. As a result of the limited number of financial personnel we employ, we may have difficulty complying with the requirements of Section 404 as a result of the inability to segregate duties and other limitations resulting from our small employee base. Any failure to meet such requirements could have a material adverse effect on us.

Many of the risks of our business have only limited insurance coverage and many of our business risks are uninsurable.

Our business operations are subject to potential environmental, product liability, employee and other risks. Although we have insurance to cover some of these risks, the amount of this insurance is limited and includes numerous exceptions and limitations to coverage. Further, no insurance is available to cover certain types of risks, such as acts of god, war, terrorism, major economic and business disruptions and similar events. In the event we were to suffer a significant environmental, product liability, employee or other claim in excess of our insurance or a loss or damages relating to an uninsurable risk, our financial condition could be negatively impacted. In addition, the cost of our insurance has increased substantially in recent years and may prove to be prohibitively expensive, thus making it impractical to obtain insurance. This may result in the need to abandon certain business activities or subject ourselves to the risks of uninsured operations.

We have indemnified Kawasaki Heavy Industries and Eaton Corporation for certain matters in connection with the sale of our Gas Turbine Assets and our Diesel Technologies and we may be subject to other liabilities from our activities prior to these sales.

In September 2006 we sold our Gas Turbine Assets to Kawasaki. Although this sale resolved all potential prior claims with Kawasaki and its affiliates, we agreed to indemnify Kawasaki for any breaches of various representations and warranties made by us to Kawasaki in connection with the sale of the Gas Turbine Assets. These indemnities generally are limited to the purchase price of $2.1 million. We also have agreed to maintain an amount of not less than $2.0 million in immediately available funds until September 30, 2007 and $1.9 million in immediately available funds from October 1, 2007 until September 30, 2008 to satisfy any indemnification claims from Kawasaki. In October 2006 we sold our Diesel Technologies to Eaton, and we agreed to indemnify Eaton for any breaches of various representations and warranties made by us to Eaton in connection with the sale of the Diesel Technologies, also generally limited to the purchase price of $2.4 million. Thus, we may be subject to claims if we breached any of these representations and warranties to Kawasaki or Eaton. Further, we may be subject to claims from our operation of the Diesel Technologies and our diesel retrofit and gas turbine activities prior to the sales to Kawasaki and Eaton, including potential environmental, business and governmental claims, including the risk of potential repayment of sums received from government funded research and development activities if such programs are audited and the applicable agency requires a reduction in allowed payments to us. No assurance can be given as to the amount of any such potential liability or the likelihood of any claims for such activities.

Liabilities we acquired as a result of our spin-off may have a negative effect on our financial results.

We incurred additional liabilities as a result of our spin-off from Catalytica, Inc. For example, when the business of Catalytica Advanced Technologies, Inc. (“CAT”) was combined with ours, we became responsible for the liabilities of CAT. Additionally, we have obligations under the separation agreements we entered into with Catalytica, Inc., Synotex and DSM Catalytica Pharmaceuticals, Inc. (“DSM”), the successor corporation to Catalytica, Inc. For example, we agreed to indemnify DSM for liabilities arising out of our business, the business of CAT and other liabilities of DSM not associated with the pharmaceuticals business it purchased from Catalytica, Inc., which could include, for example, potential environmental liabilities. We are also responsible for specified potential liabilities arising out of the distribution of our common stock by Catalytica, Inc. To date, no claims have been made against us pursuant to these indemnification provisions and, at December 31, 2006, we believe the likelihood of any material claim being made against us is remote. However, if any additional liabilities materialize, our financial results could be harmed.

Any significant transaction we may undertake could disrupt our business and harm our financial condition.

We regularly evaluate our product and service offerings and associated market opportunities, and consider sales or discontinuation of businesses or product or service offerings, as well as strategic activities or opportunities, including business acquisitions or other strategic transactions that could positively impact shareholder value. We have limited experience in these types of transactions. Any future transactions, including mergers, acquisitions or similar transactions, would entail a number of risks that could materially and adversely affect our business and operating results, including but not limited to:

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

Moreover, any significant acquisition could require substantial use of our capital and may require significant debt or equity financing. No assurance can be given as to the availability or terms of any such financing or its effect on our liquidity and capital resources.

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

The market price of our common stock is highly volatile and has declined significantly since our stock began trading in December 2000. Factors that could cause fluctuation and further declines in our stock price may include, but are not limited to:

•	the nature, amounts and trends with respect to our net losses and cash consumption;

•	the amount of our capital resources and our potential need to seek additional funding;

•	announcements or cancellations of orders;

•	conditions or trends in our industry;

•	changes in the market valuations of other companies in our industry;

•	the effectiveness and commercial viability of products offered by us or our competitors;

•	announcements by us or our competitors of technological innovations, new products, significant acquisitions or mergers, strategic partnerships, divestitures, joint ventures or other strategic initiatives;

•	changes in environmental regulations;

•	additions or departures of key personnel;

•	the effect of our Shareholders Rights Plan;

•	our limited number of shareholders; and

•	our limited trading volume.

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

We expect our revenues and operating results to vary significantly from quarter to quarter. As a result, quarterly comparisons of our financial results are not necessarily meaningful and investors should not rely on them as an indication of our future performance. In addition, due to our stage of development, we cannot predict our future revenues or results of operations accurately. As a consequence, our operating results may fall below the expectations of securities analysts and investors, which could cause the price of our common stock to decline. Factors that may affect our operating results include:

•	the status of development and rate of expansion of our SCR Catalyst and Management Services business;

•	the volume of sales activity in our SCR Catalyst and Management Services business;

•	the market acceptance of SCR catalyst regeneration;

•	the cost of our raw materials and key components;

•	warranty and service costs for products in the field;

•	the introduction, timing and market acceptance of new products and services introduced by us or our competitors;

•	the success of potential new competition;

•	the development of our customer relationships;

•	general economic conditions, which can affect our customers’ capital investments and the length of our sales cycle;

•	the timing and nature of any acquisition or other significant transaction and any of the terms and conditions of any financing in connection with such a transaction; and

•	government regulations.

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

As of December 31, 2006, our executive officers, directors and greater than 5% stockholders controlled 56.3% of our outstanding common stock. If these parties were to act together, they could significantly influence the election of directors and the approval of actions requiring the approval of a majority of our stockholders. The interests of our management or these investors may not always be aligned with the interests of our other stockholders.

Based on shares outstanding as of December 31, 2006, the funds managed by Metalmark Capital LLC on behalf of Morgan Stanley Capital Partners and their affiliates own 18.6% of our outstanding common stock. The Morgan Stanley Capital Partners funds also have stockholder rights, including rights to appoint directors and registration rights. As a result, Morgan Stanley Capital Partners and its affiliates hold a substantial voting position in us and may be able to significantly influence our business.

Provisions in our charter documents, our Shareholder Rights Plan and Delaware law may prevent or delay an acquisition of us, which could decrease the value of our securities.

Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. Furthermore, we have adopted a

Shareholder Rights Plan (the “Plan”) with anti-takeover provisions which are triggered if any stockholder acquires 20% or more (or 21.5% in the case of Morgan Stanley Capital Partners III, L.P. and its affiliates) of our outstanding common stock, resulting in significant dilution of the shares owned by such stockholder unless such stockholder obtains consent of our Board of Directors to purchase shares in excess of the threshold. Thus, the plan could substantially impede the ability of public stockholders to benefit from a change in control or change in our management and board of directors.

During the fourth quarter of 2006, AWM Investment Co., Inc. (“AWM”) inadvertently acquired a greater than 20% ownership position of our outstanding common stock. In December 2006, the Plan was amended to provide the Board of Directors discretion to take into account such factors as it deems relevant and reasonably necessary to ensure compliance with Section 1(a) of the Plan in determining whether a person has divested or will divest with reasonable promptness so as to not be deemed to be or to have become an “Acquiring Person” for purposes of the Plan. Factors that the Board of Directors may take into account include, but are not limited to, the potential impact of the divestiture on the Company’s stock price and any liability of such person which may result from such divestment arising in connection with Section 16 of the Securities Exchange Act of 1934.

On December 14, 2006, the Company entered into a letter agreement which provides certain assurances to the Company concerning AWM’s beneficial ownership of the Company’s common stock in connection with the Plan. This letter agreement calls for AWM and its affiliates to divest a sufficient number of shares of the Company’s common stock by November 30, 2007, so they are no longer beneficial owners of 20% or more of the Company’s common stock. The sale of these shares could adversely affect our stock price.

Item 2.	DESCRIPTION OF PROPERTY

Current Facilities

In early October 2006, the Company completed the relocation of its corporate headquarters to an approximately 11,000 square feet of office space in Tempe, Arizona, which is being leased for approximately $4,100 per month. This lease expires on September 30, 2007, and may be renewed for an additional year on similar terms. We also lease approximately 400 square feet of office space in Belmont, California for our investor relations and related functions for approximately $800 per month. This lease expires on August 31, 2007, and may be renewed for an additional year on similar terms.

SCR-Tech leases approximately 98,000 square feet of office, production, laboratory and warehouse space in Charlotte, North Carolina. This lease expires on December 31, 2012, with two options to renew for five years each.

We believe our existing facilities are in sufficient condition and adequate for both our present needs and for any expansion requirements for SCR-Tech in 2007. We believe we have adequate insurance on such properties.

Facilities Terminated in 2006

On October 25, 2006, the Company entered into and closed an Asset Purchase Agreement (the “APA”) with Eaton providing for the sale of the Company’s diesel fuel processing assets and intellectual property. Under the terms of the APA, the Company also assigned to Eaton the Company’s lease of its 32,500 square feet facility in Mountain View, California, and Eaton assumed the future rental payments and building restoration obligations associated with the lease.

On May 18, 2006, the Company entered into a Purchase and Sale Agreement to sell its former 43,000 square feet manufacturing and administrative facility in Gilbert, Arizona and certain personal property. In connection with the sale, the outstanding loan balance on this building was repaid in full.

Item 3.	LEGAL PROCEEDINGS

Although we may be subject to litigation from time to time in the ordinary course of our business, we are not currently a party to any material legal proceeding.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Catalytica Energy Systems, Inc. common stock is listed on the NASDAQ Global Market under the symbol “CESI.” The following table sets forth high and low closing prices per share for our common stock as quoted on the NASDAQ National Market (prior to August 1, 2006) and the NASDAQ Global Market (on and after August 1, 2006) during each quarter of 2006 and 2005. Such prices represent inter-dealer prices and do not include retail mark-ups or mark-downs or commissions and may not represent actual transactions.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006

Common stock price per share:
High	$1.86	$1.66	$1.35	$2.07
Low	0.97	1.30	0.97	1.06

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

Common stock price per share:
High	$2.81	$2.35	$2.02	$1.29
Low	2.00	1.79	1.40	0.97

As of March 16, 2007, there were 694 holders of record of our common stock, as shown on the records of our transfer agent. The number of record holders does not include shares held in “street name” through brokers.

Dividend Policy

We have never paid cash dividends on our common stock or any other securities. We anticipate we will retain any future earnings for use in the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

Shareholder Rights Plan

In January 2002, our Board of Directors adopted a Shareholder Rights Plan, which was amended in November 2004 and December 2006 (the “Plan”). Under the Plan, we distributed Preferred Stock Purchase Rights as a dividend at the rate of one Right for each share of common stock held by stockholders of record on February 20, 2002 (the “Record Date”). The Board of Directors also authorized the issuance of Rights for each share of common stock issued after the Record Date, until the occurrence of certain specified events. The Plan was adopted to provide protection to stockholders in the event of an unsolicited attempt to acquire the Company. Each Right will entitle the registered holder to purchase from the Company one one-thousandth of a share of Series A Participating Preferred stock at an exercise price of $45, subject to adjustment. We have authorized 5,000,000 shares of Series A preferred stock for issuance pursuant to this plan.

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

During the fourth quarter of 2006, AWM Investment Co., Inc. (“AWM”) inadvertently acquired a greater than 20% ownership position in the Company’s outstanding common stock. In December 2006, the Plan was amended to provide the Board of Directors discretion to take into account such factors as it deems relevant and reasonably necessary to ensure compliance with Section 1(a) of the Plan in determining whether a person has divested or will divest with reasonable promptness so as to not be deemed to be or to have become an “Acquiring Person” for purposes of the Plan. Factors that the Board of Directors may take into account include, but are not limited to, the potential impact of the divestiture on the Company’s stock price and any liability of such person which may result from such divestment arising in connection with Section 16 of the Securities Exchange Act of 1934.

On December 14, 2006, the Company entered into a letter agreement which provides certain assurances to the Company concerning AWM’s beneficial ownership of the Company’s common stock in connection with the Plan. This letter agreement calls for AWM and its affiliates to divest a sufficient number of shares of the Company’s common stock by November 30, 2007, so they are no longer beneficial owners of 20% or more of the Company’s common stock.

Stock Based Compensation Plans

At December 31, 2006, the Company had two stock-based compensation plans, described more fully below.

Stock option plan

The Company has a stock option plan (the “Stock Option Plan”), which allows for the granting of stock options and restricted stock units (“RSUs”) to employees, non-employees, and non-employee directors in exchange for services received. Employees are also eligible for option grants at their hire date based on predetermined quantities set by the compensation committee and are eligible for annual bonus option grants based on achievement of objectives, subject to approval by the compensation committee. Options are periodically granted to non-employees for consulting services rendered, subject to approval by the compensation committee or Board of Directors. Option grants to non-employee directors for their service on the board are determined and approved on an annual basis by the compensation committee. Option grant vesting periods range from immediate vesting to four years and have a contractual life ranging from five to ten years. Option grants are valued using a Black-Scholes option pricing model, and compensation expense is recognized over the requisite service period, which is typically equal to the vesting period. RSU grants are valued based on the closing share price for our common stock as quoted on the NASDAQ Global Market on the date of grant, and compensation expense is recognized over the requisite service period, which is typically equal to the vesting period. The issuance of shares pursuant to the Stock Option Plan is accomplished through the issuance of new shares.

As of December 31, 2006, the Company has not granted any options with performance or market conditions.

Employee stock purchase plan

The Company has an employee stock purchase plan (the “ESPP”), whereby eligible employees of the Company are offered options to purchase shares of the Company’s common stock at a price equal to 85% of the fair market value on the first or last day, whichever was lower, of each six-month subscription period. The discount and look-back features of the ESPP cause it to be considered compensatory under SFAS 123R. ESPP purchases are valued using a Black-Scholes option pricing model, and compensation expense is recognized over the six-month subscription period. The issuance of shares pursuant to the ESPP is accomplished through the issuance of new shares.

Securities Authorized for Issuance under Equity Compensation Plans

	Number of Securities
	to be Issued Upon
	Exercise of
	Outstanding Options	Weighted-Average	Common Stock
	and Conversion of	Exercise Price of	Reserved for Future
	Restricted Stock Units	Outstanding Options	Issuance(1)

Plans approved by stockholders:
1995 Stock Plan	2,263,938	$4.02	4,122,127
2000 Employee Stock Purchase Plan	—		1,060,353

Total	2,263,938		5,182,480

(1)	1995 Stock Plan amount includes options and restricted stock units granted but not yet vested or exercised and options authorized but not yet granted.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Annual Report on Form 10-KSB contain forward-looking statements that involve risks and uncertainties. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions identify such forward-looking statements, which are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in “Item 1. Description of Business — Risk Factors” and elsewhere in this Form 10-KSB.

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

We provide innovative products and services to meet the growing demand for clean energy production, with a focus on cost-effective emissions control solutions for the coal-fired power generation industry. Our economically compelling, leading edge products and services facilitate compliance with the most stringent existing and emerging air quality regulations. Through our SCR-Tech subsidiary, we offer a variety of services for coal-fired power plants that use selective catalytic reduction (“SCR”) systems to reduce nitrogen oxides (“NOx”) emissions. These services include SCR catalyst management, cleaning and regeneration, as well as consulting services to help power plant operators optimize efficiency and reduce overall NOx compliance costs (collectively “SCR Catalyst and Management Services”).

The fourth quarter of fiscal 2006 marked the completion of several initiatives undertaken by the Company during 2005 and 2006 to divest non-revenue generating businesses, assets and technologies including ongoing governmental and OEM funded research and development programs, development of gas turbine and diesel emissions reductions solutions, in which the Company had been involved since its inception through the end of October 2006.

Following a thorough review of the Company’s business in 2005, we initiated restructuring and cost-reduction activities designed to improve our financial performance, extend our cash reserves, and better position the Company to achieve our commercial goals and growth objectives. To this end, we took actions during the third and fourth quarters of 2005 to streamline our operations and achieve a significant reduction in cash consumption by reducing our workforce, ceasing investment in certain business activities, and reallocating our resources with a focus on core products and markets that we believed offered the greatest return on investment for our stockholders.

As part of our restructuring activities, we discontinued development of our diesel retrofit product during September 2005 in light of anticipated product verification delays, estimated incremental costs required to commercialize a product, the limited timeframe available to take advantage of the retrofit market, and an internal shift in product development priorities.

We also initiated a workforce reduction program, which resulted in the elimination of 24 positions, or approximately 33% of our then full-time staff, between September and December 2005.

In October 2005, we completed work on a $12 million DOE cost-shared contract initiated in October 2001 associated with the development of a compact fuel processor that could convert conventional fuels, such as gasoline, to hydrogen to power proton exchange membrane (“PEM”) fuel cells, with applications in automotive, stationary, auxiliary and back-up power. Due to a lack of continued funding or partner commitments, and our efforts to rationalize our ongoing operations, we elected to no longer conduct research or development activities associated with fuel processing for fuel cell applications.

In February 2006, we announced that we were no longer conducting development or commercial activities associated with our Xonon Cool Combustion® product for gas turbines, in light of ongoing unfavorable gas turbine market conditions and our termination in December 2005 of the Xonon® Module Supply Agreement with Kawasaki; having determined there was no business or financial justification to continue the agreement under its existing terms. In September 2006, we completed the sale of our Gas Turbine Assets to Kawasaki.

In March 2006, we entered into a Termination Agreement with GE, formally terminating our agreement with GE, driven by GE’s decision to no longer fund the commercial development of a GE10 gas turbine using our Xonon technology.

In July 2006, we completed the sale of our manufacturing and administrative facility located in Gilbert, Arizona.

In October 2006, we completed the sale of our Diesel Technologies to Eaton.

In connection with the closing of the sales to Kawasaki and Eaton, we are no longer investing significant funds in research and development activities. The completion of the sale of our Diesel Technologies marked the exit from research and development activities for the Company.

Our 2006 investment in R&D activities, which are included in loss from discontinued operations in the Consolidated Statements of Operations, was substantially less than 2005 levels. In addition to a decrease in R&D activities, we realized significant gains on disposals of assets associated with those discontinued operations as a result of the sale of our Gilbert corporate headquarters and manufacturing facility and the sales of our Gas Turbine Assets and Diesel Technologies, all of which are included in gain from disposal of discontinued operations in the Consolidated Statements of Operations. These factors also contributed to a significant reduction in overall net loss for 2006 as compared to 2005.

As a result of the actions taken to restructure our operations, we have transitioned from a technology-focused research and development organization to a customer-focused commercial SCR services business. We believe we have emerged on stable financial footing and are in a stronger position to improve the business commercially.

In addition to a primary focus today on growing our SCR services business, we seek to expand our product and service offerings in the coal-fired power generation and/or clean energy markets through partnerships, synergistic product line extensions or other strategic ventures. Accordingly, we plan to continue actively exploring strategic opportunities, including business acquisitions or other transactions that we believe could create additional value in the business.

Results of Operations

The following summary presents the results of operations from comparable periods for the years ended December 31, 2006 and 2005 (in thousands):

	For the Year Ended
	December 31,
	2006	2005

Revenues	$7,383	$1,726

Costs and expenses:
Cost of revenues	5,197	2,523
Selling, general and administrative	6,438	6,107

Total costs and expenses	11,635	8,630

Operating loss	(4,252)	(6,904)
Interest and other income	1,114	3,253
Interest and other expense	(128)	(683)

Loss from continuing operations	(3,266)	(4,334)

Discontinued operations:
Gain from disposal of discontinued operations	5,093	—
Loss from discontinued operations	(5,646)	(9,132)

Total loss from discontinued operations	(553)	(9,132)

Net loss	$(3,819)	$(13,466)

Comparison of the years ended December 31, 2006 and 2005:

REVENUES

SCR Catalyst and Management Services revenues result primarily from catalyst cleaning and regeneration services. Additionally, the Company provides SCR catalyst management and consulting services, including catalyst inspection, performance testing and analysis, catalyst specification, and computer simulation to help power plant operators improve their SCR system performance and achieve cost-effective NOx compliance. Beginning in 2006, SCR Catalyst and Management Services revenues include charges to customers related to shipping expenses incurred to ship catalyst between the customer site and the SCR-Tech facility. Prior to 2006, shipping was arranged and paid for directly by customers; thus no shipping revenues were realized by us prior to 2006.

SCR Catalyst and Management Services revenue is project-based, and as such, the timing of those revenues varies from period-to-period.

SCR Catalyst and Management Services revenues increased by $5,657,000, or 328%, to $7,383,000 in 2006 as compared to $1,726,000 in 2005. This increase was partially attributable to low 2005 revenue volumes, which is described more fully below, and to a $2.3 million larger backlog entering 2006 as compared to 2005. Four new contracts were entered into and completed during 2006, representing $6,015,000 of the full year 2006 revenue. The remainder of the 2006 revenue relates to the completion of contracts commenced in 2005 and completed in 2006, in addition to another contract which commenced in 2006 and will be completed in 2007. Lastly, shipping revenue increased by $774,000; in 2005, no shipping revenue was realized because shipping was arranged by and paid for directly by our customers.

We believe 2007 SCR Catalyst and Management Services revenues will be slightly below 2006 revenues and expect they will range between $6.0 million and $7.0 million. However, our expectations are subject to significant uncertainty as to the nature of the market in 2007 and the timing of receipt of orders and recognition of revenue. Backlog as of December 31, 2006 was $2.6 million, including $112,000 of deferred revenue, as compared to backlog of $3.1 million as of December 31, 2005, including $185,000 of deferred revenue.

COST OF REVENUES

Cost of revenues are attributable to SCR Catalyst and Management Services and include direct labor, plant management wages, fringe benefits, temporary labor, facility rent, chemicals, depreciation, supplies, third party testing services, shipping expenses, insurance, warranty reserves and amortization of intangible assets, and are expensed as incurred. In addition, cost of revenues includes inventory-related costs of SCR catalyst modules purchased by us and sold to our customers.

Cost of revenues increased by $2,674,000, or 106%, to $5,197,000 in 2006 as compared to $2,523,000 in 2005. This increase was primarily due to increases in production and plant management wages, temporary labor, chemicals and utilities, third party testing services, rent expense, shipping expenses, warranty expenses, and inventory-related expenses incurred in the sale of SCR catalyst modules. Production and plant management wages and related benefits increased by $217,000 due to increased sales volumes and associated staffing increases. Temporary labor, chemicals and utilities increased by $675,000, and third party testing services increased by $177,000 due to increased sales volumes. Rent expense increased by $136,000 due to an increase in leased space and overall rate increases. Shipping expenses increased by $512,000. During 2006, shipping expenses were borne by us and billed to our customers; during 2005 shipping was arranged by and paid for directly by our customers. Warranty expenses increased by $201,000. Warranty reserves are based on historical experience and established as a percentage of revenue recorded during the most recent twelve months and are subject to fluctuations depending on volume and timing of recognized revenues. Inventory-related expenses increased by $539,000 due to the sale of regenerated SCR catalyst modules in 2006; no such sales occurred in 2005.

We believe 2007 cost of revenues will be slightly below 2006 cost of revenues, as cost of revenues generally varies directly with changes in revenues, which we anticipate will decline slightly in 2007.

GROSS MARGIN

Gross margin percentages are primarily impacted by sales mix, including the type of service provided and the type of catalyst cleaned or regenerated, sales price and production volume.

During 2006, our gross margin percentage improved to 29.6% from a negative 46.2% in 2005. This gross margin improvement was primarily a result of an increase in production volume and related increase in gross margin dollars, which provided greater coverage of our fixed production costs.

Subject to our sales mix, which we cannot accurately predict for 2007, we believe our 2007 gross margin percentage will be consistent with our 2006 gross margin percentage even though our 2007 revenues are projected to be equal to or slightly lower than our 2006 revenues. This belief is based on improvements in our production processes which we implemented throughout 2006 along with the capital investments we plan to make in 2007 to further enhance our production processes, which we believe will have a favorable impact on cost of revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A includes compensation, benefits and related costs of SCR Catalyst and Management Services and includes wages and related benefits, rent, utilities, depreciation, consulting and professional services, marketing, legal, travel, supplies, accounting and auditing services, and IT-related costs.

SG&A increased by $331,000, or 5%, to $6,438,00 in 2006 as compared to $6,107,000 in 2005. Facilities and information technology-related expenses were $492,000 higher due to our exit from R&D activities in 2006 and the related reduction in allocation of certain SG&A expenses to R&D. Wages, sales commissions, and related benefits increased by $274,000 resulting from staff additions at SCR-Tech driven by sales volume growth. Retention payments made in 2006 to maintain continuity of remaining corporate staff increased by $121,000. Stock compensation expense increased by $331,000 due to the implementation of SFAS 123R. In addition, fiscal 2005 SG&A included a favorable $192,000 bad debt expense adjustment resulting from collection of a note which had been fully reserved for in prior years; no reserve adjustments occurred in 2006. Due to our corporate reorganization and related downsizing, which occurred in 2005 and 2006, corporate wages and related benefits decreased by $291,000. Severance expenses were $209,000 lower in 2006 due to a reduction in employee terminations and related payments. Utilities and depreciation were $288,000 lower due to corporate restructuring initiatives resulting in lower utilities incurred as a result of lower staff levels and occupied facilities and reduced depreciation resulting from a decreased fixed asset base. Consulting expenses decreased by $287,000 due to decreased need for external consulting support in 2006.

We expect SG&A for 2007 to decrease as compared to 2006 due to reductions in corporate, sales and support staff and related expenses resulting from the restructuring initiatives completed in 2006. However, we may expect to incur significant expenses for consulting and professional fees in connection with our plans to evaluate and pursue strategic opportunities.

INTEREST AND OTHER INCOME

Interest income is generated from money market and short-term investments. Other income consists of other non-operating gains and losses.

Interest and other income decreased by $2,139,000 in 2006 as compared to 2005, primarily due to a $2,105,000 gain recognized in 2005 related to the settlement of the remaining SCR-Tech acquisition liability for less than its recorded amount.

We expect interest and other income will decrease in 2007 as compared to 2006, as we are projecting a decline in cash and investments in order to meet operating requirements and capital investments at SCR-Tech which are necessary to increase production capacity.

INTEREST AND OTHER EXPENSE

Interest expense reflects amounts incurred under long-term debt and capital lease obligations. The primary components of long-term debt were a term loan related to our manufacturing and administrative facility in Gilbert, Arizona, the balance of which was repaid in connection with the sale of the building in the third quarter of 2006, and debt related to the SCR-Tech acquisition liability, which was settled during 2005. Other expense reflects other non-operating expenses, primarily loss on sale of assets, for which amounts are not material for separate presentation.

Interest and other expense for 2006 decreased by $555,000 compared to 2005 due to the repayment of the building loan during the third quarter of 2006 and the repayment of the SCR-Tech acquisition debt during the fourth quarter of 2005.

We expect interest and other expense will decrease during 2007 compared to 2006 due to the repayment of the Gilbert building loan during 2006.

INCOME TAXES

No benefit from income taxes was recorded in 2006 or 2005 due to the uncertainty of future taxable income that would allow us to realize deferred tax assets generated from our losses. We do not believe we will incur any material income taxes in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

Prior to our spin-off in December 2000, Catalytica, Inc. made a $50.0 million cash investment in our Company. Additionally, in August 2001, we received net proceeds of $47.7 million from a public offering of our common stock. Through December 31, 2006, we used the proceeds from the capital contribution and our public offering primarily to fund our ongoing research and development efforts associated with our diesel emissions reductions solutions and the commercialization of our Xonon Cool Combustion technology for gas turbine applications, the purchase of our commercial manufacturing and administrative facility in Gilbert, Arizona and other capital expenditures, the purchase of SCR-Tech, funding our continuing losses, and for general corporate purposes. During the third quarter of 2006, we sold our Xonon Cool Combustion technology for gas turbine applications (the “Gas Turbine Assets”) and sold our Gilbert, Arizona facility as part of our initiatives to divest of non-revenue generating businesses, assets and technologies, and to maintain financial viability by reducing costs. Consistent with this strategy, in October 2006, we sold our diesel fuel processing technology and assets (the “Diesel Technologies”) to

Eaton, and Eaton agreed to assume certain liabilities in connection therewith, including the lease of our research and development facilities in Mountain View, California and building restoration obligations associated with the lease.

Our total cash, cash equivalents and short-term investments was approximately $18.6 million at December 31, 2006 compared to approximately $21.3 million at December 31, 2005. Other items included in working capital, i.e. accounts receivable, inventory, trade payables and accrued liabilities, are not significant in evaluating the Company’s liquidity and capital resources at December 31, 2006.

Significant sources of cash generated during fiscal 2006 included the sale of our Gas Turbine Assets for gross proceeds of $2.1 million, the sale of our Gilbert, Arizona facility and certain assets for approximately $4.8 million and gross proceeds from the sale of our Diesel Technologies of approximately $2.4 million. Significant uses of cash during this twelve-month period included our cash used for operating activities of approximately $7.0 million, the payment of approximately $2.9 million of debt associated with the Gilbert, Arizona facility, and approximately $2.1 million of termination benefits associated with our Gas Turbine Assets and Diesel Technologies sales.

Our use of cash, cash equivalents and short-term investments (“Cash Consumption”) was approximately $2.7 million for the fiscal year ended December 31, 2006, which compares to Cash Consumption of approximately $14.3 million for the fiscal year ended December 31, 2005.

The following table provides a reconciliation of Cash Flow per our consolidated financial statements to Cash Consumption for the fiscal years ended December 31, 2006 and December 31, 2005 (in thousands):

	Year Ended December 31,
	2006	2005

Decrease in Cash and Cash Equivalents (Cash Flow)	$(832)	$(25,411)
(Decrease) Increase in Investments	(1,873)	11,151

Cash Consumption	$(2,705)	$(14,260)

Historically, our near-term capital requirements depended on numerous factors, including but not limited to our product development and commercialization activities, market acceptance of our products, and our rate of sales growth. However, as a result of the sale of our Gas Turbine Assets and the sale of the Diesel Technologies, effective October 26, 2006 we no longer have a Catalyst-Based Technology Solutions segment and no longer invest significant funds in research and development activities.

Capital expenditures in the twelve months ended December 31, 2006 were $0.2 million compared to $0.1 million for the twelve months ended December 31, 2005. Future capital expenditures are anticipated to be required primarily for the expansion of production capacity at SCR-Tech, and to a lesser extent, to maintain SCR-Tech’s facilities. We currently anticipate spending up to $1.5 million during the next 12-15 months to invest in equipment and facilities to maintain and increase capacity to meet our anticipated needs for SCR-Tech in 2008. In addition, we believe we will need to incur approximately $5.0 million of additional capital expenditures commencing in 2008 to construct a second regeneration facility to meet anticipated demand for regeneration services commencing in 2009. This facility may be constructed at or near our current facility or at a different geographic location, depending on market conditions and other factors. The timing and amount of any capital expenditures will depend on a number of factors, including demand for our products and services, changes in industry and market conditions, product mix and competitive factors.

We believe that our 2007 revenues will be between $6.0 and $7.0 million, which is below our 2006 revenue. We believe our total Cash Consumption for 2007 will range between $3.0 and $4.0 million, subject to our achieving our revenue projections.

We believe our available cash, cash equivalents and short-term investments in the amount of $18.6 million as of December 31, 2006 will provide sufficient capital to fund operations as currently conducted until at least December 31, 2008. However, if we incur the expected capital expenditures to expand the capacity of SCR-Tech, but the market does not develop as we expect or increased competition results in loss of significant business, we may not generate additional revenue from such expenses. This could adversely impact our financial position or require us to seek additional funds before the end of 2008. We anticipate incurring expenses, which may be significant, in exploring business acquisitions or other strategic transactions, including legal, accounting, consulting and investment banking fees and expenses. Moreover, unanticipated expenses, such as intellectual property or other litigation costs or unexpected increases in costs for equipment, chemicals or labor for SCR-Tech, or acquisition costs and expenses as a result of undertaking a significant corporate transaction could result in the need for additional capital prior to December 31, 2008. Beyond December 31, 2008, our cash requirements will depend on many factors, including but not limited to the market acceptance of our product and service offerings, the ability of SCR-Tech to generate significant cash flow, the rate of expansion of our sales and marketing activities, the rate of expansion of our production capacity, our ability to manage SG&A expenditures and the timing and extent of SCR-Tech related research and development projects.

In addition, we continue to actively pursue business opportunities, including but not limited to mergers, acquisitions or other strategic arrangements (collectively referred to as “Strategic Opportunities”). Such Strategic Opportunities could require the use of additional funds, reducing our available capital prior to December 31, 2008, or could require additional equity or debt financing. The nature and amount of any such financing or the use of any capital in any such transaction cannot be predicted and will depend on the terms and conditions of the particular transaction.

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

In addition, the Company has no special purpose entities or off balance sheet financing arrangements, commitments, or guarantees other than certain long-term operating lease agreements for our office, production and warehouse facilities which approximates $400,000 per year.

Contractual Obligations

We had various contractual obligations outstanding as of December 31, 2006. The following table sets forth payments due for each of the next 5 years and thereafter (in thousands):

	Total	2007	2008	2009	2010	2011	Thereafter

Long-Term Debt Obligations	$—	$—	$—	$—	$—	$—	$—
Capital Lease Obligations	19	3	4	4	4	4	—
Operating Lease Obligations
Building	2,303	395	361	372	380	391	404
Equipment	76	16	16	16	15	9	4
Purchase Obligations	—	—	—	—	—	—	—
Other Long-Term Liabilities Other	—	—	—	—	—	—	—

Total Contractual Obligations	$2,398	$414	$381	$392	$399	$404	$408

Other Commitments

In connection with the sale of our Gas Turbine Assets to Kawasaki in September 2006, we agreed to indemnify Kawasaki for any breaches of various representations and warranties made by us to Kawasaki in connection with the sale. These indemnities are generally limited to the purchase price of $2.1 million. In addition, we have agreed to maintain an amount of not less than $2.0 million in immediately available funds until September 30, 2007 and $1.9 million in immediately available funds from October 1, 2007 until September 30, 2008 to satisfy any indemnification claims from Kawasaki.

In connection with the sale of our Diesel Technologies to Eaton in October 2006, we agreed to indemnify Eaton for any breaches of various representations and warranties made by us to Eaton in connection with the sale. These indemnities are generally limited to the purchase price of $2.4 million.

We incurred additional contingent liabilities as a result of our spin-off from Catalytica, Inc. For example, when the business of Catalytica Advanced Technologies, Inc. (“CAT”) was combined with ours, we became responsible for the liabilities of CAT. Additionally, we have obligations under the separation agreements we entered into with Catalytica, Inc., Synotex and DSM Catalytica Pharmaceuticals, Inc. (“DSM”), the successor corporation to Catalytica, Inc. For example, we agreed to indemnify DSM for liabilities arising out of our business, the business of CAT and other liabilities of DSM not associated with the pharmaceuticals business it purchased from Catalytica, Inc., which could include, for example, potential environmental liabilities. We are also responsible for specified potential liabilities arising out of the distribution of our common stock by Catalytica, Inc. To date, no claims have been made against us pursuant to these indemnification provisions and, at December 31, 2006, we believe the likelihood of any material claim being made against us is remote.

We have not recorded any liabilities related to the above contingencies, as we believe the likelihood of claim for each to be remote.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to contract terms, bad debts, investments, goodwill and other intangible assets, warranty reserves, and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results would differ from these estimates under different assumptions or conditions.

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

Revenues related to SCR catalyst regeneration and cleaning services are recognized when the service is completed for each catalyst module. Customer acceptance is not required for regeneration and cleaning services in that SCR-Tech’s contracts currently provide that services are completed upon receipt of testing by independent third parties confirming compliance with contract requirements. Testing generally occurs three times during a particular customer project. Once a successful test result is received from an independent third party, revenue is recognized for each catalyst module processed prior to the receipt of such test results, and revenue is subsequently recognized for each catalyst module as its processing is completed. As the Company utilizes a consistent methodology and formula for each project, it is unlikely that subsequent testing would not be successful. Nonetheless, if a subsequent test result were to indicate failure, the Company would cease recognizing revenue on any subsequent modules until new testing evidence confirms successful processing. We maintain a revenue allowance equal to ten percent of revenue earned for each contract to provide for any deficient test results that may occur after our initial test. This revenue allowance is removed, and revenue recognized, upon receipt of successful final test results and issuance of a final report to the customer.

From time to time, SCR-Tech purchases spent catalyst modules, regenerates them and subsequently sells them to customers as refurbished units. In such cases, revenues are not recognized until the units are delivered to the customer.

A typical customer project may take 30 to 90 days to complete. Due to the nature of the demand for SCR catalyst regeneration and cleaning services, some of our contracts provide for extended payment terms. In a situation where the project for a customer is complete, but the customer is not contractually committed to receive an invoice within the succeeding six months (and subsequent payment is due within 30 days of invoice date), revenue is deferred until the six month criteria is met. If the customer contract provides for a deposit or progress payments, we recognize revenue up to the amount received. No rights of return exist. The customer is generally responsible for the removal and subsequent installation of the catalyst. Our revenue arrangements do not have any material multiple deliverables as defined in Emerging Issues Task Force (“EITF”) 00-21, “Accounting for Multiple Element Revenue Arrangements.”

Costs associated with performing SCR catalyst regeneration and cleaning services are expensed as incurred because of the close correlation between the costs incurred, the extent of performance achieved and the revenue recognized. In the situation where revenue is deferred due to uncertainty of collection, the Company does not defer costs due to the uncertainties related to payment for such services.

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

Stock Based Compensation

We have two stock based compensation plans, consisting of a stock option plan and an employee stock purchase plan. The stock option plan provides for the granting of stock options and restricted stock units to employees, non-employees, and non-employee directors in exchange for services received. The employee stock purchase plan provides to employees the opportunity to purchase shares of our common stock at a price equal to 85% of the fair market value on the first or last day, whichever is lower, of each six-month subscription period. Prior to January 1, 2006, the Company accounted for stock based compensation plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-based Compensation.”

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) (“SFAS 123R”), “Share-Based Payment,” using the modified prospective method. SFAS 123R requires stock based compensation to be measured based on the fair value of the award on the date of grant and the corresponding expense to be recognized over the period during which an employee is required to provide services in exchange for the award. The fair value of each stock option award is estimated using a Black-Scholes option pricing model based on certain assumptions including expected term, risk-free interest rate, stock price volatility, and dividend yield. The fair value of restricted stock unit grants is based on the closing share price for our common stock as quoted on the NASDAQ Global Market on the date of grant. The fair value of employee stock plan purchases is estimated using a Black-Scholes option pricing model, similar to stock option valuations. The provisions of SFAS 123R also require estimates of expected forfeiture rate and recognition of expense for only those shares expected to vest. If our actual experience differs significantly from the assumptions used to compute our stock based compensation, or if our actual forfeiture rate is materially different from our estimate, our stock based compensation expense could be materially different.

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Purchase prices of acquired businesses that are accounted for as purchases have been allocated to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired were allocated to goodwill. Pursuant to SFAS No. 142, goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually, or whenever events or changes in circumstances indicate the carrying value may not be recoverable, in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” Other intangible assets that have finite useful lives, including patents, trademarks, trade secrets and other purchased technology, were recorded at fair value at the time of the acquisition, and are carried at such value less accumulated amortization. We amortize these intangible assets on a straight-line basis over their useful lives, estimated at ten years.

We performed an annual goodwill and intangible assets impairment analysis as of December 31, 2006 and determined that goodwill and intangible assets were not impaired.

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

Accrued Warranty Liability

We typically provide limited performance guarantees for our SCR catalyst cleaning and regeneration services. We maintain a warranty liability to provide for estimated warranty obligations that might arise. The accrued warranty liability is established as a percentage of the previous twelve months SCR catalyst cleaning and regeneration services revenues based on management’s estimate of future potential warranty obligations and limited historical experience. Adjustments will be made to accruals as warranty claim data and historical experience warrant. Since our inception, no warranty claims have been presented to us. Our warranty obligation may be materially affected by product or service failure rates and other costs incurred in correcting a product or service failure. Should actual product or service failure rates or other related costs differ from our estimates, revisions to the accrued warranty liability would be required.

Income Taxes

We account for income taxes under the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. SFAS No. 109 further states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. As a result we have recorded a full valuation allowance against our deferred tax assets and expect to continue to record a full valuation allowance on future tax benefits until we reach sustained profitability.

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

Impact of Recently Issued Accounting Standards

In May 2005, the FASB issued SFAS Statement No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for accounting and reporting a change in accounting principle, and applies to all voluntary changes in accounting principles. Specifically, SFAS No. 154 requires retrospective application to prior periods’ financial statements. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in the income statement. SFAS No. 154 became effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. No events which would be subject to the provisions of SFAS No. 154 occurred during the periods presented, however, should such an event occur in the future, our financial statements would be affected.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on an income tax return. The accounting provisions of FIN 48 are effective for reporting periods beginning after December 15, 2006. We are currently assessing the impact, if any, the adoption of FIN 48 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS Statement No. 157 (“SFAS No. 157”), “Fair Value Measurements,” which addresses the measurement of fair value by companies when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 provides a common definition of fair value to be used throughout GAAP which is intended to make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS No. 157 will be effective for an entity’s financial statements issued for fiscal years beginning after November 15, 2007. We are currently assessing the impact, if any, the adoption of SFAS No. 157 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS Statement No. 158 (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This new standard requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other post-retirement plans in their financial statements. The new standard is effective as of the end of fiscal years ending after

December 15, 2006 for companies with publicly traded securities. The adoption of SFAS No. 158 did not have any impact on our consolidated financial statements since we currently do not sponsor defined benefit pension or post-retirement plans.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance for how errors should be evaluated to assess materiality from a quantitative perspective. SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings. SAB 108 was required to be adopted by December 31, 2006, and the adoption of SAB 108 did not have any material impact on our consolidated financial statements.

Item 7.	CONSOLIDATED FINANCIAL STATEMENTS

Our Consolidated Financial Statements and the report of the independent registered public accounting firm appear on pages 50 through 74 of this Form 10-KSB.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.  We have carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. In addition, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

(b) Changes in internal controls.  There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Annual Report as we intend to file our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Report, and certain information in the Proxy Statement is incorporated herein by reference.

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information concerning directors, executive officers, and members of the audit committee and other committees of the Board of Directors of Catalytica Energy Systems, Inc. required to be included in this item is set forth under the headings “Information about our Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers” in Catalytica Energy’s 2007 Proxy Statement, and is incorporated into this report by reference.

The section entitled “Audit Committee Financial Expert” appearing in our 2007 Proxy Statement sets forth certain information with respect to the presence of an Audit Committee Financial Expert and is incorporated herein by reference. The section entitled “Code of Ethics” appearing in our 2007 Proxy Statement sets forth certain information with respect to our Code of Ethics and is incorporated herein by reference.

Item 10.	EXECUTIVE COMPENSATION

The section entitled “Executive Compensation” appearing in our 2007 Proxy Statement sets forth certain information with respect to the compensation of our management and is incorporated herein by reference.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section entitled “Security Ownership of Principal Stockholders and Management” appearing in our 2007 Proxy Statement sets forth certain information with respect to the ownership of our common stock and is incorporated herein by reference.

The “Securities Authorized for Issuance under Equity Compensation Plans” table contained in Item 5 of this annual report is incorporated herein by reference.

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled “Transactions with Management” appearing in our 2007 Proxy Statement sets forth certain information with respect to certain business relationships and transactions between us and our directors and officers and is incorporated herein by reference.

Item 13.	EXHIBITS

Exhibit
Number		Notes	Description

2.1		(5)	Assignment and Assumption Agreement between Catalytica, Inc. and the Registrant, effective as of July 25, 1995.
2	.1A	(28)	Membership Interests and Asset Purchase Agreement dated as of January 21, 2004 by and among EnBW Energy Solutions GmbH, with respect to Articles VII and X only, ENVICA GmbH, ENVICA Kat GmbH, E&EC Energy & Environmental Consultants GmbH, SCR-Tech GmbH, CESI-SCR, Inc. and, with respect to Section 11.18 and Articles VI and IX only, Catalytica Energy Systems, Inc., filed as Exhibit 2.1, dated as of January 21, 2004.
2.2		(11)	Employee Matters Agreement between Catalytica, Inc. and the Registrant, effective as of December 15, 2000.

Exhibit
Number		Notes	Description

2	.2A	(28)	Amendment No. 1 to Membership Interests and Asset Purchase Agreement by and among EnBW Energy Solutions GmbH, ENVICA GmbH, ENVICA Kat GmbH, E&EC Energy & Environmental Consultants GmbH, SCR-Tech GmbH, SCR-Tech LLC, CESI-SCR, Inc., filed as Exhibit 2.2, dated as of February 20, 2004.
2.3		(11)	Form of Master Trademark Ownership and License Agreement between Catalytica, Inc. and the Registrant, effective as of December 15, 2000.
2.4		(11)	Tax Sharing Agreement between Catalytica, Inc., Synotex, Inc. and the Registrant, dated as of December 15, 2000.
2.5		(11)	Master Confidential Disclosure Agreement between Catalytica, Inc. and the Registrant, effective as of December 15, 2000.
2.6		(5)	Cross-License Agreement between Catalytica, Inc. and the Registrant, effective as of July 1995.
2.7		(5)	Cross-License Agreement between Catalytica Advanced Technologies, Inc. and Catalytica, Inc., dated July 1995.
2.8		(5)	Tax Sharing Agreement between Catalytica, Inc., Catalytica Bayview, Inc., Catalytica Advanced Technologies, Inc. and the registrant, dated March 4, 1999.
2	.8A	(11)	Indemnification Agreement between Catalytica, Inc. and the Registrant, filed as Exhibit 2.8, dated December 15, 2000.
2.9		(11)	Transition Services Agreement between Catalytica, Inc. and the Registrant, dated December 15, 2000.
2.10		(11)	Real Estate Matters Agreement between Catalytica, Inc. and the Registrant, dated December 15, 2000.
2.11		(11)	Master Separation Agreement between Catalytica, Inc. and the Registrant, dated December 15, 2000.
3.1		(11)	Amended and Restated Certificate of Incorporation of Catalytica Energy Systems, Inc., dated December 13, 2000.
3	.1A	(18)	Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively, filed as Exhibit 4.1, dated January 29, 2002.
3.2		(8)	Form of Amended and Restated Bylaws.
4.1		(11)	Stock Specimen of the Registrant.
4	.1A	(18)	Preferred Stock Rights Agreement between the Registrant and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively, filed as Exhibit 4.1, dated January 29, 2002.
4	.1B	(35)	Amended and Restated Preferred Stock Rights Agreement with Mellon Investor Services LLC, filed as Exhibit 4.1, dated November 22, 2004.
4	.1C	(57)	Amendment No. 1 to Amended and Restated Preferred Stock Rights Agreement with Mellon Investor Services, LLC, filed as Exhibit 4.3, dated as of December 14, 2006
10.4		(5)*	Promissory Notes from Peter B. Evans issued to Registrant, both dated July 20, 1999.
10.6		(3)	Limited Liability Company Operating Agreement of GENXON Power Systems, LLC, dated October 21, 1996.
10.7		(4)	Amendment No. 1 to the Operating Agreement of GENXON Power Systems, LLC, dated December 4, 1997.
10.11		(5)	Omnibus Agreement by and among Catalytica, Inc., Sundance Assets, L.P., Enron North America Corp. and the Registrant, dated August 29, 2000.
10.12		(5)+	Collaborative Commercialization and License Agreement among General Electric Co., GENXON Power System, LLC and the Registrant, dated as of November 19, 1998.
10.17		(8)	Registration Rights Agreement between Morgan Stanley Capital Partners III and its affiliates and the Registrant, dated September 2000.
10.18		(7)*	2000 Employee Stock Purchase Plan of the Registrant.

Exhibit
Number	Notes	Description

10.23	(12)	Share Transfer Agreement between the Registrant and JSB Asset, LLC, dated December 15, 2000.
10.26	(16)+	Technology Development and Transfer Agreement between Kawasaki Heavy Industries, Ltd. and Registrant, dated December 13, 2000.
10.27	(16)+	Xonon Module Supply Agreement by and among Kawasaki Heavy Industries, Ltd. and Registrant, dated December 13, 2000.
10.30	(19)+	Amendment No. 1 to the Collaborative Commercialization and License Agreement between Catalytica Combustion Systems, Inc. and GENXON Power Systems, LLC and General Electric Company, dated January 3, 2002.
10.32	(19)	GENXON Membership Transfer and Settlement Agreement between the Registrant, Woodward Governor Company, and GENXON Power Systems, LLC, dated December 19, 2001.
10.33	(19)	Control Patent Assignment and Cross-License Agreement between the Registrant and Woodward Governor Company, dated December 19, 2001.
10.43	(26)	Third Amendment and Extension to Lease Agreement between Jack Dymond Associates and Catalytica Energy Systems, Inc., dated June 20, 2003.
10.46	(29)	Lease Agreement dated December 16, 2002 between Clariant Corporation and SCR-Tech, LLC, dated December 16, 2002, and First Amendment to Lease Agreement between Clariant Corporation and SCR-Tech, LLC., dated February 18, 2004.
10.47	(34)	Loan Modification Agreements between the Arizona State Compensation Fund and the Registrant, as amended, dated August 9, 2004.
10.48	(36)*	Form of Indemnification Agreement between the Registrant and executive officers and directors of the Registrant.
10.49	(36)*	Consulting Agreement between the Registrant and David Merrion, dated February 1, 2005
10.50	(37)*	Retention Agreement by and between the Registrant and Ralph Dalla Betta, dated as of September 27, 2005
10.51	(37)	Retention Agreement by and between the Registrant and Joe Barry, dated as of September 27, 2005
10.52	(37)*	Severance Consulting and Release Agreement by and between the Registrant and Dominic Geraghty, dated as of September 27, 2005
10.53	(38)*	Employment Agreement by and between the Registrant and Robert W. Zack, dated as of September 27, 2005
10.54	(39)	Settlement Agreement and Mutual Release among the Registrant, EnBW Energy Solutions GmbH, ENVICA Kat GmbH, E&EC Energy & Environmental Consultants GmbH, SCR-Tech GmbH, SCR-Tech LLC, CESI-SCR, Inc., ENVICA GmbH, CESI-Tech Technologies, Inc., Hans-Ulrich Hartenstein, and Brigitte Hartenstein
10.55	(40)	Form of Option Acceleration Agreement
10.56	(43)*	Employment Letter and Change of Control Agreement between the Registrant and William McMahon
10.57	(41)	Termination Agreement between the Registrant and General Electric Company
10.58	(44)	Purchase and Sale Agreement dated April 18, 2006 between the Registrant and Wilshire Property Company, LLC
10.59	(45)	First Amendment to Purchase and Sale Agreement dated May 18, 2006 between the Registrant and Wilshire Property Company, LLC
10.60	(46)	Second Amendment to Purchase and Sale Agreement dated July 14, 2006 between the Registrant, Wilshire Property Company, LLC and 1388 North Tech Boulevard Partners LP
10.61	(46)	Lease between the Registrant and 1388 North Tech Boulevard Partners LP, effective July 20, 2006
10.62	(47)	Asset Purchase Agreement dated June 30, 2006 between the Registrant, Kawasaki Heavy Industries, Ltd. And Kawasaki Gas Turbines-Americas
10.63	(48)	Form of Stock Option Agreement

Exhibit
Number	Notes	Description

10.64	(49)	License Agreement dated September 29, 2006 between the Registrant and Kawasaki Heavy Industries, Ltd.
10.65	(50)	Asset Purchase Agreement dated October 25, 2006 between the Registrant and Eaton Corporation
10.66	(51)	Lease between the Registrant and Warner Courtyards, LLC, effective August 29, 2006
10.67	(52)	First Amendment to Asset Purchase Agreement dated October 25, 2006 between the Registrant and Eaton Corporation
10.68	(53)*	First Amendment to Retention Agreement by and between the Registrant and Ralph Dalla Betta and Joe Barry, dated as of September 27, 2005
10.69	(54)*	Second Amendment to Employment Agreement by and between the Registrant and Robert W. Zack, dated as of September 27, 2005
10.70	(55)	Letter Agreement dated December 12, 2006 between the Registrant and AWM Investment Co., Inc
10.71	(56)*	Employment Agreement by and between the Registrant and William J. McMahon, dated as of January 1, 2007
10.72	(58)*	Catalytica Energy Systems, Inc. 1995 Stock Plan as amended and restated August 31, 2005
10.73	** *	Consulting Agreement between the Registrant and Richard Abdoo, effective as of January 1, 2007
10.74	**	Second Amendment to Lease Agreement between Clariant Corporation and SCR-Tech, LLC., effective as of December 29, 2006
10.75	** *	Third Amendment to Employment Agreement by and between the Registrant and Robert W. Zack, effective as of March 23, 2007
14.1	(42)	Code of Ethics
21.1	**	Subsidiaries of Registrant
23.1	**	Consent of Independent Registered Public Accounting Firm
24.1	**	Power of Attorney (see Signature page)
31.1	**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.
32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.

+	Confidential treatment has been granted for portions of these agreements.

*	Represents management contracts or compensatory plans for executive officers and directors.

**	Filed herewith.

(1)	Incorporated by reference to exhibits filed with Catalytica, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 33-55696).

(2)	Incorporated by reference to exhibits filed with Catalytica, Inc.’s Form 10-K (File No. 0-20966) for the year ended December 31, 1994.

(3)	Incorporated by reference to exhibits filed with Catalytica, Inc.’s Form 10-K (File No. 0-20966) for the year ended December 31, 1996.

(4)	Incorporated by reference to exhibits filed with Catalytica, Inc.’s Form 10-K (File No. 0-20966) for the year ended December 31, 1997.

(5)	Incorporated by reference to exhibits filed with our Registration Statement on Form S-1 (File No. 333-44772), filed on August 29, 2000.

(7)	Incorporated by reference to exhibits filed with our Amendment No. 2 to Form S-1 (File No. 333-44772), filed on October 16, 2000.

(8)	Incorporated by reference to exhibits filed with our Amendment No. 3 to Form S-1 (File No. 333-44772), filed on November 1, 2000.

(11)	Incorporated by reference to exhibits filed with our Post-Effective Amendment No. 1 to Form S-1 (File No. 333-44772), filed on January 12, 2001.

(12)	Incorporated by reference to exhibits filed with our Form 10-K for the year ended December 31, 2000, filed on March 15, 2001.

(14)	Incorporated by reference to exhibits filed with our Registration Statement on Form S-1 (File No. 333-64682), filed on July 6, 2001.

(16)	Incorporated by reference to exhibits filed with our Amendment No. 2 to Form S-1 (File No. 333-64682), filed on August 6, 2001.

(18)	Incorporated by reference to exhibits filed with our Amendment No. 1 to Form 8-A12G/A, filed on February 6, 2002.

(19)	Incorporated by reference to exhibits filed with our Form 10-K for the year ended December 31, 2001, filed on April 01, 2002.

(26)	Incorporated by reference to exhibits filed with our Form 10-Q for the quarter ended June 30, 2003, filed on August 5, 2003.

(28)	Incorporated by reference to exhibits filed with our Form 8-K, filed on March 4, 2004.

(29)	Incorporated by reference to exhibits filed with our Form 10-K for the year ended December 31, 2003, filed on March 30, 2004.

(34)	Incorporated by reference to exhibits filed with our Form 10-Q for the quarter ended September 30, 2004, filed on November 12, 2004.

(35)	Incorporated by reference to exhibits filed with our Amendment No. 1 to Form 8-A12G/A, filed on November 22, 2004.

(36)	Incorporated by reference to exhibits filed with our Form 8-K, filed on February 4, 2005.

(37)	Incorporated by reference to exhibits filed with our Form 8-K, filed on September 28, 2005

(38)	Incorporated by reference to exhibit filed with our amended Form 8-K, filed on September 28, 2005

(39)	Incorporated by reference to the exhibit filed with our Form 8-K, filed on December 22, 2005

(40)	Incorporated by reference to the exhibit filed with our Form 8-K, filed on November 21, 2005

(41)	Incorporated by reference to the exhibit filed with our Form 8-K, filed on March 15, 2006

(42)	Incorporated by reference to exhibits filed with our Form 10-K for the year ended December 31, 2004, filed on March 30, 2005

(43)	Incorporated by reference to exhibits filed with our Form 10-K for the year ended December 31, 2005, filed on March 30, 2006

(44)	Incorporated by reference to exhibits filed with our Form 8-K, filed on April 24, 2006

(45)	Incorporated by reference to exhibits filed with our Form 8-K, filed on May 23, 2006

(46)	Incorporated by reference to exhibits filed with our Form 8-K, filed on July 24, 2006

(47)	Incorporated by reference to exhibits filed with our Form 8-K, filed on July 5, 2006

(48)	Incorporated by reference to exhibits filed with our Form 10-QSB for the quarter ended June 30, 2006, filed on August 11, 2006

(49)	Incorporated by reference to exhibits filed with our Form 8-K, filed on October 4, 2006

(50)	Incorporated by reference to exhibits filed with our Form 8-K, filed on October 31, 2006

(51)	Incorporated by reference to exhibits filed with our Form 8-K, filed on September 1, 2006

(52)	Incorporated by reference to exhibit filed with our amended Form 8-K/A, filed on November 14, 2006

(53)	Incorporated by reference to exhibit filed with our amended Form 8-K/A, filed on November 17, 2006

(54)	Incorporated by reference to exhibit filed with our amended Form 8-K/A, filed on November 17, 2006

(55)	Incorporated by reference to exhibits filed with our Form 8-K, filed on December 15, 2006

(56)	Incorporated by reference to exhibits filed with our Form 8-K, filed on January 10, 2007

(57)	Incorporated by reference to exhibits filed with our Amendment No. 2 to Form 8-A12G/A, filed on December 14, 2006

(58)	Incorporated by reference to exhibits filed with our Form 10-Q for the quarter ended September 30, 2005, filed on November 10, 2005

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section entitled “Fees Billed to the Company by Independent Registered Public Accountants” appearing in our 2007 Proxy Statement sets forth certain information with respect to various accounting fees billed to us and is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Catalytica Energy Systems, Inc.

We have audited the accompanying consolidated balance sheet of Catalytica Energy Systems, Inc. as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 8 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” on January 1, 2006, which changed its method of accounting for share-based payments.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Catalytica Energy Systems, Inc. at December 31, 2006, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/  Ernst & Young LLP

Phoenix, Arizona
March 14, 2007

CATALYTICA ENERGY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2006 and 2005

	For the Year Ended
	December 31,
	2006	2005
	(In thousands, except per share amounts)

Revenues	$7,383	$1,726

Costs and expenses:
Cost of revenues	5,197	2,523
Selling, general and administrative	6,438	6,107

Total costs and expenses	11,635	8,630

Operating loss	(4,252)	(6,904)
Interest and other income	1,114	3,253
Interest and other expense	(128)	(683)

Loss from continuing operations	(3,266)	(4,334)

Discontinued operations:
Gain from disposal of discontinued operations, net of taxes	5,093	—
Loss from discontinued operations, net of taxes	(5,646)	(9,132)

Total loss from discontinued operations	(553)	(9,132)

Net loss	$(3,819)	$(13,466)

Loss per common share:
Loss from continuing operations
Basic and diluted	$(0.18)	$(0.24)

Loss from discontinued operations
Basic and diluted	$(0.03)	$(0.51)

Net loss
Basic and diluted	$(0.21)	$(0.75)

Weighted average shares
Basic and diluted	18,195	18,048

See accompanying notes.

CATALYTICA ENERGY SYSTEMS, INC.

CONSOLIDATED BALANCE SHEET
at December 31, 2006

December 31, 2006
(In thousands,
except per
share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$658
Short-term investments	17,969
Trade accounts receivable, less allowance of $0	926
Revenues in excess of billings	861
Inventory	304
Prepaid expenses and other assets	301

Total current assets	21,019
Property and equipment:
Equipment	1,748
Leasehold improvements	250
Less accumulated depreciation and amortization	(1,022)

Total property and equipment	976
Goodwill	4,257
Other intangible assets, net of accumulated amortization	1,238
Other assets	81

Total assets	$27,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$230
Deferred revenue	112
Accrued payroll and benefits	636
Accrued liabilities and other	901

Total current liabilities	1,879
Other long-term liabilities	15

Total liabilities	1,894
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; authorized — 5,000 shares, none issued	—
Common stock, $0.001 par value; authorized — 70,000 shares; issued and outstanding — 18,249 at December 31, 2006	18
Additional paid-in capital	167,981
Retained deficit	(142,302)
Accumulated other comprehensive loss	(20)

Total stockholders’ equity	25,677

Total liabilities and stockholders’ equity	$27,571

See accompanying notes.

CATALYTICA ENERGY SYSTEMS, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
for the period from January 1, 2005 through December 31, 2006 (In thousands)

	Convertible							Accumulated
	Preferred Stock				Additional			Other
	Series A		Common Stock		Paid-In	Deferred	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Loss	Equity

Balance at January 1, 2005	—	$—	17,890	$18	$167,358	$(20)	$(125,017)	$—	$42,339
Exercise of stock options and issuance of restricted shares	—	—	169	—	73	—	—	—	73
Purchase of shares through employee stock purchase plan	—	—	82	—	153	—	—	—	153
Issuance of restricted stock units	—	—	—	—	75	(75)	—	—	—
Forfeiture of restricted stock units	—	—	—	—	(7)	7	—	—	—
Re-measurement of deferred compensation	—	—	—	—	(8)	8	—	—	—
Amortization of deferred compensation	—	—	—	—	—	10	—	—	10
Unrealized loss on available- for-sale securities	—	—	—	—	—	—	—	(64)	(64)
Net loss	—	—	—	—	—	—	(13,466)	—	(13,466)

Balance at December 31, 2005	—	——	18,141	18	167,644	(70)	(138,483)	(64)	29,045
Adoption of FAS No. 123R	—	—	—	—	(70)	70	—	—	—
Exercise of stock options and issuance of restricted shares	—	—	79	—	47	—	—	—	47
Forfeiture of restricted stock units	—	—	—	—	(6)	—	—	—	(6)
Purchase of shares through employee stock purchase plan	—	—	29	—	25	—	—	—	25
Stock compensation expense:
Options/stock purchase plan	—	—	—	—	322	—	—	—	322
Restricted stock units	—	—	—	—	19	—	—	—	19
Unrealized loss on available- for-sale securities	—	—	—	—	—	—	—	44	44
Net loss	—	—	—	—	—	—	(3,819)	—	(3,819)

Balance at December 31, 2006	—	$—	18,249	$18	$167,981	$—	$(142,302)	$(20)	$25,677

See accompanying notes.

CATALYTICA ENERGY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2006 and 2005

	For the Year Ended
	December 31,
	2006	2005
	(In thousands)

Cash flows from continuing operating activities:
Net loss from continuing operations	$(3,266)	$(4,334)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation of property and equipment	506	666
Gain on settlement of acquisition liability	—	(2,105)
Amortization(accretion) of investments premium(discount)	(36)	25
Amortization of intangible assets	173	173
Accretion of interest on long-term debt	—	421
Stock based compensation	341	10
Gain (loss) on sale of assets	(2)	2
Changes in operating assets and liabilities:
Trade accounts receivable	(636)	(944)
Inventory	135	(655)
Prepaid expenses and other assets	79	(93)
Accounts payable	(3)	17
Deferred revenue	(73)	1,228
Accrued payroll and benefits	248	99
Accrued liabilities and other	(881)	356

Net cash used in continuing operating activities	(3,415)	(5,134)

Cash flows from continuing investing activities:
Purchases of investments	(17,516)	(35,525)
Maturities of investments	19,471	24,284
Sale of property and equipment	2	2
Additions to property and equipment	(183)	(93)

Net cash provided by (used in) continuing investing activities	1,774	(11,332)

Cash flows from continuing financing activities:
Repayments of long-term debt	—	(1,512)
Payments on capital lease and other long-term obligations	(12)	(3)
Proceeds from exercise of stock options	47	73
Proceeds from issuance of common stock to employees through stock plans	25	153

Net cash provided by (used in) continuing financing activities	60	(1,289)

Net decrease in cash flows from continuing operations	(1,581)	(17,755)
Net increase (decrease) in cash flows from discontinued operations	749	(7,656)
Cash and cash equivalents at beginning of period	1,490	26,901

Cash and cash equivalents at end of period	$658	$1,490

Cash flows from discontinued operations:
Net cash used in operating activities	$(5,735)	$(7,651)
Net cash provided by (used in) investing activities	9,392	(152)
Net cash (used in) provided by financing activities	(2,908)	147

Net increase (decrease) in cash flows from discontinued operations	$749	$(7,656)

Additional disclosure of cash flow information:
Interest paid	$120	$199

Deferred compensation for issuance and revaluation of stock options to non-employees	$—	$67

See accompanying notes.

CATALYTICA ENERGY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 1.	Description of Business

Formation and Operations of the Company.  Catalytica Energy Systems, Inc. (“Catalytica Energy,” “the Company,” “we,” “us,” or “our”) was incorporated in Delaware in June 1995 as a subsidiary of Catalytica, Inc. Catalytica Energy operated as part of Catalytica, Inc.’s research and development group from inception through the date of its incorporation as a separate entity. In December 2000, Catalytica Advanced Technologies, Inc., another subsidiary of Catalytica Inc., was merged into us, and the combined entity was spun out from Catalytica, Inc. as Catalytica Energy Systems, Inc., a separate, stand-alone public company.

In January 2004, Catalytica Energy formed two new wholly-owned subsidiaries, CESI-SCR, Inc. (“CESI-SCR”) and CESI-Tech Technologies, Inc. (“CESI-Tech”). In February 2004, CESI-SCR acquired 100% of the outstanding membership interests of SCR-Tech, LLC (“SCR-Tech”) and SCR-Tech became a wholly-owned subsidiary of CESI-SCR. Also in February 2004, CESI-Tech acquired various patents and other intellectual property rights from certain former owners of SCR-Tech.

Description of Business.  Catalytica Energy provides innovative products and services to meet the growing demand for clean energy production, with a focus on cost-effective emissions control solutions for the coal-fired power generation industry. Through our SCR-Tech subsidiary, we offer a variety of services for coal-fired power plants that use selective catalytic reduction (“SCR”) systems to reduce nitrogen oxides (“NOx”) emissions. These services include SCR catalyst management, cleaning and regeneration, as well as consulting services to help power plant operators optimize efficiency and reduce overall NOx compliance costs (collectively “SCR Catalyst and Management Services”).

Until October 2006, our business activities also included the design, development, manufacture and servicing of advanced products based on our proprietary catalyst and fuel processing technologies to offer cost-effective solutions for reducing emissions from natural gas-fired turbines and diesel engines used in power generation and transportation applications.

Following a thorough review of our business in 2005, we completed in 2006 restructuring and cost-reduction activities designed to improve our operating cost structure, extend our cash reserves, and better position the Company to achieve our commercial goals and growth targets. In line with this objective, we took actions to streamline our operations and maintain financial viability by divesting non-revenue generating businesses, assets, and technologies, reducing our workforce, and reallocating resources with a focus on key products, services and markets yielding near-term commercial revenue streams and a greater potential return on investment. In support of these strategies, on September 29, 2006 we sold our catalytic combustion technology and associated gas turbine assets to Kawasaki Heavy Industries, Ltd. (“Kawasaki”), and subsequently sold on October 25, 2006 our diesel fuel processing technology and associated assets to Eaton Corporation (“Eaton”).

Prior to these sales, we had been conducting our business through the following two business segments:

1) Catalyst regeneration, rejuvenation, cleaning and management services for SCR systems used by coal-fired power generation facilities to reduce NOx emissions — our SCR Catalyst and Management Services segment (“SCMS”); and

2) Designing, developing and manufacturing advanced products based on our proprietary catalyst and fuel processing technologies, primarily focused on cost-effective solutions for reducing emissions from diesel engine applications — our Catalyst-Based Technology Solutions segment (“CBTS”).

Included in our CBTS segment was our Xonon Cool Combustion® catalytic combustion technology for gas turbines. In 2005, we ceased development and commercialization activities associated with this technology. On September 29, 2006, we completed the sale of the technology and associated gas turbine assets to Kawasaki.

CATALYTICA ENERGY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Also included in our CBTS segment was our diesel fuel processing technology designed to facilitate a significant reduction in particulate matter and NOx emissions from mobile, stationary and off-road diesel engines by improving the performance of diesel particulate filters and NOx adsorber catalyst systems. On October 25, 2006 we completed the sale of the technology and associated assets to Eaton.

In connection with the closing of the sales to Kawasaki and Eaton in September 2006 and October 2006, respectively, we are no longer conducting business activities associated with emissions control solutions for gas turbines or diesel engines, and therefore no longer conduct business through our CBTS segment.

Note 2.	Significant Accounting Policies

Principles of Consolidation.  The consolidated financial statements include the accounts of Catalytica Energy and its wholly owned subsidiaries in the United States. Significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications.  Certain reclassifications due to the accounting for discontinued operations have been made to the 2005 consolidated financial statements to conform to the 2006 presentation. Certain other reclassifications have been made to the 2005 consolidated financial statements to conform to the 2006 presentation.

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

Short-Term Investments.  Catalytica Energy accounts for short-term investments in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company’s investments are classified as available for sale and carried at fair value based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ equity. Catalytica Energy’s short-term investments carry maturities of twelve months or less and consist principally of U.S. government agency notes and auction rate securities held by Lehman Brothers. Auction rate securities consist of securities with intermediate to perpetual maturities which are structured with short-term holding periods, generally between 7 and 49 days, determined at the time of original issuance. Investments in these securities can be sold at the end of each holding period and are thus classified as short-term. Guided by the Company’s investment policy, Lehman Brothers maintains an investment portfolio with a minimum rating of at least a grade A by Standard and Poor’s or grade A by Moody’s.

The following is a summary of our investments (in thousands):

	Year Ended December 31, 2006
		Accumulated
		Other
		Comprehensive		Estimated
Available-for-Sale Investments:	Cost	Gains	Losses	Fair Value

Auction rate securities (SAVR’s)	$3,350	$—	$—	$3,350
U.S. government agency notes	14,564	2	(22)	14,544
U.S. corporate bonds	75	—	—	75

	$17,989	$2	$(22)	$17,969

CATALYTICA ENERGY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments in Equity Investments and Joint Ventures.  Investments in equity investments and joint ventures where Catalytica Energy has a 20% to 50% ownership interest are accounted for under the equity method. Under this method, Catalytica Energy records its pro rata share of the investee’s net earnings or losses. Investee’s net losses are recorded until Catalytica Energy’s net investment and obligation, if any, to pay down debt are reduced to zero. At December 31, 2006, there were no investments recorded on the balance sheet given the remaining equity investments are recorded at zero value and the Company has no future funding commitments.

Concentrations of Credit Risk.  Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents, short-term investments, and receivables. Catalytica Energy uses local banks and a highly reputable investment firm to invest its excess cash, principally in U.S. Government agency notes and money market funds from a diversified portfolio of investments with strong credit ratings. Related credit risk would result from a default by the financial institutions or issuers of investments to the extent of the recorded carrying value of these assets. The Company performs ongoing credit evaluations of its customers and continually monitors customer balances to minimize the risk of loss. Two major customers accounted for approximately 67% of fiscal 2006 revenues and two other customers accounted for approximately 72% of fiscal 2005 revenues. One customer accounted for 95% of the Company’s trade accounts receivable at December 31, 2006.

Accounts Receivable.  Accounts receivable consists of trade receivables from SCR Catalyst and Management Services and revenues in excess of billings from SCR Catalyst and Management Services. Trade receivables are recorded at the invoiced amount. Payment terms for SCR catalyst regeneration and cleaning services are typically defined in the contract for services rendered. Revenues may be earned for those services in advance of amounts billable to the customer and are recognized when the service is complete, unless the contract terms will not result in invoice generation within six months from the date of completion of those services. Revenues recognized in excess of amounts billed are recorded as revenues in excess of billings. Revenues in excess of billings was $861,000 as of December 31, 2006.

Allowance for Doubtful Accounts and Notes.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its funding parties or customers to make required payments. This allowance is based on specific customer account reviews and historical collections experience. If the financial condition of the Company’s funding parties or customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The following table summarizes the activity for the allowance for doubtful amounts on all accounts and notes receivable (in thousands):

Year Ended	Beginning	Net Provision/	Ending
December 31,	Balance	(Recoveries)	Balance

2005	$717	$(192)	$525
2006	525	(25)	500

At December 31, 2006, the allowance for doubtful accounts relates solely to a note receivable from NovoDynamics, which is described more fully in Note 5. “Transactions with Related Parties.”

Fair Value of Financial Instruments.  At December 31, 2006, the Company has the following financial instruments: cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued payroll and benefits, and other accrued liabilities. The carrying value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued payroll and benefits, and other accrued liabilities approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature.

Inventory.  Inventories generally include chemicals and spent, cleaned, or regenerated SCR modules which are available for sale to a customer. Inventories are stated at the lower of cost or market using the first-in, first-out method. At December 31, 2006, the Company’s consolidated inventory balance of $304,000 consisted entirely of

CATALYTICA ENERGY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

raw materials inventories. At December 31, 2006, no SCR modules remained in inventory awaiting sale to a customer.

Property and Equipment.  We state property and equipment at cost. We state equipment under capital leases at the present value of the minimum lease payments. We capitalize major improvements and betterments, while maintenance, repairs and minor replacements are expensed as incurred. Depreciation is provided using the straight-line method over the economic lives of the assets ranging from 3 to 30 years. Leasehold improvements are amortized over the shorter of the underlying lease term or asset life. Total depreciation expense from continuing operations recorded during the years ended December 31, 2006 and 2005 was $506,000 and $666,000, respectively.

Impairment of Long-Lived Assets.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. If this review indicates the carrying value of these assets will not be recoverable, as measured based on estimated undiscounted cash flows over their remaining life, the carrying amount would be adjusted to fair value. The cash flow estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time. During 2005, $638,000 of impaired long-lived assets was written-off. During 2006, no long-lived assets were identified as impaired.

Goodwill and Other Intangible Assets.  The Company accounts for goodwill and other intangible assets in accordance with the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Purchase prices of acquired businesses that are accounted for as purchases have been allocated to the assets and liabilities acquired, including intangibles, based on the estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired were allocated to goodwill. Pursuant to SFAS No. 142, goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144.

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

As of December 31, 2006, all of the Company’s goodwill is attributable to the 2004 purchase of SCR-Tech. The Company tests goodwill and intangible assets for impairment at least annually, or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performed an annual goodwill and intangible assets impairment analysis as of December 31, 2006 using discounted expected future cash flows based on a discount rate consistent with the guidance provided in FASB Concepts Statement No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements,” to estimate fair value and the carrying value of SCR-Tech, including goodwill and intangible assets. Impairment is based on the excess of the carrying amount over the fair value of those assets. This analysis resulted in the conclusion that the goodwill and intangible assets was not impaired.

CATALYTICA ENERGY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amounts and accumulated amortization of goodwill and other intangible assets from the year ended December 31, 2005 to the year ended December 31, 2006 were as follows (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Goodwill
Balance at December 31, 2005	$4,257	$—	$4,257
Change	—	—	—

Balance at December 31, 2006	$4,257	$—	$4,257

Other Intangible Assets
Balance at December 31, 2005	$1,727	$(316)	$1,411
Amortization expense	—	(173)	(173)

Balance at December 31, 2006	$1,727	$(489)	$1,238

Accumulated amortization of other intangible assets at December 31, 2006 was $489,000. Amortization expense of other intangible assets was $173,000 during both years ended 2006 and 2005. For fiscal years 2008 through 2012, the Company estimates amortization expense will approximate $173,000 per year.

Deferred Revenue.  SCR catalyst regeneration and cleaning services contracts may provide for deposits or progress payments. Deposits or progress payments received are deferred until the services are performed, at which point deferred revenue is reduced and revenue is recognized. In addition and as is described more fully in the “SCR Catalyst and Management Services Revenues” section below, the Company maintains a revenue allowance equal to ten percent of revenue earned for each contract until receipt of successful final test results and issuance of a final report to the customer. This revenue allowance is also recorded as deferred revenue in the accompanying Consolidated Balance Sheet for the year ended December 31, 2006. As of December 31, 2006, deferred revenue was $112,000.

Accrued Warranty Liability.  The Company warranted its Xonon Cool Combustion® catalytic modules for a period of 8,000 hours of operation or five years from first firing, whichever comes first. The Company’s obligations under this warranty were limited to repair or replacement of any defective Xonon Cool Combustion module(s). In September 2006 the Company completed the sale of its Xonon gas turbine technology and assets to Kawasaki. Per the terms of the purchase agreement between the Company and Kawasaki, this liability was assumed by Kawasaki. Accordingly, the previously existing accrual of $50,000 related to Xonon modules was included in the gain on disposal of discontinued operations in the accompanying Consolidated Statements of Operations for the year ended December 31, 2006.

Warranties provided for the Company’s SCR catalyst cleaning and regeneration services vary by contract, but typically provide limited performance guarantees. Estimated warranty obligations related to SCR catalyst cleaning and regeneration services are provided for as cost of revenues in the period in which the related revenues are recognized, established as a percentage of the previous twelve months SCR catalyst cleaning and regeneration services revenues based on management’s estimate of future potential warranty obligations and limited historical experience. Adjustments will be made to accruals as warranty claim data and historical experience warrant. Since the Company’s inception, no warranty claims have been presented. Our warranty obligation may be materially affected by product or service failure rates and other costs incurred in correcting a product or service failure. Should actual product or service failure rates or other related costs differ from our estimates, revisions to the accrued warranty liability would be required.

CATALYTICA ENERGY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the changes in accrued warranty liability from the year ended December 31, 2005 to the year ended December 31, 2006 (in thousands):

Balance as of December 31, 2005	$156
Warranties issued and adjustment to provision	171
Warranty claims	—

Balance as of December 31, 2006	$327

The balance at December 31, 2006 consists entirely of accrued warranty obligations related to SCR catalyst cleaning and regeneration services. The increase in accrued warranty obligations from December 31, 2005 to December 31, 2006 is due to increased revenues recognized in 2006.

Revenue Cost Reserves.  Revenue from our funded research and development contracts recorded in fiscal 2005 was recorded as work was performed and billable hours were incurred by us, in accordance with each contract. Since these programs are subject to government audits, we maintain a revenue cost reserve for our government-funded programs in the event any of these funded costs, including overhead, are disallowed. We estimate this reserve by applying a percentage to the revenue recorded under contracts still subject to audit by those funding agencies, which typically lasts three to four years upon conclusion of the program. Expiration dates for contracts subject to audit range from December 2007 through January 2010.

The following table summarizes the changes in revenue cost reserve from the year ended December 31, 2005 to the year ended December 31, 2006 (in thousands):

Balance as of December 31, 2005	$122
Adjustment to provision	—
Revenue refunds issued	—

Balance as of December 31, 2006	$122

Comprehensive Loss.  The following is a reconciliation of net loss to comprehensive loss (in thousands):

	Year Ended December 31,
	2006	2005

Net loss	$(3,819)	$(13,466)
Other comprehensive loss:
Change in unrealized loss(gain) on available-for-sale securities	44	(64)

Comprehensive loss	$(3,775)	$(13,530)

SCR Catalyst and Management Services Revenues.  As prescribed in Staff Accounting Bulletin (“SAB”) 101 and 104, “Revenue Recognition in Financial Statements,” the Company recognizes revenue from SCR Catalyst and Management Services when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured.

Revenues related to SCR catalyst regeneration and cleaning services are recognized when the service is completed for each catalyst module. Customer acceptance is not required for regeneration and cleaning services in that SCR-Tech’s contracts currently provide that services are completed upon receipt of testing by independent third parties confirming compliance with contract requirements. Testing generally occurs three times during a particular customer project. Once a successful test result is received on a production module from an independent third party, revenue is recognized for each catalyst module processed prior to the receipt of such test results, and revenue is subsequently recognized for each catalyst module as its processing is completed. As the Company utilizes a consistent methodology and formula for each project, it is unlikely that subsequent testing would not be successful.

CATALYTICA ENERGY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nonetheless, if a subsequent test result were to indicate failure, the Company would cease recognizing revenue on any subsequent modules until new testing evidence confirms successful processing. We maintain a revenue allowance equal to ten percent of revenue earned for each contract to provide for any deficient test results that may occur after our initial test. This revenue allowance is removed, and revenue recognized, upon receipt of successful final test results and issuance of a final report to the customer.

From time to time, SCR-Tech purchases spent catalyst modules, regenerates them and subsequently sells them to customers as refurbished units. In such cases, revenues are not recognized until the units are delivered to the customer.

A typical customer project may take 30 to 90 days to complete. Due to the nature of the demand for SCR regeneration and cleaning services, some of our contracts provide for extended payment terms. In a situation where the project for a customer is complete; but the customer is not contractually committed to receive an invoice within the succeeding six months (and subsequent payment is due within 30 days of invoice date), revenue is deferred until the six month criterion is met. If the customer contract provides for a deposit or progress payments, we recognize revenue up to the amount received. No rights of return exist. The customer is generally responsible for the removal and subsequent installation of the catalyst. Our revenue arrangements do not have any material multiple deliverables as defined in Emerging Issues Task Force (“EITF”) 00-21, “Accounting for Multiple Element Revenue Arrangements.”

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

Stock Based Compensation.  The Company has two stock based compensation plans, consisting of a stock option plan and an employee stock purchase plan. The stock option plan provides for the granting of stock options and restricted stock units to employees, non-employees, and non-employee directors in exchange for services received. The employee stock purchase plan provides to employees the opportunity to purchase shares of the Company’s common stock at a price equal to 85% of the fair market value on the first or last day, whichever is lower, of each six-month subscription period. Prior to January 1, 2006, the Company accounted for stock based compensation plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-based Compensation.”

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) (“SFAS 123R”), “Share-Based Payment,” using the modified prospective method. SFAS 123R requires stock based compensation to be measured based on the fair value of the award on the date of grant and the corresponding expense to be recognized over the period during which an employee is required to provide services in exchange for the award. The fair value of each stock option award is estimated using a Black-Scholes option pricing model based on certain assumptions including expected term, risk-free interest rate, stock price volatility, and dividend yield. The assumption for expected term is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected term at the grant date. The historical volatility of the Company’s stock is used as the basis for the volatility assumption. The Company has never paid cash dividends, and does not currently intend to pay cash dividends, and thus assumed a 0% dividend yield. The fair value of restricted stock unit grants is based

CATALYTICA ENERGY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on the closing share price for our common stock as quoted on the NASDAQ Global Market on the date of grant. The fair value of employee stock plan purchases is estimated using a Black-Scholes option pricing model, similar to stock option valuations. The provisions of SFAS 123R also require estimates of expected forfeiture rate and recognition of expense for only those shares expected to vest. See Note 8 of Notes to Consolidated Financial Statements for additional information related to stock based plans and stock based compensation.

Income Taxes.  Catalytica Energy accounts for income taxes under the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. SFAS No. 109 further states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. As a result we have recorded a full valuation allowance against our deferred tax assets and expect to continue to record a full valuation allowance on future tax benefits until we reach sustained profitability.

Net Loss per Share.  Basic and diluted net loss per share is presented in accordance with SFAS No. 128, “Earnings Per Share.” Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during each reporting period. Diluted EPS includes the effect of stock options assumed to be exercised and unvested restricted stock using the treasury stock method. As the Company’s potentially dilutive securities (stock options and restricted stock units) were anti-dilutive for the years ended December 31, 2006 and 2005, they have been excluded from the computation of weighted-average shares outstanding used in computing diluted net loss per share, because the Company incurred a net loss for each of those periods. Total options and restricted stock units outstanding as of December 31, 2006 and 2005 were approximately 2,273,000 and 2,462,000, respectively.

Impact of Recently Issued Accounting Standards.  In May 2005, the FASB issued SFAS Statement No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for accounting and reporting a change in accounting principle, and applies to all voluntary changes in accounting principles. Specifically, SFAS No. 154 requires retrospective application to prior periods’ financial statements. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in the income statement. SFAS No. 154 became effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. No events which would be subject to the provisions of SFAS No. 154 occurred during the periods presented, however, should such an event occur in the future, our financial statements would be affected.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on an income tax return. The accounting provisions of FIN 48 are effective for reporting periods beginning after December 15, 2006. We are currently assessing the impact, if any, the adoption of FIN 48 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS Statement No. 157 (“SFAS No. 157”), “Fair Value Measurements,” which addresses the measurement of fair value by companies when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 provides a common definition of fair value to be used throughout GAAP which is intended to make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS No. 157 will be effective for an entity’s financial statements

CATALYTICA ENERGY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issued for fiscal years beginning after November 15, 2007. We are currently assessing the impact, if any, the adoption of SFAS No. 157 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS Statement No. 158 (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This new standard requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other post-retirement plans in their financial statements. The new standard is effective as of the end of fiscal years ending after December 15, 2006 for companies with publicly traded securities. The adoption of SFAS No. 158 did not have any impact on our consolidated financial statements since we currently do not sponsor defined benefit pension or post-retirement plans.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance for how errors should be evaluated to assess materiality from a quantitative perspective. SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings. SAB 108 was required to be adopted by December 31, 2006, and the adoption of SAB 108 did not have any material impact on our consolidated financial statements.

Note 3.	Purchase of SCR-Tech

On February 20, 2004, we acquired 100% of the outstanding member interests of SCR-Tech and certain patents and related intellectual property. SCR-Tech is a provider of catalyst regeneration technologies and management services for SCR systems, which are used by coal-fired power plants to reduce NOx emissions. As a result of the acquisition, the Company extended its commercial operations and leveraged its expertise in NOx control and catalysis within multiple markets.

Due to the acquisition, we initially recorded $7,194,000 as an investment in SCR-Tech; consisting of $3,518,000 initial cash payment, $237,000 due diligence costs incurred through closing, $545,000 accrued liability and $2,894,000 present value of estimated future acquisition payments.

In December 2005, the Company negotiated a settlement of and release from all remaining liabilities related to the acquisition of SCR-Tech in return for a cash payment of $1,500,000 which was accounted for as a reduction of long-term debt. As a result, all then existing accrued liability and long-term debt balances related to the purchase were eliminated and a gain on the settlement of acquisition related liabilities of $2,105,000 was recorded as other income in the accompanying Consolidated Statement of Operations.

Note 4.	Exit and Reorganization Costs

In September 2005, the Company announced it would be ending its diesel retrofit program due to delays incurred in the commercialization process and the Company’s view of limited market opportunities. The Company also announced that due to that decision, it would be reducing and reorganizing its workforce. Impairment charges of $638,000 were recorded during fiscal 2005 to recognize the diminished value of certain assets which were used exclusively for the diesel retrofit program. In February 2006, the Company announced it would no longer be conducting development or commercial activities associated with our Xonon Cool Combustion product for gas turbines, in light of ongoing unfavorable gas turbine market conditions and our termination of the Xonon Module Supply Agreement with Kawasaki in December 2005. In connection with the sale of our diesel fuel processing technology and intellectual property to Eaton in October 2006, the Company discontinued its development of diesel fuel processing technologies, and the completion of that sale marked the Company’s exit from research and development activities.

CATALYTICA ENERGY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with its decision to reduce workforce and to cease development of it gas turbine and diesel fuel processing technology development, the Company incurred termination costs during 2005 and 2006, consisting primarily of severance, retention payments, and related benefits, which were recorded as a component of loss from discontinued operations and as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

The following table summarizes personnel termination costs incurred in connection with the workforce reduction and technology development exit activities (in thousands):

	Discontinued
	Operations	S,G & A	Total

Accrued at December 31, 2004	$—	$—	$—
Expensed	464	563	1,027
Paid	(399)	(517)	(916)

Accrued at December 31, 2005	$65	$46	$111
Expensed	1,564	393	1,957
Paid	(1,629)	(439)	(2,068)

Accrued at December 31, 2006	$—	$—	$—

See Note 11. “Segment Disclosures”, regarding classification of expense by segment.

Note 5.	Transactions with Related Parties

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

In 2002, we loaned NovoDynamics $500,000 and recorded a note receivable of $500,000 on our balance sheet. Because repayment of the note was not certain at the time it was made, an allowance of $500,000 was recorded against the loan and this amount was charged as impairment to implied goodwill of an equity investment. At December 31, 2006, we believe this note is still collectible and continue to carry this note on the balance sheet with a full reserve in lieu of a permanent write-off. NovoDynamics continues to operate as an ongoing business and pays approximately $3,000 per month monthly interest on the note.

In 2002, we determined that an impairment in the carrying value of the equity investment in NovoDynamics had occurred which was other than temporary based on NovoDynamics’ financial history and projected future losses. At that time, we determined the estimated fair value of the investment in NovoDynamics was zero and wrote off the net investment amount of $1,645,000 as impairment to implied goodwill of an equity investment. At that time, we discontinued applying the equity method of accounting because the net investment was zero. Therefore, no loss related to the equity investment in NovoDynamics was recorded during the years ended December 31, 2006 and 2005. At December 31, 2006, we owned approximately 30% of NovoDynamics’ outstanding equity.

As of December 31, 2006, one of Catalytica Energy’s directors held a direct investment in NovoDynamics Series B voting preferred stock, which represented less than 1% of NovoDynamics’ outstanding stock.

Transactions with Officers and Directors.  As of December 31, 2004, a $187,000 note receivable from a former officer, along with related interest, had been fully reserved due to delinquent interest payments. The note and related interest was collected in full during 2005 and the reserve was reversed.

CATALYTICA ENERGY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On February 3, 2005, the Board of Directors entered into a consulting agreement with David Merrion, a director of the Company. As a part of the agreement, Mr. Merrion provided consulting services in diesel engine emission technology and related areas and was paid a fee of $27,500 in 2005. The agreement expired on December 31, 2005.

Effective January 1, 2007, the Company entered into a consulting agreement with Richard Abdoo, a director of the Company. As part of this agreement, Mr. Abdoo will provide consulting services in connection with SCR Catalyst and Management Services and in consideration therefor, will receive 36,363 restricted stock units, vesting ratably during fiscal 2007.

Note 6.	Income Taxes

Recorded income tax benefit differs from the expected benefit determined by applying the U.S. federal statutory rate to the net loss as follows (in thousands):

	Year Ended December 31,
	2006	2005

Income tax benefit at U.S. statutory rate	$1,298	$4,578
Valuation allowance for deferred tax assets	(1,298)	(4,578)

Income tax benefit	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and include the following (in thousands):

Year Ended
December 31,
2006

Deferred tax assets:
Net operating loss carryforwards	$20,244
Capitalized research and development	14,395
Accruals and reserves not currently deductible	511
Basis in investment	903
Basis in intangible assets	41
Stock compensation	137

Total gross deferred tax assets	36,231
Less valuation allowance	(36,082)

Net deferred tax assets	149

Deferred tax liabilities:
Basis in fixed assets	(149)

Deferred tax liabilities	(149)

Total Net Deferred Taxes	$—

Realization of the deferred tax assets is dependent on future earnings, the timing and amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the related net deferred tax assets has been established to reflect these uncertainties. The valuation allowance increased by $1,573,000 and $4,849,000 in 2006

CATALYTICA ENERGY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 2005, respectively, due to operating losses which increased net operating loss carryforwards that are not likely to be realized in the near future.

As of December 31, 2006, Catalytica Energy’s federal and state net operating loss carryforwards were approximately $55,000,000 and $46,000,000, respectively. The federal net operating loss carryforward will expire in the years 2020 through 2026 and the state net operating loss carryforward will expire in the years 2006 through 2016 if not used to offset future taxable income.

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

Note 7.  Capital Stock

Shares of Catalytica Energy common stock reserved for future issuance as of December 31, 2006 are as follows:

Employee stock purchase plan	1,060,353
1995 Stock Plan	4,122,127

5,182,480

Shareholder Rights Plan.  In January 2002, our Board of Directors adopted a Shareholder Rights Plan (the “Plan”), which was amended in November 2004 and December 2006. Under the Plan, we distributed Preferred Stock Purchase Rights as a dividend at the rate of one Right for each share of common stock held by stockholders of record on February 20, 2002 (the “Record Date”). The Board of Directors also authorized the issuance of Rights for each share of common stock issued after the Record Date, until the occurrence of certain specified events. The Plan was adopted to provide protection to stockholders in the event of an unsolicited attempt to acquire the Company. Each Right will entitle the registered holder to purchase from the Company one one-thousandth of a share of Series A Participating Preferred stock at an exercise price of $45, subject to adjustment. We have authorized 5,000,000 shares of Series A preferred stock for issuance pursuant to this plan.

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

During the fourth quarter of 2006, AWM Investment Co., Inc. (“AWM”) inadvertently acquired a greater than 20% ownership position of the Company’s outstanding common stock. In December 2006, the Plan was amended to provide the Board of Directors discretion to take into account such factors as it deems reasonably necessary to ensure compliance with Section 1(a) of the Plan in determining whether a person has divested or will divest with reasonable promptness so as to not be deemed to be or to have become an “Acquiring Person” for purposes of the Plan. Factors that the Board of Directors may take into account include, but are not limited to, the potential impact

CATALYTICA ENERGY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the divestiture on the Company’s stock price and any liability of such person which may result from such divestment arising in connection with Section 16 of the Securities Exchange Act of 1934.

On December 14, 2006, the Company entered into a letter agreement dated December 12, 2006 which provides certain assurances to the Company concerning AWM’s beneficial ownership of the Company’s common stock in connection with the Plan. This letter agreement calls for AWM and its affiliates to divest a sufficient number of shares of the Company’s common stock by November 30, 2007, so they are no longer beneficial owners of 20% or more of the Company’s common stock.

Note 8.	Employee Benefit Plans

401(k) Savings & Retirement Plan

The Company offers a 401(k) Savings & Retirement Plan to eligible employees meeting certain age and service requirements. This plan permits participants to contribute up to the maximum allowable by the Internal Revenue Service regulations. The plan provides for both a bi-monthly Company match and a discretionary annual contribution. Participants are immediately vested in their voluntary contributions plus actual earnings and in the Company’s matching contributions. The Company’s expense for this plan was $207,000 and $283,000 for the years ended December 31, 2006 and 2005, respectively.

Stock Based Compensation Plans

At December 31, 2006, the Company has two stock based compensation plans, described more fully below.

Stock option plan

The Company has a stock option plan (the “Stock Option Plan”), which allows for the granting of stock options and restricted stock units (“RSUs”) to employees, non-employees, and non-employee directors in exchange for services received. Employees are also eligible for option grants at their hire date based on predetermined quantities set by the compensation committee and are eligible for annual bonus option grants based on achievement of objectives, subject to approval by the compensation committee. Options are periodically granted to non-employees for consulting services rendered, subject to approval by the compensation committee or Board of Directors. Option grants to non-employee directors for their service on the board are determined and approved on an annual basis by the compensation committee. Option grant vesting periods range from immediate vesting to four years and have a contractual life ranging from five to ten years. Option grants are valued using a Black-Scholes option pricing model, and compensation expense is recognized over the requisite service period, which is typically equal to the vesting period. Compensation expense associated with share-based payments which are subject to graded vesting based on service conditions are recognized using the straight-line recognition method. RSU grants are valued based on the closing share price for the Company’s common stock as quoted on the NASDAQ Global Market on the date of grant, and compensation expense related to RSU grants is recognized over the requisite service period, which is typically equal to the vesting period. The issuance of shares pursuant to the Stock Option Plan is accomplished through the issuance of new shares.

As of December 31, 2006, the Company has not granted any options with performance or market conditions.

Employee stock purchase plan

The Company has an employee stock purchase plan (the “ESPP”), whereby eligible employees of the Company are offered options to purchase shares of the Company’s common stock at a price equal to 85% of the fair market value on the first or last day, whichever was lower, of each six-month subscription period. The discount and look-back features of the ESPP cause it to be considered compensatory under SFAS 123R. ESPP purchases are valued using a Black-Scholes option pricing model, and compensation expense is recognized over the six-month

CATALYTICA ENERGY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subscription period. The issuance of shares pursuant to the ESPP is accomplished through the issuance of new shares. For the year ended December 31, 2006, employees purchased 28,849 shares for $25,257.

The Company’s stock-based compensation plans are summarized in the table below:

	Shares	Shares	Options and RSUs	Plan
Name of Plan	Authorized	Available	Outstanding	Expiration

1995 Stock Plan(1)	5,000,000	1,858,189	2,263,938	June 6, 2012
2000 Employee Stock Purchase Plan	1,500,000	460,353	—	Not applicable

(1)	Includes stock options and restricted share units.

Stock based compensation

On January 1, 2006 the Company adopted SFAS 123R, which requires stock based compensation to be measured based on the fair value of the award on the date of grant and the corresponding expense to be recognized over the period during which an employee is required to provide services in exchange for the award.

Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-based Compensation.” No stock-based employee compensation cost is reflected in the Consolidated Statements of Operations for the fiscal year ended December 31, 2005, as all options granted under the Stock Option Plan had exercise prices equal to the market value of the underlying common stock on the date of grant and no expense related to RSU grants had yet been incurred. The ESPP was considered non-compensatory under APB No. 25.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective method, whereby compensation cost is only recognized in the accompanying Consolidated Statements of Operations beginning with the first period SFAS 123R is effective, with presentation of prior periods’ stock-based compensation on a pro forma basis. Results for prior periods have not been restated. Compensation cost recognized in the fiscal 2006, therefore, includes compensation cost for all stock options granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company had no granted but not yet exercisable stock options outstanding at December 31, 2005. The Company continues to amortize the fair value at the date of grant of RSUs over their related vesting periods, however, pursuant to SFAS 123R, the amount amortized is reduced by an estimated forfeiture rate.

The following table illustrates the effect on operating results and per share information had the Company accounted for stock based compensation in accordance with SFAS 123 for the year ended December 31, 2005 (in thousands, except per share data):

Net loss, as reported	$(13,466)
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,299)

Pro forma net loss	$(14,765)

Basic and diluted earnings per share:
As reported	$(0.75)

Pro forma	$(0.82)

CATALYTICA ENERGY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Adoption of SFAS 123R had the effect of increasing net loss for fiscal 2006 by $322,000, or $.02 per share. The adoption of SFAS 123R had no effect on cash flow.

Total compensation for share-based compensation arrangements recognized in fiscal 2006 was $341,000. As of December 31, 2006, there was $209,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the Stock Option Plan, which is expected to be recognized over a weighted-average period of 1.80 years.

Cash received from option exercises during fiscal 2006 and 2005 totaled $47,000 and $73,000, respectively. The impact of these cash receipts related to continuing operations is included in “Proceeds from exercise of stock options” in the accompanying Consolidated Statements of Cash Flows.

The following table summarizes stock option plan activity for fiscal 2006:

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Contractual	Intrinsic
Options	of Shares	Price	Term (Years)	Value

Outstanding at December 31, 2005	2,415,337	$5.21
Granted	755,200	1.17
Exercised	(70,500)	0.66
Forfeited	(67,207)	1.15
Expired	(803,267)	5.30

Outstanding at December 31, 2006	2,229,563	$4.08	5.02	$622,846

Exercisable at December 31, 2006	1,897,523	$4.59	4.25	$326,311

The following table summarizes the changes in non-vested shares (RSU’s) for fiscal 2006:

		Weighted-
		Average
		Grant-Date
Non-Vested Shares	Shares	Fair Value

Non-vested shares at December 31, 2005	46,875	$1.50
Granted	—
Vested	(8,216)	$1.50
Forfeited	(4,284)	$1.50

Non-vested shares at December 31, 2006	34,375	$1.50

The weighted-average fair values of options granted during fiscal 2006 and 2005 were $.71 and $1.31, respectively. The total intrinsic values of options exercised during fiscal 2006 and 2005 were $59,000 and $247,000, respectively.

The fair value of each stock option award is estimated using a Black-Scholes option pricing model based on the assumptions in the table below. The assumption for expected term is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected term at the grant date. The historical volatility of the Company’s stock is used as the basis for the volatility assumption. The Company has never paid cash dividends, and does not currently intend to pay cash dividends, and thus assumed a 0% dividend yield.

CATALYTICA ENERGY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended
	December 31,	December 31,
	2006	2005

Expected dividend yield	0.0%	0.0%
Expected stock price volatility	66.8% - 68.3%	62.5% - 62.8%
Risk-free interest rate	4.70% - 4.72%	3.71% - 3.74%
Expected life of options (in years)	3.85 - 4.19	2.84 - 3.97

Note 9.  Major Customers and Geographic Revenues

Major customers (as a % of consolidated revenue) are as follows:

	Year Ended December 31,
	2006	2005

Customer A	3%	29%
Customer B	—	11%
Customer C	3%	43%
Customer D	7%	—
Customer E	34%	1%
Customer F	33%	—
Customer G	11%	—
Customer H	8%	—
Other	2%	16%

	100%	100%

All revenues for the fiscal years ending December 31, 2006 and 2005 relate to revenues earned in the United States.

Note 10.	Debt, Leases, Commitments and Contingencies

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

At December 31, 2006, future payments under debt agreements and capital leases relate solely to capital leases and approximate $3,000 in fiscal 2007 and $4,000 per year over each of the next four years, beginning in fiscal 2008.

CATALYTICA ENERGY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006, the liabilities related to the capital leases above are recorded as accrued liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheet.

Operating leases.  Catalytica Energy leased its research and development facility, consisting of portions of two leased building covering approximately 32,500 square feet located in Mountain View, California, under an operating lease agreement which was amended effective January 1, 2006, to a term of one year, with an option to renew for one additional year. During fiscal 2005 through October 2006, we subleased approximately 7,300 square feet leased at this site.

On October 25, 2006, the Company entered into and closed an Asset Purchase Agreement (the “APA”) with Eaton providing for the sale of the Company’s diesel fuel processing assets and intellectual property. Under the terms of the APA, the Company also assigned to Eaton the Company’s lease of its facilities in Mountain View, California, and Eaton assumed the future rental payments and building restoration obligations associated with the lease. Prior to the closing of the sale, the Company completed the relocation of its investor relations functions to a smaller office space in Belmont, California, which is being leased for approximately $800 per month. This lease expires on August 31, 2007.

From October 2001 to March 2002, Catalytica Energy leased its 43,000 square feet manufacturing and administrative facility in Gilbert, Arizona. In March 2002, Catalytica Energy completed the purchase of this facility for $4,097,000. In connection with the purchase of this building, the lease agreement was cancelled and Catalytica Energy had no further lease obligation. During fiscal 2005 through June 2006, the Company leased to tenants approximately 16,000 square feet of this facility.

On May 18, 2006, the Company entered into a Purchase and Sale Agreement to sell the Gilbert manufacturing and administrative facility and certain personal property. In connection with the sale, the outstanding loan balance was repaid in full. In early October 2006, the Company completed the relocation of its corporate headquarters to a smaller office space in Tempe, Arizona, which is being leased for approximately $4,100 per month. This lease expires on September 30, 2007 with an option to renew for an additional year on similar terms.

The Company leases approximately 98,000 square feet of office, production, laboratory and warehouse space in Charlotte, North Carolina. This lease expires on December 31, 2012, with two options to renew for five years each.

Additionally, the Company leases office and warehouse equipment under various lease agreements which expire through 2012.

At December 31, 2006, future payments under all non-cancelable operating leases are as follows over each of the next five years and thereafter (in thousands):

Year

2007	$411
2008	377
2009	388
2010	395
2011	400
Thereafter	408

$2,379

Rent expense consisting of building and equipment rent was $834,000 and $639,000 during the years ended December 31, 2006 and 2005, respectively. Rental income from the various lease and sublease arrangements was $358,000 and $457,000 during the years ended December 31, 2006 and 2005, respectively. Due to the sale of the Gilbert manufacturing and administrative facility and due to the assignment of the Company’s Mountain View,

CATALYTICA ENERGY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

California facilities lease as part of the APA with Eaton, rent expense beginning with fiscal 2007 will consist of leased space at SCR-Tech in Charlotte, North Carolina, office space in Tempe, Arizona, office space in Belmont, California, and various office and warehouse equipment leases. No rental income is anticipated to be realized beginning in fiscal 2007.

Commitments and Contingencies.  In connection with the sale of the Company’s Gas Turbine Assets to Kawasaki in September 2006, we agreed to indemnify Kawasaki for any breaches of various representations and warranties made by us to Kawasaki in connection with the sale. These indemnities are generally limited to the purchase price of $2.1 million. In addition, we have agreed to maintain an amount of not less than $2.0 million in immediately available funds until September 30, 2007 and $1.9 million in immediately available funds from October 1, 2007 until September 30, 2008 to satisfy any indemnification claims from Kawasaki.

In connection with the sale of the Company’s Diesel Technologies to Eaton in October 2006, we agreed to indemnify Eaton for any breaches of various representations and warranties made by us to Eaton in connection with the sale. These indemnities are generally limited to the purchase price of $2.4 million.

The Company incurred additional contingent liabilities as a result of our spin-off from Catalytica, Inc. For example, when the business of Catalytica Advanced Technologies, Inc. (“CAT”) was combined with ours, we became responsible for the liabilities of CAT. Additionally, we have obligations under the separation agreements we entered into with Catalytica, Inc., Synotex and DSM Catalytica Pharmaceuticals, Inc. (“DSM”), the successor corporation to Catalytica, Inc. For example, we agreed to indemnify DSM for liabilities arising out of our business, the business of CAT and other liabilities of DSM not associated with the pharmaceuticals business it purchased from Catalytica, Inc., which could include, for example, potential environmental liabilities. We are also responsible for specified potential liabilities arising out of the distribution of our common stock by Catalytica, Inc. To date, no claims have been made against us pursuant to these indemnification provisions and, at December 31, 2006, we believe the likelihood of any material claim being made against us is remote.

As of December 31, 2006, the Company had not recorded any liabilities related to the above contingencies, as it believes the likelihood of claim for each to be remote.

Note 11.	Segment Disclosures

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. The method for determining what information to report under SFAS No. 131 is based upon the “management approach,” or the way that management organizes the operating segments within the Company, for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. Our CODM is our Chief Executive Officer.

As described more fully in Note 1, the Company sold its catalytic combustion technology and associated gas turbine assets and its diesel fuel processing technology and associated assets during fiscal 2006. The resulting gain from disposal of those assets and results of operations related to gas turbine and diesel fuel processing technology development is reported in discontinued operations in the accompanying Consolidated Statements of Operations for fiscal 2006 and 2005.

Prior to these sales, the Company had been conducting its business through the following two business segments:

•	Catalyst regeneration, rejuvenation, cleaning and management services for SCR systems used by coal-fired power generating facilities to reduce NOx emissions — our SCR Catalyst and Management Services segment (“SCMS”); and

CATALYTICA ENERGY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Designing, developing and manufacturing advanced products based on our proprietary catalyst and fuel processing technologies, primarily focused on cost-effective solutions for reducing emissions from diesel engine applications — our Catalyst-Based Technology Solutions segment (“CBTS”).

In connection with the closing of the sales of the gas turbine and diesel fuel processing technologies and associated assets, the Company no longer conducts business activities associated with emissions control solutions for gas turbines or diesel engines, and therefore no longer conducts business through its CBTS segment. As the results of operations related to gas turbine and diesel fuel processing technology development is reported in discontinued operations in the Consolidated Statements of Operations for fiscal 2006 and 2005, the Company’s loss from continuing operations reflect the operations of one segment. As such, no additional disclosures are presented related to by-segment presentation of revenues, operating income, depreciation and amortization, capital expenditures, or total assets.

Note 12.	Sale of Gilbert Facility.

On May 18, 2006, the Company entered into a Purchase and Sale Agreement (the “Sale Agreement”) to amend the terms of the Purchase and Sale Agreement dated April 18, 2006 to sell the approximately 43,000 square foot corporate headquarters and manufacturing facility and certain personal property located in Gilbert, Arizona. Under the terms of the Sale Agreement, the Company received gross proceeds of $4,840,000 (which included an additional payment of $40,000 in connection with the sale and $25,000 for the sale of certain personal property located at the facility) on the closing date of July 19, 2006. After payoff of the approximately $2,870,000 loan securing the building, payment of its share of various closing costs, related expenses and commissions, and base rent to lease space at the facility through October 2006, the Company received net proceeds from the sale of approximately $1,850,000. In accordance with SFAS No. 144, the Company ceased depreciating the building on April 18, 2006. The net book value of assets sold was $3,887,000. An approximately $660,000 gain was recorded in gain from disposal of discontinued operations in the accompanying Consolidated Statements of Operations in fiscal 2006.

Note 13.	Sale of Xonon Gas Turbine Technology.

On June 30, 2006, the Company entered into an asset purchase agreement providing for the sale of the Company’s Xonon Cool Combustion® catalytic combustion technology and associated gas turbine assets, consisting primarily of inventory, to Kawasaki for $2,100,000. The sale closed on September 29, 2006. The net book value of assets sold, net of liabilities assumed in the transaction, was approximately $66,000; the approximately $2,034,000 gain was recorded in gain from disposal of discontinued operations in the accompanying Consolidated Statements of Operations in fiscal 2006.

See Note 4. “Exit and Reorganization Costs,” for information regarding termination costs incurred in connection with the sale of the Company’s gas turbine technology and associated assets.

Note 14.	Sale of Diesel Fuel Processing Technology.

On October 25, 2006 the Company entered into and closed an Asset Purchase Agreement (the “APA”) with Eaton providing for the sale of the Company’s diesel fuel processing assets and intellectual property (the “Diesel Technologies”). Under the terms of the APA, the Company also assigned to Eaton the Company’s lease of its facilities in Mountain View, California, and Eaton assumed the future rental payments and building restoration obligations associated with the lease.

Under the terms of the APA, the Company received $2,400,000 in gross cash proceeds in exchange for the sale and conveyance of the assets, properties and rights of the Company relating to the Diesel Technologies and the licensing of other intellectual property owned by the Company and used in the Diesel Technologies (but not transferred to Eaton under the APA) to Eaton. The net book value of assets sold, net of liabilities assumed in the transaction, was approximately $209,000. The approximately $2,191,000 net gain from this transaction was

CATALYTICA ENERGY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded in gain from disposal of discontinued operations in the accompanying Consolidated Statements of Operations in fiscal 2006.

In addition, the Company received an additional $700,000 expense reimbursement from Eaton for third quarter and October 2006 diesel fuel processing development efforts. This reimbursement was recorded as a reduction of loss from discontinued operations in fiscal 2006.

See Note 4. “Exit and Reorganization Costs,” for information regarding termination costs incurred in connection with the sale of the Company’s Diesel Technologies.

Note 15.	Selected Quarterly Financial Data (Unaudited) (In thousands, except per share amounts):

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2006	2005	2006	2005	2006	2005	2006	2005

Revenues	$2,979	$744	$957	$183	$1,368	$427	$2,079	$372
Total expenses	3,357	2,202	2,370	1,810	2,727	2,676	3,181	1,942
Income(loss) from continuing operations	(159)	(1,376)	(1,204)	(1,463)	(1,134)	(2,138)	(747)	698
Income(loss) from discontinued operations	(1,567)	(2,161)	(1,686)	(2,028)	1,814	(2,714)	864	(2,284)
Net income(loss)	$(1,726)	$(3,537)	$(2,890)	$(3,491)	$680	$(4,852)	$117	$(1,586)

Net income(loss) per share:
Net income(loss) from continuing operations Basic and diluted	$(0.01)	$(0.08)	$(0.07)	$(0.08)	$(0.06)	$(0.12)	$(0.04)	$0.04

Net income(loss) from discontinued operations Basic and diluted	$(0.09)	$(0.12)	$(0.09)	$(0.11)	$0.10	$(0.15)	$0.05	$(0.13)

Net income(loss)
Basic and diluted	$(0.10)	$(0.20)	$(0.16)	$(0.19)	$0.04	$(0.27)	$0.01	$(0.09)

Weighted average shares
Basic	18,158	17,931	18,171	17,996	18,218	18,126	18,234	18,140

Diluted	18,158	17,931	18,171	17,996	18,218	18,126	18,234	18,234

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALYTICA ENERGY SYSTEMS, INC.
(Registrant)

/s/ Robert W. Zack
Robert W. Zack
President and Chief Executive Officer

Dated: March 23, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert W. Zack his attorney-in-fact, for him in any and all capacities, to sign any amendments to this Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert W. Zack Robert W. Zack	President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting and Financial Officer) and Director	March 23, 2007

/s/ Ricardo B. Levy Ricardo B. Levy	Chairman of the Board	March 8, 2007

/s/ Richard A. Abdoo Richard A. Abdoo	Director	March 7, 2007

/s/ William B. Ellis William B. Ellis	Director	March 15, 2007

/s/ Howard I. Hoffen Howard I. Hoffen	Director	March 15, 2007

/s/ David F. Merrion David F. Merrion	Director	March 7, 2007

/s/ Susan F. Tierney Susan F. Tierney	Director	March 8, 2007

INDEX TO EXHIBITS

10	.73** *	Consulting Agreement between the Registrant and Richard Abdoo, effective as of January 1, 2007
10	.74**	Second Amendment to Lease Agreement between Clariant Corporation and SCR-Tech, LLC., effective as of December 29, 2006
10	.75** *	Third Amendment to Employment Agreement by and between the Registrant and Robert W. Zack, effective as of March 23, 2007
21	.1**	Subsidiaries of Registrant.
23	.1**	Consent of Independent Registered Public Accounting Firm.
24	.1**	Power of Attorney (see Signature page).
31	.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31	.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.
32	.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.

*	Represents management contracts of compensatory plans for executive officer and directors.

**	Filed herewith.