Form 10KSB/A
period 2006-12-31
CATALYTICA ENERGY SYSTEMS INC
filed 2007-04-30
CIK 1053361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-KSB/A
Amendment No. 1
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________.
Commission File No. 000-31953
CATALYTICA ENERGY SYSTEMS, INC.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0410420 (IRS Employer Identification Number)
301 West Warner Road, Suite 132
Tempe, Arizona 85284
(Address of principal executive offices)
(480) 556-5555
(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	NASDAQ Global Market
Securities registered under Section 12(g) of the Exchange Act: None
(Title of Class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☑
Revenues of the issuer for the fiscal year ended December 31, 2006 were approximately $7,383,000.
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
As of March 16, 2007, there were outstanding 18,260,849 shares of the issuer’s common stock, par value $0.001, which is the only class of common stock of the issuer registered under Section 12(b) of the Exchange Act.
Documents Incorporated by Reference
None
Transitional Small Business Disclosure Format:   Yes ☐ No ☑

Explanatory Note
Catalytica Energy Systems, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 to include Items in Part III (Items 9, 10, 11, 12, and 14) previously omitted in accordance with General Instruction E.3 from the Annual Report on Form 10-KSB filed by the Company on March 23, 2007 (the “Original Filing”). As a result of a delay in filing of the Company’s proxy statement, the Company is required by General Instruction E.3 to file Items previously omitted from Part III of the Original Filing in this Amendment No. 1. Other than as described above, no changes have been made to any Items previously filed in the Form 10-KSB, and this Amendment No. 1 does not reflect events occurring after the date of Original Filing or modify or update those disclosures affected by subsequent events.

CATALYTICA ENERGY SYSTEMS, INC.
Annual Report on Form 10-KSB
December 31, 2006

PART III
Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
The following table sets forth the ages (as of the date of this amendment) and present positions for each of our directors and executive officers. Each officer shall serve until his or her successor is elected and qualified.

Name	Age	Position

Robert W. Zack(a)(1)	44	President, Chief Executive Officer, Chief Financial Officer and Director
William J. McMahon	51	President, SCR-Tech LLC
Richard A. Abdoo (1)(3)(4)(b)	63	Vice Chairman of the Board, Director
William B. Ellis (2)(4)(b)	66	Director
Howard I. Hoffen (2)(4)(c)	43	Director
Ricardo B. Levy (1)(2)(3)(a)	62	Chairman of the Board, Director
David F. Merrion(c)	71	Director
Susan F. Tierney (1)(3)(b)	55	Director

(1)	Member of the Strategic Committee.

(2)	Member of the Audit Committee.

(3)	Member of the Nominating / Governance Committee.

(4)	Member of the Compensation Committee.

(a)	Class III director with a term expiring in 2009.

(b)	Class I director with a term expiring in 2007.

(c)	Class II director with a term expiring in 2008.
Directors
Richard A. Abdoo joined our board of directors in July 2004 and was appointed Vice Chairman in January 2007. Mr. Abdoo is president of R.A. Abdoo & Company LLC, and brings nearly three decades of energy industry expertise to the Company’s board membership, having retired in April 2004 from his position as chairman, president and chief executive officer of Wisconsin Energy Corporation (WEC), after a 29-year career with WEC and its subsidiary, Wisconsin Electric Power Company (WEPC), now known as We Energies. Mr. Abdoo first joined WEC as a director of corporate planning in 1975 and held positions of increasing responsibility in planning and operations for WEC through 1989 including vice president, senior vice president and executive vice president. In 1989, Mr. Abdoo was named president and chief operating officer of WEPC and several other WEC subsidiaries, and subsequently served as chief executive officer of all WEC subsidiaries until 1991, when he was elected chairman, president and chief executive officer of WEC. Under his executive leadership, WEC grew to become a Fortune 500 company, through a series of mergers and acquisitions that both enriched and enlarged the offerings and markets of the company. He oversaw the merger of WEPC and Wisconsin Natural Gas into a single utility in 1996, the acquisition of WICOR, Inc. and its Wisconsin Gas subsidiary in 2000 and, later that same year, the introduction of WEC’s “Power the Future” plan to meet the future energy needs of southeastern Wisconsin. Mr. Abdoo’s experience includes planning and leadership in coal, both in Wisconsin’s energy plan and in support of state regulations to support coal industry initiatives. Mr. Abdoo currently serves on the board of directors of AK Steel Holding Corporation. He earned a bachelor’s degree in electrical engineering from the University of Dayton and a master’s degree in economics from the University of Detroit. He also completed post-graduate studies in engineering at Wayne State University.

William B. Ellis, Ph.D. joined our Board of Directors in September 1995. Dr. Ellis is a lecturer and resident fellow of the Yale University School of Forestry and Environmental Studies. Dr. Ellis retired as Chairman of Northeast Utilities in 1995, where he also served as Chief Executive Officer from 1983 to 1993. Dr. Ellis joined Northeast Utilities in 1976 as its Chief Financial Officer. Dr. Ellis was a consultant with McKinsey & Co. from 1969 to 1976 and was a principal in that firm from 1975 to 1976. Dr. Ellis serves on the board of directors of the Massachusetts Mutual Life Insurance Company and on the Pew Center on Global Climate Change. He has a Ph.D. in chemical engineering from the University of Maryland.
Howard I. Hoffen joined our Board of Directors in September 2000. Mr. Hoffen has served as the Chairman and Chief Executive Officer of Metalmark Capital LLC, an independent private equity firm, since its formation in 2004. Prior to the establishment of Metalmark Capital, Mr. Hoffen acted as President and Chief Executive Officer for Morgan Stanley Private Equity and Morgan Stanley Capital Partners, and served as a Managing Director of Morgan Stanley & Co. Incorporated, since 1997. He joined Morgan Stanley & Co. Incorporated in 1985 and Morgan Stanley Private Equity and Morgan Stanley Capital Partners in 1986. Mr. Hoffen also serves on the board of EnerSys, Union Drilling, Inc. and several privately held companies. Mr. Hoffen has a B.S. from Columbia University and an MBA from the Harvard Business School.
Ricardo B. Levy, Ph.D. joined our Board of Directors in June 1995 as Chairman of the Board. He was a founder of Catalytica, Inc., of which we were a subsidiary and from which we spun off in December 2000. Dr. Levy was a director of Catalytica, Inc. from 1974 to December 2000 and served as its Chief Operating Officer from its inception in 1974 until August 1991. He served as President and Chief Executive Officer of Catalytica, Inc. from August 1991 until December 2000 and as Interim President and Chief Executive Officer from June 1, 2002 to December 31, 2002. Before founding Catalytica, Inc., Dr. Levy was a founding member of Exxon’s chemical physics research team. Dr. Levy also serves on the board of directors of Accelrys, Inc. and StemCells, Inc. Dr. Levy has an M.S. from Princeton University and a Ph.D. in chemical engineering from Stanford University. Dr. Levy is an alumnus of Harvard University’s Executive Management Program.
David F. Merrion joined our Board of Directors in January 2004. Mr. Merrion is a retired executive vice president of engineering for Detroit Diesel Corporation, a position he held from 1988 to 1999, during which time he also served on the company’s executive committee. In addition to serving as a consultant to several companies in the diesel industry including Detroit Diesel, for whom he acted as a consent decree compliance auditor, Mr. Merrion is also chairman of Greenvision Technology and serves on the Board of Clean Diesel Technologies, Inc. Mr. Merrion began his career in the diesel industry in 1954, at the Detroit Diesel Engine Division of General Motors. During his 45-year tenure within various divisions of Detroit Diesel, Mr. Merrion held positions of increasing responsibility in application engineering, product engineering, research and development, sales and executive management. Mr. Merrion is an SAE fellow, a member of ASME and a past advisor to the University of California at Riverside. He has also served as president of the Engine Manufacturers Association and as a member of the U.S. Federal Fleet Conversion Task Force, the U.S. Alternative-Fuels Council and the U.S. EPA Mobile Source Technical Advisory Council. Mr. Merrion also participated in the National Academy of Science review of the Partnership for a New Generation of Vehicles (PGNV) research program and has been honored as a lecturer for both SAE Buckendale and ASME Sochiro Honda. Mr. Merrion holds a bachelor’s degree in mechanical engineering from General Motors Institute (Kettering University) and a master’s degree in mechanical engineering from Massachusetts Institute of Technology.
Susan F. Tierney, Ph.D. joined our Board of Directors in December 2001. Dr. Tierney has served since 2003 as a managing principal of Analysis Group Inc., a provider of economic, financial, and business strategy consulting to law firms, corporations, and government agencies, where she specializes in energy industry issues. Previously Dr. Tierney served as Senior Vice President of Lexecon Inc., a leading economics consulting firm, from 1995 to 2003. Dr. Tierney is Chairperson of the board of directors of The Energy Foundation and Clean Air-Cool Planet, both non-profit organizations. Additionally, she is a board member for the following non-profit organizations: American Council on Renewable Energy (ACORE), Climate Policy Center, and the Northeast States Center for a Clean Air Future. During 2004, she was also Chairperson of the board for the Electricity Innovation Institute (a subsidiary of EPRI), a non-profit organization which develops energy solutions. Before joining Lexecon (and its predecessor company, the Economics Resource Group) in November 1995, Dr. Tierney served in senior positions in federal and state government from 1983 until 1995, most recently as assistant secretary for policy at the U.S. Department of Energy, Secretary of Environmental Affairs for the Commonwealth of Massachusetts and commissioner of the Massachusetts Department of Public Utilities. Previously, she was an assistant professor at the University of California, Irvine from 1978 until 1982. Dr. Tierney has a Ph.D. and a Masters degree in regional planning from Cornell University and a bachelor’s degree from Scripps College.

Robert W. Zack joined our Board of Directors in February 2006. Mr. Zack has served as our President and Chief Executive Officer since July 2005. Mr. Zack also continues to serve as our Chief Financial Officer, a position he has held since April 2003. Prior to that, Mr. Zack had served as our Vice President and Controller since February 2002. Before joining Catalytica Energy Systems, Mr. Zack served as Group Vice President of finance for MicroAge, Inc., a company providing technology products and services. From 1995 to 1999, he served as the Chief Financial Officer of NIENEX. Mr. Zack has held various executive and financial management roles at Active Noise and Vibration Technologies, Pinnacle West Capital Corporation and Arthur Andersen L.L.P. He earned his B.S. in accounting and his MBA from Arizona State University. He is also a certified public accountant.
Non-Director Executive Officers
William J. McMahon serves as president of SCR-Tech, LLC, a position he has held since March 2005. Before joining Catalytica Energy Systems, Mr. McMahon served as Group Vice President of the Ultrapure Water division of Ionics, Inc. from 2000 to 2004. From 1997 to 2000, he held several executive level positions including Chairman, President and Chief Executive Officer of Pantellos; President and Chief Executive Officer of Stone & Webster Sonat Energy Resources; and President of Stone & Webster Energy Services Inc. From 1978 to 1997, Mr. McMahon held positions at DB Riley, Inc. and at The Babcock & Wilcox Company. Mr. McMahon earned a B.S. degree in Nuclear Engineering from Georgia Institute of Technology and an MBA from Xavier University.
There are no family relationships between any of the directors or executive officers of the Company.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”) and the National Association of Securities Dealers, Inc. (the “NASD”)
Executive officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms and amendments thereto received by it, or written representations from certain reporting persons, the Company believes that, during fiscal year 2006, all reporting persons complied with Section 16(a) filing requirements applicable to them, except that a Form 4 filed by former Chief Technology Officer Ralph Dalla Betta on August 9, 2006 reflecting an exercise of his stock options on July 7, 2006 was not filed within the required time frame.
Code of Ethics
We maintain a Code of Conduct and Ethics for our directors, officers, including our Chief Executive Officer, Chief Financial Officer and principal financial and accounting officers, and our employees (including directors, officers and employees of our wholly-owned subsidiaries). The Code of Conduct and Ethics addresses such topics as protection and proper use of our assets, compliance with applicable laws and regulations, accuracy and preservation of records, accounting and financial reporting, conflicts of interest and insider trading. The Code of Conduct and Ethics is posted on our web site at: http://www.catalyticaenergy.com. We will furnish to any person without charge, upon request a copy of the Code of Conduct and Ethics. Please submit such request to us at the following address:
Catalytica Energy Systems, Inc.
301 W. Warner Road, Suite 132
Tempe, Arizona 85284
Attn: Secretary
Audit Committee
The three members of the Audit Committee of our Board of Directors (the “Audit Committee”) are William B. Ellis, Chairman, Howard I. Hoffen and Ricardo B. Levy. The Board of Directors has determined that each member of the Audit Committee meets the independence criteria prescribed by applicable law and the rules of the SEC for audit committee membership and meets the criteria for audit committee membership required by The Nasdaq Stock Market, Inc (the “Nasdaq Stock Market”). Further, each Audit Committee member meets the NASD’s financial knowledge requirements. Also, our Board has determined that William B. Ellis qualifies as an “audit committee financial expert,” as defined in the rules and regulations of the SEC.

Item 10. EXECUTIVE COMPENSATION
EXECUTIVE OFFICER COMPENSATION
The following table sets forth certain summary information concerning the annual compensation received for services rendered to the Company during the fiscal year ended December 31, 2006 by: (i) Robert W. Zack, the Company’s President, Chief Executive Officer and Chief Financial Officer on December 31, 2006, and (ii) each of the other most highly compensated executive officers of the Company during 2006, of which there was one serving as an executive officer of the Company on December 31, 2006 (collectively, the “Named Executive Officers”).

						Non-Equity	Nonqualified
				Stock	Option	Incentive Plan	Deferred	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation		Total
Principal Position	Year	($)	($)(3)	($)(6)	($)(6)	($)	Earnings ($)	($)(4)		($)
Robert W. Zack President, Chief Executive Officer, Chief Financial Officer	2006	260,000	175,500	18,750	67,228			18,218	(1)	539,696
William J. McMahon President, SCR-Tech, LLC	2006	200,000	129,500		8,846			39,760	(2)	378,106
Ralph A. Dalla Betta Former Vice President and Chief Technology Officer	2006	171,313			25,852		152,408	636,345	(5)	985,918

(1)
Amounts under “All Other Compensation” include contributions by the Company of (i) $12,320 in 2006 under its 401(k) plan; (ii) $1,260 in 2006 for supplemental life insurance premiums and (iii) $4,638 in 2006 for supplemental disability premiums.

(2)	Amounts under “All Other Compensation” include contributions by the Company of (i) $12,320 in 2006 under its 401(k) plan; and (ii) $27,440 in 2006 in relocation costs.

(3)	Represents bonuses accrued in the year of service whether paid during the year of service or thereafter.

(4)	Includes 401(k) matching contributions accrued in the year of service whether paid during the year of service or the following year.

(5)
Amounts under “All Other Compensation” include contributions by the Company of $7,520 in 2006 under its 401(k) plan; (ii) $5,810 in 2006 for supplement life insurance premiums; (iii) $3,298 in 2006 for supplemental disability premiums; (iv) $385,355 paid in 2006 in conjunction with his severance agreement as detailed in Executive Compensation-Employment Contracts and Termination of Employment and Change-in-Control Arrangements” below; (v) $215,000 in consideration of Dr. Dalla Betta’s assistance with the sale of the Company’s diesel business to Eaton Corporation and his significant contributions to the Company and its predecessors since 1976; and (vi) $19,362 for accrued vacation in connection with the termination of his employment effective October 26, 2006.

(6)
Amounts set forth in the Stock Awards and Option Awards columns represent the aggregate amount recognized for financial statement reporting purposes, disregarding the estimate of forfeitures related to service-based vesting conditions, but otherwise computed in accordance with the Statement of Financial Accounting Standards (“SFAS”) No 123, as amended by SFAS No. 123(R), “Share-Based Payment,”(“SFAS 123(R)”) based on the assumptions set forth in Note 8 to the Company’s consolidated financial statements as filed with the Securities and Exchange Commission on Form 10-KSB on March 23, 2007. There were no equity award forfeitures by the Named Executive Officers during fiscal 2006. Restricted stock awards are computed in accordance with SFAS 123(R) based on the closing stock price on the grant date. These amounts reflect the Company’s accounting expense for these awards, and do not reflect the actual value that will be recognized by the Named Executive Officers.

The material terms of each Named Executive Officer’s employment agreement or arrangement is set forth below under “Employment Contracts and Termination of Employment and Change-in-Control Arrangements.”

Outstanding Equity Awards at Fiscal Year End
The following table sets forth the outstanding equity awards at the end of the fiscal year ended December 31, 2006 held by each of the Named Executive Officers:
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards							Stock Awards
												Equity
												Incentive
												Plan
											Equity	Awards:
											Incentive	Market
											Plan	Value or
					Equity						Awards:	Payout
					Incentive					Market	Number of	Value of
					Plan			Number of		Value of	Unearned	Unearned
					Awards:			Shares		Shares	Shares,	Shares,
	Number of				Number of			or Units		or Units	Units or	Units or
	Securities		Number of		Securities			of Stock		of Stock	Other	Other
	Underlying		Securities		Underlying			That		That	Rights	Rights
	Unexercised		Underlying		Unexercised	Option		Have		Have	that Have	That
	Options (#)		Unexercised		Unearned	Exercise	Option	Not		Not	Not	Have Not
	Exercisable		Options (#)		Options	Price	Expiration	Vested		Vested	Vested	Vested
Name	(1)		Unexercisable		(#)	($)	Date	(#)		($)	(#)	($)
Robert W. Zack								34,375	(4)	71,156
	10,000					3.55	4/1/2012
	85,000					2.76	2/10/2013
	10,000					3.45	8/29/2013
	70,000					4.03	1/26/2014
	25,600					2.41	1/31/2015
	35,625		154,375	(2)		1.15	3/22/2016
	1,042		48,958	(3)		1.35	11/6/2016

William J. McMahon	50,000					1.91	5/3/2015
	4,688		20,312	(5)		1.15	3/22/2016

Ralph Dalla Betta	750					5.60	1/25/2007
	11,000					12.00	1/25/2007
	4,900					21.60	1/25/2007
	6,100					21.00	1/25/2007
	7,091					14.31	1/25/2007
	8,000					16.94	1/25/2007
	64,800					3.53	1/25/2007
	51,600					2.76	1/25/2007
	10,000					3.45	1/25/2007
	50,000					4.03	1/25/2007
	26,500					2.41	1/25/2007
	35,200	(6)				1.15	3/22/2016

(1)
In anticipation of implementation of SFAS No. 123(R), “Shared-Based Payments,” at December 31, 2005 the Company accelerated vesting of all unvested option grants at that date. The options subject to acceleration remain exercisable throughout the original term of each option award. However, executives that remain employed with the Company have agreed not to exercise their options until they would otherwise come due under the original vesting schedule.

(2)	Mr. Zack’s unexercisable options vest as follows: 3,958 on January 22, 2007 and on each 22nd of the month through March 22, 2010.

(3)	Mr. Zack’s unexercisable options vest as follows: 1,042 on January 6, 2007 and on each 6th of the month through November 6, 2010.

(4)	Mr. Zack’s unvested restricted stock units vest as follows: 3,125 on March 22, 2007 and each 3rd month thereafter through September 22, 2009.

(5)	Mr. McMahon’s unexercisable options vest as follows: 521 on January 22, 2007 and on each 22nd of the month through March 22, 2010.

(6)	Per the terms of the March 22, 2006 stock option grant, the vesting of Mr. Dalla Betta’s unexercisable options was accelerated, effective as of his employment termination date on October 25, 2006.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements
On September 22, 2005 the Company entered into an agreement with Robert W. Zack that provides, among other things, that if Mr. Zack is involuntarily terminated (as defined in his agreement), he shall receive 200% of his annual compensation (including annual target bonus) and subsidized COBRA premiums for up to a maximum of eighteen (18) months. Further, if Mr. Zack is involuntarily terminated due to a change of control event (as defined in his agreement), he shall receive, in severance and non-competition payments, 200% of his annual compensation (including annual target bonus) plus a pro rata cash payment of the current year target bonus award, continued employee benefits for up to two years from the date of this involuntary termination, and full acceleration of any unvested portion of any stock options or restricted stock units held by Mr. Zack. Additionally, in the event of a change of control event where Mr. Zack is not terminated, he shall receive cash retention payments equal to 100% of his annual compensation (including annual target bonus) in three installments over a twelve month period.
On March 23, 2007, the Company entered into an Amended and Restated Employment Agreement with Robert W. Zack. The agreement provides for a base salary of $300,000, which may be increased in 2008 and subsequent years by the Company’s Board of Directors or the Compensation Committee. In addition, Mr. Zack will be eligible to receive an annual bonus on account of the Company’s 2007 fiscal year performance with a target payment equal to 125% of his base salary. In 2008 and subsequent years, the target bonus may be increased by the Company’s Board of Directors or the Compensation Committee. The target bonus may be paid in a combination of cash and equity compensation, provided that the cash component will be no less than 50% of the bonus. The agreement also provides that if Mr. Zack is involuntarily terminated other than for cause (as such terms are defined in the agreement) and not in connection with a change of control of the Company, he will receive an aggregate cash amount equal to 200% of his annual compensation (an amount equal to the greater of Mr. Zack’s base salary for the twelve (12) months preceding a change in control plus his target bonus for the same period, or (ii) Mr. Zack’s base salary on an annualized basis and his target bonus as of the termination date) plus a pro rata cash payment of his target bonus and subsidized COBRA premiums for up to a maximum of eighteen (18) months. Further if Mr. Zack is involuntarily terminated in connection with a change of control event (as defined in the agreement), he will receive a cash payment in an amount equal to 200% of his annual compensation plus a pro rata cash payment of his target bonus, less any change of control retention payments (as described below) already paid to him. Mr. Zack will also receive continued employee benefits for up to two years from the date of his involuntary termination, and accelerated vesting for all of his unvested stock options or restricted stock (including restricted stock units). In the event of a change of control where Mr. Zack is employed by the acquiring entity in the position of Chief Financial Officer or a greater position, he will receive change of control retention payments as follows: 1/3 of his annual compensation on the date of the change of control, another 1/3 of his annual compensation six months following the change of control and a final 1/3 of his annual compensation one year following the change of control, subject to Mr. Zack’s continuous employment by the acquiring entity through such dates. This Amended and Restated Employment Agreement superseded the Employment Agreement entered into between Robert Zack and the Company dated September 22, 2005.
On September 22, 2005 the Company also entered into an agreement with Ralph Dalla Betta that provides, among other things, that if Dr. Dalla Betta is involuntarily terminated other than for cause and such termination is not in connection with a change of control of the Company, then Dr. Dalla Betta will receive 100% of his annual compensation (including annual target bonus) and subsidized COBRA premiums for himself and eligible dependents for up to a maximum of twelve (12) months. Further, if Dr. Dalla Betta is involuntarily terminated, other than for cause, due to a change of control event of the Company at any time after the announcement of the change of control and prior to two years following the change of control (or if sooner, the announcement of the change of control), he will receive (i) 200% of his annual compensation (including annual target bonus) plus a pro rata cash payment of the current year target bonus award, less any “change of control retention payments” paid to Dr. Dalla Betta, which are defined as payments payable to him in the event of a change of control and wherein he is employed by the acquiring entity in the position of Chief Technical Officer or a greater position, in which case he would receive change of control retention payments equal to 2/3 of his annual compensation on the date of the change of control, another 2/3 of annual compensation six months following the change of control, and a final 2/3 of annual compensation on the one year anniversary of the change of control, subject to his remaining employed by the acquiring entity through such dates, (ii) continued employee benefits for himself and eligible dependents for up to two years from the date of this involuntary termination, and (iii) full acceleration of any unvested portion of any stock options or restricted stock units held by Dr. Dalla Betta. The foregoing severance benefits and change of control retention payments are conditioned upon Dr. Dalla Betta’s agreement, for one year following his termination from the Company, not to engage in, or have any ownership interest in or participate in the financing, operation, management or control of, any entity or business that competes with the Company or is a customer or client of the Company. On October 25, 2006, Dr. Dalla Betta’s employment was terminated and the Company paid Dr. Dalla Betta $385,355 pursuant to his agreement with the Company, as payment for a termination other than for cause and not in connection with a change of control of the Company, representing 100% of his annual compensation (including annual target bonus). In addition, in connection with the Company’s sale of its diesel business to Eaton Corporation, the Compensation Committee of the Board of Directors awarded Dr. Dalla Betta a bonus in the amount of $215,000 in consideration of Dr. Dalla Betta’s assistance with the sale of the diesel business and his significant contributions to the Company and its predecessors since 1976.

In connection with the commencement of his employment in March 2005, William J. McMahon signed a Change of Control Severance Agreement effective on March 17, 2005 that provides for the following benefits in the event he is involuntarily terminated due to a change of control (as defined in the agreement): (1) 50% of his annual compensation plus a pro-rata portion of the current year target bonus, and (2) continued employee benefits for up to six months from the date of an involuntary termination. If Mr. McMahon is involuntarily terminated without cause and outside of a change of control event, he is entitled to a severance payment of 50% of his annual compensation.
On January 10, 2007, the Company entered into an employment agreement with William J. McMahon, effective as of January 1, 2007, which replaces and supersedes in its entirety a letter agreement between the Company and Mr. McMahon dated as of March 16, 2005 and a Change of Control Severance Agreement between the Company and Mr. McMahon dated as of March 17, 2005, which governed Mr. McMahon’s employment with the Company prior to the Effective Date. The employment agreement provides, among other things, that if Mr. McMahon is involuntarily terminated, other than for cause, at any time prior to an announcement of a change of control or on or after the date that is 24 months following a change of control or the announcement of a change of control, whichever comes later, then, Mr. McMahon will be entitled to receive a cash payment equal to 100% of his then base salary and subsidized COBRA premiums for himself and his eligible dependents for up to a maximum of 12 months. Further, if Mr. McMahon is involuntarily terminated after an announcement of a change of control and prior to 24 months following a change of control or the announcement of a change of control, whichever comes later, then, Mr. McMahon will be entitled to receive (A) 100% of the sum of his base salary and target bonus for the 12 months preceding the change of control (or if greater, the sum of his annualized base salary and his target bonus as of the date of the termination) if the amount of consideration payable in such change of control to the Company or its stockholders (less certain amounts held by the Company or its affiliates and intra-company debt in a change of control not involving the Company) is less than $5 million, (B) 150% of the sum of his base salary and target bonus for such period (or if greater, the sum of his annualized base salary and his target bonus as of the date of the termination) if the amount of such consideration is at least $5 million but less than $10 million, or (C) 200% of the sum of his base salary and target bonus for such period (or if greater, the sum of his annualized base salary and his target bonus as of the date of the termination) if the amount of such consideration is $10 million or more; and 100% company-paid health, dental and life insurance coverage at the same level of coverage as was provided to him and his dependents immediately prior to the termination for up to a maximum of two years from the date of his termination.
Unless otherwise determined by our Board of Directors, the 1995 Stock Plan provides for the automatic acceleration of vesting of all outstanding options (such that they become exercisable in full) in the event of a “Change in Control,” as defined in the 1995 Stock Plan on the date six months after the change in control or upon any earlier termination of the affected employee.

COMPENSATION OF DIRECTORS
The following table describes the compensation paid to the members of our Board of Directors in the fiscal year ended December 31, 2006:
DIRECTOR COMPENSATION

	Fees				Nonqualified
	Earned or		Option	Non-Equity	Deferred
	Paid in	Stock	Awards ($)	Incentive Plan	Compensation	All Other
Name	Cash ($) (1)	Awards ($)	(2)(3)(4)(5)	Compensation ($)	Earnings ($)	Compensation ($)	Total ($)

Richard A. Abdoo	48,500	—	6,308	—	—	—	54,808	(8)
William B. Ellis	34,000	—	6,308	—	—	—	40,308	(9)
Howard I. Hoffen	31,000	—	6,308	—	—	—	37,308	(10)
Ricardo B. Levy	65,500	—	12,616	—	—	—	78,116	(11)
David F. Merrion	32,000	—	6,308	—	—	—	38,808	(12)
Frederick O’Such(6)	13,000		1,050				14,050	(13)
Susan F. Tierney	32,500	—	6,308	—	—	—	38,808	(14)
John A. Urquhart(7)	14,000		1,050				15,050	(15)

(1)
We report in this column the cash value of board retainer fees, committee chair fees, and board and committee meeting fees earned by each non-employee director in 2006 irrespective of whether they were paid in 2006.

(2)	Non-employee directors of the Company each received options to purchase 10,000 shares of the Company’s common stock in 2006 at an exercise price of $1.15 for each option granted.

(3)
Non-Qualified stock options granted March 22, 2006. These options become exercisable in 12 equal monthly installments commencing one month after the date of grant such that options become fully vested one year from the date of grant, and expire no later than ten years from the date of grant.

(4)
An additional option to purchase 10,000 shares of the Company’s common stock at an exercise price of $1.15 granted to Dr. Levy for service to the Company as its representative on the board of directors of NovoDynamics, Inc.

(5)
Amounts set forth in the Option Awards columns represent the aggregate amount recognized for financial statement reporting purposes, disregarding the estimate of forfeitures related to service-based vesting conditions, but otherwise computed in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 123, as amended by SFAS No. 123(R), “Share-Based Payment,” based on the assumptions set forth in Note 8 to the Company’s consolidated financial statements as filed with the Securities and Exchange Commission on Form 10-KSB on March 23, 2007.

(6)	Frederick M. O’Such resigned from our Board of Directors effective the date of the 2006 Annual Meeting of Stockholders, which took place on June 8, 2006.

(7)	John A. Urquhart resigned from our Board of Directors effective the date of the 2006 Annual Meeting of Stockholders, which took place on June 8, 2006.

(8)	As of December 31, 2006, Richard A. Abdoo had 35,000 option awards outstanding.

(9)	As of December 31, 2006, William B. Ellis had 54,000 option awards outstanding.

(10)	As of December 31, 2006, Howard I. Hoffen had 68,000 option awards outstanding.

(11)	As of December 31, 2006, Ricardo B. Levy had 176,039 option awards outstanding.

(12)	As of December 31, 2006, David F. Merrion had 40,000 option awards outstanding.

(13)	As of December 31, 2006, Frederick O’Such had no option awards outstanding.

(14)	As of December 31, 2006, Susan Tierney had 65,000 option awards outstanding.

(15)	As of December 31, 2006, John A. Urquhart had no option awards outstanding.

Effective for the fiscal year commencing January 1, 2007, directors who are not officers of the Company each receive an annual retainer for their services in the amount of $30,000, plus reimbursement of expenses, and the Chairman of the Board and the Vice Chairman of the Board receive additional annual compensation of $45,000 and $40,000, respectively. Directors who are employed by the Company do not receive any compensation for their Board activities. Committee chairs receive additional compensation of $2,500 per committee meeting attended. Committee members receive $2,000 for each committee meeting attended in person or $1,500 for each committee meeting attended telephonically.
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Principal Stockholders and Management
The following table sets forth, as of March 31, 2007, certain information with respect to the beneficial ownership of the Company’s common stock by (i) each person or entity known by the Company to own beneficially more than five percent of the outstanding shares of the Company’s common stock, (ii) each director or nominee for director of the Company, (iii) each of the Company’s Named Executive Officers listed in the Summary Compensation Table and (iv) all current Executive Officers and directors as a group.
The table is based on information supplied by our officers, directors, principal stockholders and Schedules 13D and 13G and other documents filed with the SEC. The number of shares of our common stock beneficially owned by each 5% stockholder, director or executive officer is determined under the rules of the SEC. Under the SEC rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also includes any shares of common stock that the individual or entity has the right to acquire within 60 days after March 31, 2007 through the exercise of stock options, and any reference in the footnotes to this table to shares subject to stock options refers only to stock options that are so exercisable. For purposes of computing the percentage of outstanding shares of our common stock held by each individual or entity, all shares of common stock subject to options currently exercisable or exercisable within 60 days after March 31, 2007 are deemed to be outstanding for the purpose of computing the percentage ownership of the individual or entity holding such options, but are not deemed to be outstanding for computing the percentage ownership of any other individual or entity. Unless otherwise indicated below, we believe that each stockholder named in the table has sole or shared voting and investment power with respect to all shares beneficially owned, subject to applicable community property laws. The inclusion in the table of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated in the table, the address of each individual or entity listed in the table is Catalytica Energy Systems, Inc., 301 W. Warner Road, Tempe, Arizona 85284.

	Shares of Common Stock Beneficially Owned
		Percentage
Name of Person or Identity of Group	Number	Ownership(1)

AWM Investment Company, Inc.(2) 153 East 53rd Street, 55th floor New York, New York 10022	3,999,757	21.86%

Metalmark Capital LLC (3) 1177 Avenue of the Americas New York, New York 10036	3,386,748	18.51%

Farallon Capital Management, L.L.C.(4) One Maritime Plaza, Suite 1325 San Francisco, California 94111	2,274,960	12.44%

Howard I. Hoffen(5)	3,461,061	18.85%
Ricardo B. Levy(6)	418,704	2.27%
Robert W. Zack(7)	286,086	1.54%
William B. Ellis(8)	72,665	*
Susan F. Tierney(9)	71,313	*
William J. McMahon(10)	70,874	*
Richard A. Abdoo(11)	76,464	*
David F. Merrion(12)	46,313	*
All current executive officers and directors as a group (8 persons)(13)	4,503,480	23.59%

* Less than 1%

(1)	Based upon 18,294,677 shares of common stock outstanding as of March 31, 2007.

(2)
Based solely on information as of December 13, 2006 as set forth in Schedule 13D filed on December 13, 2006. Includes 899,692 shares of common stock owned by Special Situations Cayman Fund, L.P. (“SSCF”), 253,101 shares of common stock owned by Special Situations Fund III, L.P. (“SSF”) and 2,846,964 shares of common stock owned by Special Situations Fund III QP, L.P. (“SSFQ”). AWM Investment Company, Inc. (“AWM”) serves as general partner of SSCF, SSF and SSFQ and may be deemed to be the beneficial owner of the shares of Company common stock held by these entities. Austin W. Marxe (“Marxe”) and David M. Greenhouse (“Greenhouse”) are the controlling principals of AWM, the general partner of and investment adviser to SSCF. AWM also serves as the general partner of MGP Advisers Limited Partnership, the general partner of and investment adviser to SSF and the general partner of SSFQ. AWM serves as the investment adviser to SSFQ.

(3)
Consists of 2,995,781 shares owned by Morgan Stanley Capital Partners III, L.P. (“MSCP III”), 84,253 shares owned by Morgan Stanley Capital Investors, L.P. (“MSCI”), and 306,714 shares owned by MSCP III 892 Investors, L.P. (“MSCP III 892”). Pursuant to a subadvisory agreement between certain affiliates of Morgan Stanley and Metalmark Capital LLC (“Metalmark”) and Metalmark Subadvisor LLC, Metalmark agreed to manage MSCP III and MSCP III 892 on a subadvisory basis, and as a result, may be deemed to beneficially own 3,302,495 shares. In addition, under the subadvisory arrangement, MSCI, a fund related to MSCP III and MSCP III 892, is effectively obligated to vote or direct the vote and to dispose or direct the disposition of any common stock owned directly by it on the same terms and conditions as MSCP III and MSCP 892. Metalmark is an independent private equity firm managed by Howard I. Hoffen and senior team members formerly from Morgan Stanley Capital Partners. Mr. Hoffen disclaims beneficial ownership of all shares owned by these entities, except to the extent of his pecuniary interest therein.

(4)
Based solely on information as of December 31, 2006 as set forth in a Form 3 filed on January 9, 2007. The aggregate 2,274,960 shares are owned directly by Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P., Farallon Capital Institutional Partners II, L.P., Farallon Capital Institutional Partners III, L.P. and Tinicum Partners, L.P. (collectively, the “Partnerships”) and by a discretionary account (the “Managed Account”) managed by Farallon Capital Management, L.L.C. (“FCMLLC”). As the general partner to each of the Partnerships, Farallon Partners, L.L.C. (“FPLLC”) may be deemed to be the beneficial owner of the Company’s securities held by each of the Partnerships. FCMLLC, as the registered investment advisor to the Managed Account, may be deemed to be the beneficial owner of the Company’s securities held by the Managed Account. Each of Noonday G.P. (U.S.), L.L.C. (“NGPUS”) and Noonday Asset Management, L.P. (“NAMLP”), as a sub-investment adviser to the Partnerships and the Managed Account, may be deemed to be the beneficial owner of the Company’s securities held by the Partnerships and the Managed Account. As the general partner of NAMLP, Noonday Capital, L.L.C. (“NCLLC”) may be deemed to be the beneficial owner of the Issuer’s securities held by the Partnerships and the Managed Account. Effective as of January 1, 2007, Douglas M. MacMahon (“MacMahon”) became a managing member of FPLLC and FCMLLC, and as a result MacMahon may be deemed to be the beneficial owner of the Company’s securities held by the Partnerships and the Managed Account. All of such securities of the Company have been previously reported by the Partnerships, FCMLLC on behalf of the Managed Account and other related entities and individuals on the Forms 4 filed on July 8, 2004 by the Partnerships, FCMLLC on behalf of the Managed Account and the other entities and individuals listed on such forms. NGPUS, NAMLP, NCLLC and David I. Cohen also filed a Form 3 with respect to such securities on January 4, 2005. Saurabh K. Mittal also filed a Form 3 with respect to such securities on October 11, 2005. Jason E. Moment also filed a Form 3 with respect to such securities on January 10, 2006. There have been no transactions in such securities by any such entities or individuals since such forms were filed. MacMahon, FCMLLC, NGPUS, NAMLP and NCLLC and the individuals identified on the prior Form 3s and 4s disclaim any beneficial ownership of any of the Company’s securities reported or referred to herein for purposes of Rules 16a-1(a) under the Securities Exchange Act of 1934, as amended (the “34 Act”). FPLLC disclaims any beneficial ownership of any of the Company’s securities reported or referred to herein for purposes of Rule 16a-1(a) under the 34 Act, or otherwise, except as to securities representing FPLLC’s pro rata interest in, and interest in the profits of, the Partnerships. MacMahon, together with the entities and individuals identified in this footnote, may be deemed members of a group holding equity securities of the Company. The foregoing shall not be deemed to be an admission that such entities and individuals are member of such group

(5)
Includes 70,525 shares of common stock issuable upon exercise of options and vesting of restricted stock units held by Mr. Hoffen, which are exercisable within 60 days of March 31, 2007, and 3,386,748 shares beneficially owned by Metalmark Capital LLC as described in footnote (3) above. Mr. Hoffen disclaims beneficial ownership of the shares beneficially owned by Metalmark Capital LLC and the entities described in footnote (3), except to the extent of his pecuniary interest in such entities.

(6)
Includes (i) 178,564 shares of common stock issuable upon exercise of options and vesting of restricted stock units held by Dr. Levy, which are exercisable within 60 days of March 31, 2007, (ii) 229,647 shares of common stock held by the Levy Family Trust, of which Dr. Levy serves as trustee and (iii) 6,705 shares of common stock held by the Polly Jean Cusumano Trust, of which Dr. Levy serves as trustee. Dr. Levy disclaims beneficial ownership of the shares owned by the Polly Jean Cusumano Trust.

(7)	Includes 271,132 shares of common stock issuable upon exercise of options and vesting of restricted stock units held by Mr. Zack, which are exercisable within 60 days of March 31, 2007.

(8)	Includes 56,525 shares of common stock issuable upon exercise of options and vesting of restricted stock units held by Dr. Ellis, which are exercisable within 60 days of March 31, 2007.

(9)	Includes 67,525 shares of common stock issuable upon exercise of options and vesting of restricted stock units held by Dr. Tierney, which are exercisable within 60 days of March 31, 2007.

(10)	Includes 67,243 shares of common stock issuable upon exercise of options and vesting of restricted stock units held by Mr. McMahon, which are exercisable within 60 days of March 31, 2007.

(11)	Includes 43,585 shares of common stock issuable upon exercise of options and vesting of restricted stock units held by Mr. Abdoo, which options are exercisable within 60 days of March 31, 2007.

(12)	Includes 42,525 shares of common stock issuable upon exercise of options and vesting of restricted stock units held by Mr. Merrion, which are exercisable within 60 days of March 31, 2007.

(13)
Includes 797,624 shares of common stock issuable upon exercise of options and vesting of restricted stock units held by current executive officers and directors, which are exercisable within 60 days of March 31, 2007.

Securities Authorized for Issuance under Equity Compensation Plans
The “Securities Authorized for Issuance under Equity Compensation Plans” table contained in Item 5 of this annual report is incorporated herein by reference.

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Transactions with Related Persons, Promoters and Certain Control Persons
Dr. Ricardo Levy, the Chairman of our Board of Directors, has a personal investment in NovoDynamics, Inc. (“NovoDynamics”), which constitutes less than 2% of NovoDynamics’ outstanding equity. Dr. Levy also serves as a director of NovoDynamics. The Company owns approximately 31% of NovoDynamics’ outstanding equity.
Effective January 1, 2007, the Company entered into a one-year consulting agreement with Richard Abdoo, the Vice Chairman of our Board of Directors. The agreement provides that Mr. Abdoo will provide assistance to the Company and its management with respect to its subsidiary, SCR-Tech, LLC, including assisting on business strategy and customer matters. The consulting agreement provides compensation to Mr. Abdoo in the form of restricted stock units having a value on the date of grant of January 25, 2007 of $60,000, rounded down to the nearest whole share, with such units vesting monthly during 2007. Mr. Abdoo also is entitled to be reimbursed for reasonable travel and other out-of-pocket expenses incurred by him in rendering such services. The consulting agreement also contains customary invention assignment, confidentiality and other similar provisions.
Reference is made to Item 10 of this annual report under the heading “EXECUTIVE OFFICER COMPENSATION—Employment Contracts and Termination of Employment and Change-in-Control Arrangements” for a description of employment relationships and transactions involving executive officers of the Company, and such description is incorporated herein by reference.
Independence of Members of our Board of Directors and Committees
Our Board of Directors has determined that six of its seven current members — Richard A. Abdoo, William B. Ellis, Howard I. Hoffen, Ricardo B. Levy, David F. Merrion, and Susan F. Tierney — are “independent,” as such term is defined in Marketplace Rule 4200(a)(15) of the Nasdaq Stock Market. No directors are members of Committees of our Board of Directors who are not independent under such Committee independence standards.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following is a summary of the fees incurred by the Company for the services of Ernst & Young LLP in 2006 and 2005.

	Audit Fees(1)	Audit-Related Fees	Tax Fees	All Other Fees(2)
2006	$279,087	$—	$—	$—
2005	$299,202	$—	$—	$12,769

(1)
Includes fees and expenses related to the fiscal year audit, interim reviews and audit services provided in connection with statutory and regulatory filings, irrespective of when the fees and expenses were billed or paid or when the services were rendered.

(2)
All Other Fees paid in 2005 includes fees (i) for professional services relating to preparation of and assistance with the Company’s response to a Securities and Exchange Commission comment letter, (ii) for assistance in the development of procedures for compliance with the Sarbanes Oxley Act of 2002 and (iii) for professional services relating to a review of Company procedures used for allocating costs to government and other contracts.

The Audit Committee has considered and determined that the fees paid to Ernst & Young LLP for non-audit-related services is compatible with maintaining Ernst &Young’s independence. The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax and other services performed by the independent auditor and all fees of Ernst & Young LLP for 2005 and 2006 were approved in advance by the Audit Committee. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent auditor is engaged to perform it. The Audit Committee has delegated to the Chair of the Audit Committee authority to approve permitted services provided that the Chair reports any decisions to the Committee at its next scheduled meeting.

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALYTICA ENERGY SYSTEMS, INC. (Registrant)
Date: April 30, 2007	By:	/s/ Robert W. Zack
Robert W. Zack
President, Chief Executive Officer and Chief Financial Officer