Form 10QSB
period 2007-03-31
CATALYTICA ENERGY SYSTEMS INC
filed 2007-05-15
CIK 1053361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from            to           .
Commission File No. 000-31953
CATALYTICA ENERGY SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	77-0410420
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
301 West Warner Road, Suite 132
Tempe, Arizona 85284-2961
(Address of principal executive offices)
(480) 556-5555
(Issuer’s telephone number)
Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 10, 2007 there were outstanding 18,311,289 shares of the issuer’s common stock, par value $0.001, which is the only class of common stock outstanding.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

CATALYTICA ENERGY SYSTEMS, INC.
FORM 10-QSB
March 31, 2007

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CATALYTICA ENERGY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended March 31, 2007 and 2006
(In thousands, except per share amounts)
(Unaudited)

	For the three months ended
	March 31,
	2007	2006
Revenues	$1,355	$2,979

Costs and expenses:
Cost of revenues	904	1,592
Selling, general and administrative	2,446	1,765

Total costs and expenses	3,350	3,357

Operating loss	(1,995)	(378)

Interest and other income	255	295
Interest and other expense	(3)	(48)

Loss from continuing operations	(1,743)	(131)

Discontinued operations:
Gain (loss) from discontinued operations, net of taxes	25	(1,595)

Total gain (loss) from discontinued operations	25	(1,595)

Net loss	$(1,718)	$(1,726)

Loss per common share:
Loss from continuing operations
Basic and diluted	$(0.10)	$(0.01)

Gain (loss) from discontinued operations
Basic and diluted	$0.01	$(0.09)

Net loss
Basic and diluted	$(0.09)	$(0.10)

Weighted average shares
Basic and diluted	18,272	18,158

See accompanying notes.

CATALYTICA ENERGY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEET
at March 31, 2007
(In thousands)
(Unaudited)

March 31,
2007
ASSETS
Current assets:
Cash and cash equivalents	$941
Short-term investments	16,628
Accounts receivable, net	1,275
Revenues in excess of billings	197
Inventory	174
Prepaid expenses and other assets	273

Total current assets	19,488

Property and equipment:
Equipment	1,757
Leasehold improvements	292
Less accumulated depreciation and amortization	(1,100)

Total property and equipment	949

Goodwill	4,257
Other intangible assets, net	1,195
Other assets	78

Total assets	$25,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$714
Accrued payroll and benefits	281
Deferred revenue	168
Accrued liabilities and other	670

Total current liabilities	1,833
Other long-term liabilities	15

Total liabilities	1,848
Stockholders’ equity:
Common stock	18
Additional paid-in capital	168,134
Retained deficit	(144,020)
Accumulated other comprehensive loss	(13)

Total stockholders’ equity	24,119

Total liabilities and stockholders’ equity	$25,967

See accompanying notes.

CATALYTICA ENERGY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three-months ended March 31, 2007 and 2006 (In thousands) (Unaudited)

	For the three months
	ended March 31,
	2007	2006
Cash flows from continuing operating activities:
Net loss from continuing operations	$(1,743)	$(131)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation of property and equipment	78	66
Accretion of investments discount	(15)	(4)
Amortization of intangible assets	43	43
Provision for uncollectible accounts	118	—
Stock based compensation	140	18
Gain on sale of security investments	2	—
Loss on sale of assets	—	(28)
Changes in operating assets and liabilities:
Accounts receivable	197	(734)
Inventory	130	554
Prepaid expenses and other assets	30	41
Accounts payable	492	72
Deferred revenue	56	(150)
Accrued payroll and benefits	(355)	(162)
Accrued liabilities and other	(246)	(1,090)

Net cash used in continuing operating activities	(1,073)	(1,505)

Cash flows from continuing investing activities:
Purchases of investments	(7,200)	(500)
Maturities of investments	8,560	2,370
Sale of property and equipment	—	28
Additions to property and equipment	(51)	(30)

Net cash provided by continuing investing activities	1,309	1,868

Cash flows from continuing financing activities:
Repayments of long-term debt	—	(8)
Payments on capital lease and other long-term obligations	(1)	(3)
Proceeds from exercise of stock options	2	3
Proceeds from issuance of common stock to employees through stock plans	12	12

Net cash provided by continuing financing activities	13	4

Net increase in cash flows from continuing operations	249	367
Net increase (decrease) in cash flows from discontinued operations	34	(1,259)
Cash and cash equivalents at beginning of period	658	1,490

Cash and cash equivalents at end of period	$941	$598

See accompanying notes.

CATALYTICA ENERGY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — continued
for the three-months ended March 31, 2007 and 2006
(In thousands) (Unaudited)

	For the three months
	ended March 31,
	2007	2006
Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	$34	$(1,191)
Net cash used in investing activities	—	(68)
Net cash provided by financing activities	—	—

Net increase (decrease) in cash flows from discontinued operations	$34	$(1,259)

Additional disclosure of cash flow information:
Interest paid	$1	$47

See accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Description of Business and Significant Accounting Policies
Description of Business. Catalytica Energy Systems, Inc. (“Catalytica Energy,” the “Company,” “we,” “us” or “our”) provides innovative products and services to meet the growing demand for clean energy production, with a focus on cost-effective emissions control solutions for the coal-fired power generation industry. Through our SCR-Tech subsidiary, we offer a variety of services for coal-fired power plants that use selective catalytic reduction (“SCR”) systems to reduce nitrogen oxides (“NOx”) emissions. These services include SCR catalyst management, cleaning and regeneration, as well as consulting services to help power plant operators optimize efficiency and reduce overall NOx compliance costs (collectively “SCR Catalyst and Management Services”).
Until October 2006, our business activities also included the design, development, manufacture and servicing of advanced products based on our proprietary catalyst and fuel processing technologies to offer cost-effective solutions for reducing emissions from natural gas-fired turbines and diesel engines used in power generation and transportation applications.
During 2006, we completed various restructuring and cost-reduction activities designed to improve our operating cost structure, extend our cash reserves, and better position the Company to achieve its commercial goals and growth targets. In line with this objective, we took actions to streamline our operations and maintain financial viability by divesting non-revenue generating businesses, assets, and technologies, by reducing our workforce, and by reallocating resources with a focus on key products, services and markets yielding near-term commercial revenue streams and a greater potential return on investment for our stockholders. In support of these strategies, on September 29, 2006, we sold our catalytic combustion technology and associated gas turbine assets to Kawasaki Heavy Industries, Ltd. (“Kawasaki”), and subsequently sold, on October 25, 2006, our diesel fuel processing technology and associated assets to Eaton Corporation (“Eaton”).
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
Included in our CBTS segment was our Xonon Cool Combustion® catalytic combustion technology for gas turbines. In 2005, we ceased development and commercialization activities associated with this technology, and on September 29, 2006, we completed the sale of the technology and associated assets to Kawasaki.
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
In connection with the closing of the sales to Kawasaki and Eaton in September 2006 and October 2006, respectively, we ceased conducting business activities associated with emissions control solutions for gas turbines or diesel engines, and therefore ceased conducting business through our CBTS segment. As of the end of October 2006, the Company operates as one segment. The results of operations and cash flows related to catalytic combustion and diesel fuel technologies are presented as discontinued operations in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for all periods reported.

On May 8, 2007, we entered into a contribution and merger agreement (the “Merger Agreement”) with Robert M. Worsley (“Worsley”) and certain of his affiliates whereby we will combine the Company with Snowflake White Mountain Power, LLC, Renegy Trucking, LLC and Renegy, LLC (the “Renegy Parties”) into a new holding company, named Renegy Holdings, Inc. (“Renegy”), which will own us and the Renegy Parties (the “Transaction”). Upon completion of the Transaction, currently anticipated to occur in the third quarter of 2007, our stockholders will own approximately 41.5% of Renegy and an affiliate of Worsley, the Robert M. Worsley and Christi Worsley Revocable Trust, will own approximately 58.5% of Renegy and will acquire warrants to purchase up to an additional 11.5% of Renegy, provided certain vesting conditions are satisfied. The Renegy Parties currently are constructing a 24 megawatt biomass plant in Snowflake, Arizona, which Renegy will own and operate and which will supply power to Arizona Public Service and Salt River Project, the two largest utilities in the state of Arizona, pursuant to long-term power purchase agreements currently in place with those utilities.
Upon completion of the Transaction, the combined company, Renegy, will focus on clean energy and will operate under two divisions, one division focused on becoming an independent power producer (“IPP”) of renewable energy, and another division providing emissions compliance services for the coal-fired power generation industry. The mission of the renewable energy division will be to utilize existing technology to supply clean, renewable and economical power, with the vision of becoming a leading renewable energy IPP in the U.S., principally employing biomass, solar and wind energy power projects. The second division will continue to focus on SCR Catalyst and Management Services.
Following the Transaction, Robert Worsley will become president and chief executive officer of Renegy, and Robert Zack, our current president, chief executive officer and chief financial officer, will become chief financial officer of Renegy. The Transaction, which has been unanimously approved by our Board of Directors, is subject to approval by our stockholders and the satisfaction of certain closing conditions, including the required consents of various third parties.
Unaudited Interim Financial Information. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 23, 2007. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2007.
Use of Estimates. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Reclassifications. Certain reclassifications due to the accounting for discontinued operations have been made to the 2006 consolidated financial statements to conform to the 2007 presentation. Certain other reclassifications have been made to the 2006 consolidated financial statements to conform to the 2007 presentation.
Accounts Receivable. Accounts receivable consists of trade receivables from SCR Catalyst and Management Services. Trade receivables are recorded at the invoiced amount. Accounts receivable was $1,275,000, net of $118,000 allowance for doubtful accounts, as of March 31, 2007. Two customers accounted for 98% of the Company’s gross trade accounts receivable at March 31, 2007.
Revenues in Excess of Billings. Payment terms for SCR catalyst regeneration and cleaning services are typically defined in the contract for services rendered. Revenues may be earned for those services in advance of amounts billable to the customer and are recognized when the service is complete, unless the contract terms will not result in invoice generation within six months from the date of completion of those services. Revenues recognized in excess of amounts billed are recorded as revenues in excess of billings. Revenues in excess of billings was $197,000 as of March 31, 2007.

Allowance for Doubtful Accounts and Notes. The Company maintains an allowance for doubtful accounts and notes for estimated losses resulting from the inability of its funding parties or customers to make required payments. This allowance is based on specific customer account reviews and historical collections experience. If the financial condition of the Company’s funding parties or customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The following table summarizes the activity for the allowance for doubtful amounts on all accounts and notes receivable (in thousands):

Balance at December 31, 2006	$500
Change	118

Balance at March 31, 2007	$618

At March 31, 2007, the allowance for doubtful accounts and notes consists of $500,000 related to a note receivable from NovoDynamics, which is described in detail in Note 5 “Transactions with Related Parties” of our Form 10-KSB for the year ended December 31, 2006, which was filed on March 23, 2007, and $118,000 related to revenues in excess of billings (“unbilled receivables”). Although all revenue recognition criteria were satisfied at the time the work was complete (creating the unbilled receivable), the unbilled receivable has aged to greater than six months as of March 31, 2007. Due to issues related to the condition of remaining un-worked modules supplied to us by the customer related to this particular contract, we have elected to defer customer billing for the completed modules. We will continue to carry a full allowance against the unbilled receivable until it is collected.
Inventory. Inventories generally include chemicals and spent, cleaned, or regenerated SCR modules held for sale to a customer. Inventories are stated at the lower of cost or market using the first-in, first-out method. At March 31, 2007, the Company’s consolidated inventory balance of $174,000 consisted entirely of raw materials inventories. At March 31, 2007, no cleaned or regenerated SCR modules were held in inventory for potential sales to customers.
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
As of March 31, 2007, all of the Company’s goodwill is attributable to the 2004 purchase of SCR-Tech. The Company tests goodwill and intangible assets for impairment at least annually, or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performed an annual goodwill and intangible assets impairment analysis as of December 31, 2006 using discounted expected future cash flows based on a discount rate consistent with the guidance provided in FASB Concepts Statement No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements,” to estimate fair value and the carrying value of SCR-Tech, including goodwill and intangible assets. Impairment is assessed based on the excess of the carrying amount over the fair value of those assets. This analysis resulted in the conclusion that the goodwill and intangible assets were not impaired.

The changes in the carrying amounts and accumulated amortization of goodwill and other intangible assets from the year ended December 31, 2006 to the quarter ended March 31, 2007 were as follows (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Goodwill
Balance at December 31, 2006	$4,257	$—	$4,257
Change	—	—	—

Balance at March 31, 2007	$4,257	$—	$4,257

Other Intangible Assets
Balance at December 31, 2006	$1,727	$(489)	$1,238
Amortization expense	—	(44)	(44)

Balance at March 31, 2007	$1,727	$(533)	$1,194

Accumulated amortization of other intangible assets at March 31, 2007 was $533,000. Amortization expense of other intangible assets was $44,000 and $43,000 during the three-month periods ended March 31, 2007 and 2006, respectively. The Company expects amortization expense will approximate $129,000 for the remainder of the fiscal year. For fiscal years 2008 through 2011, the Company estimates amortization expense will approximate $173,000 per year.
Deferred Revenue. SCR catalyst regeneration and cleaning services contracts may provide for deposits or progress payments. Deposits or progress payments received are deferred until the services are performed, at which point deferred revenue is reduced and revenue is recognized. In addition and as is described more fully in the “Revenue Recognition” section below, the Company maintains a revenue allowance equal to ten percent of revenue earned for each contract until receipt of successful final test results and issuance of a final report to the customer. Deferred deposits and progress payments and the revenue allowance are recorded as deferred revenue in the Consolidated Balance Sheet. As of March 31, 2007, deferred revenue was $168,000.
Accrued Warranty Liability. The Company warrants its Xonon Cool Combustion® catalytic modules for a period of 8,000 hours of operation or five years from first firing, whichever comes first. The Company’s obligations under this warranty are limited to repair or replacement of any defective Xonon Cool Combustion module(s). In September 2006 the Company completed the sale of its Xonon gas turbine technology and assets to Kawasaki. Per the terms of the purchase agreement between the Company and Kawasaki, this liability was assumed by Kawasaki. Accordingly, the previously existing accrual of $50,000 related to Xonon modules was included in the gain on sale of assets in the third quarter of 2006.
Warranties provided for the Company’s SCR catalyst cleaning and regeneration services vary by contract, but typically provide limited performance guarantees. Our warranty obligation may be materially affected by product or service failure rates and other costs incurred in correcting a product or service failure. Prior to fiscal 2007, estimated warranty obligations related to SCR catalyst cleaning and regeneration services were provided for as cost of revenues in the period in which the related revenues were recognized. Since the Company’s inception, no warranty claims have been presented for product or service failure. Based on that historical experience, the Company considers the likelihood of the existence of a warranty claim to be reasonably possible, but not probable. Further, based on its historical experience, the Company cannot reasonably estimate a possible loss or range of loss with any degree of accuracy. SFAS No. 5, “Accounting for Contingencies,” requires accruals for estimated loss contingencies if it is probable a liability has been incurred and the amount of loss can be reasonably estimated. As the Company does not now believe it is probable a warranty liability has been incurred, nor can a loss or range of loss be reasonably estimated with any degree of accuracy, the Company has determined there is no longer a basis for carrying an accrued warranty liability related to SCR catalyst cleaning and regeneration projects. Accordingly, the accrued warranty liability balance of $327,000 as of December 31, 2006 was eliminated through a reduction of cost of revenues in the Consolidated Statements of Operations during the first quarter of 2007. Should future actual product or service failure rates or other related costs differ from historical experience, establishment of an estimated warranty liability would be required.

Revenue Cost Reserve. Until the discontinuance of the Company’s research and development activities in 2006, revenues from our funded research and development contracts were recorded as work was performed and billable hours were incurred, in accordance with each contract. Since these programs are subject to government audits, we maintain a revenue cost reserve for our government-funded programs in the event any of these funded costs, including overhead, are disallowed. We estimate this reserve by applying a percentage to the revenues recorded under contracts still subject to audit by those funding agencies, which typically lasts three to four years upon conclusion of the program. Expiration dates for contracts subject to audit range from December 2007 through January 2010.
The following table summarizes the changes in revenue cost reserve from the year ended December 31, 2006 to the three months ended March 31, 2007 (in thousands):

Balance as of December 31, 2006	$122
Adjustment to provision	(16)
Revenue refunds issued	—

Balance as of March 31, 2007	$106

Revenue Recognition. As prescribed in Staff Accounting Bulletin (“SAB”) 101 and 104, “Revenue Recognition in Financial Statements,” the Company recognizes revenue from SCR Catalyst and Management Services when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured.
Revenues related to SCR catalyst regeneration and cleaning services are recognized when the service is completed for each catalyst module. Customer acceptance is not required for regeneration and cleaning services in that SCR-Tech’s contracts currently provide that services are completed upon receipt of confirmation of compliance with contract requirements through testing by independent third parties. Testing generally occurs three times during a particular customer project. Once a successful test result is received on a production module from an independent third party, revenue is recognized for each catalyst module processed prior to the receipt of such test results, and revenue is subsequently recognized for each catalyst module as its processing is completed. As the Company utilizes a consistent methodology and formula for each project, it is unlikely that subsequent testing would not be successful. Nonetheless, if a subsequent test result were to indicate failure, the Company would cease recognizing revenue on any subsequent modules until new testing evidence confirms successful processing. We maintain a revenue allowance equal to ten percent of revenue earned for each contract to provide for any deficient test results that may occur after our initial test. This revenue allowance is removed, and revenue recognized, upon receipt of successful final test results and issuance of a final report to the customer.
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

Revenues also include charges to customers related to shipping expenses incurred to ship catalyst between the customer site and the SCR-Tech facility. Costs associated with shipping are recorded in the period the related shipping revenues are recorded as a component of cost of revenues.
We recognize revenue from our management and consulting services as work is performed. Costs associated with management and consulting services is expensed as incurred.
One customer accounted for 97% of the Company’s revenues for the three months ended March 31, 2007. Three different customers accounted for 91% of the Company’s revenues for the three months ended March 31, 2006.
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
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) (“SFAS 123R”), “Share-Based Payment,” using the modified prospective method. SFAS 123R requires stock based compensation to be measured based on the fair value of the award on the date of grant and the corresponding expense to be recognized over the period during which an employee is required to provide services in exchange for the award. The fair value of each stock option award is estimated using a Black-Scholes option pricing model based on certain assumptions including expected term, risk-free interest rate, stock price volatility, and dividend yield. The assumption for expected term is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected term at the grant date. The historical volatility of the Company’s stock is used as the basis for the volatility assumption. The Company has never paid cash dividends, and does not currently intend to pay cash dividends, and thus assumed a 0% dividend yield. The fair value of restricted stock unit grants is based on the closing share price for our common stock as quoted on the NASDAQ Global Market on the date of grant. The fair value of employee stock plan purchases is estimated using a Black-Scholes option pricing model, similar to stock option valuations. The provisions of SFAS 123R also require estimates of expected forfeiture rate and recognition of expense for only those shares expected to vest. See Note 3 for additional information related to stock based plans and stock based compensation.
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
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on an income tax return. The Company adopted the provisions of FIN 48 effective January 1, 2007. The total amount of unrecognized tax benefits as of the adoption date was immaterial, and no material changes to the amount of unrecognized tax benefits occurred during the quarter ended March 31, 2007. The Company does not believe it will incur any material adjustments related to unrecognized tax benefits for the remainder of 2007.

It is the Company’s policy to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest or penalties recorded during the quarter ended March 31, 2007.
The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company’s U.S. federal income tax returns for years 2003 through 2006 remain open to examination by the Internal Revenue Service. The Company’s state tax returns for years 2000 through 2006 remain open to examination by the state taxing authorities.
Recent Accounting Standards. In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on an income tax return. The accounting provisions of FIN 48 are effective for reporting periods beginning after December 15, 2006. The Company believes its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. As such, the adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements.
In September 2006, the FASB issued SFAS Statement No. 157 (“SFAS 157”), “Fair Value Measurements,” which addresses the measurement of fair value by companies when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS 157 provides a common definition of fair value to be used throughout GAAP which is intended to make the measurement of fair value more consistent and comparable and to improve disclosures about those measures. SFAS 157 will be effective for an entity’s financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact, if any; the adoption of SFAS 157 will have on its consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities on an instrument-by-instrument basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 is effective for an entity’s financial statements issued for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company is currently assessing the impact, if any; the adoption of SFAS 159 will have on its consolidated financial statements.
Note 2. Net Income (Loss) per Share (“EPS”)
Basic and diluted net income (loss) per share is presented in accordance with SFAS No. 128, “Earnings Per Share.” Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during each reporting period. Diluted EPS includes the effect of stock options and unvested restricted stock assumed to be exercised using the treasury stock method. As the Company’s potentially dilutive securities (stock options and restricted stock units) were anti-dilutive for the three months ended March 31, 2007 and 2006, they have been excluded from the computation of weighted-average shares outstanding used in computing diluted net loss per share because the Company incurred a net loss from continuing operations for each of those periods. Total options and restricted stock units outstanding as of March 31, 2007 and 2006 were approximately 2,500,000 and 2,790,000, respectively.
Note 3. Stock Based Compensation
At March 31, 2007, the Company has two stock based compensation plans, described more fully below.

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
As of March 31, 2007, the Company has not granted any options with performance or market conditions.
Employee stock purchase plan
The Company has an employee stock purchase plan (the “ESPP”), whereby eligible employees of the Company are offered options to purchase shares of the Company’s common stock at a price equal to 85% of the fair market value on the first or last day, whichever was lower, of each six-month subscription period. The discount and look-back features of the ESPP cause it to be considered compensatory under SFAS 123R. ESPP purchases are valued using a Black-Scholes option pricing model, and compensation expense is recognized over the six-month subscription period. The issuance of shares pursuant to the ESPP is accomplished through the issuance of new shares. Effective July 1, 2007, our Board of Directors has suspended the ESPP in connection with the Transaction.
Stock based compensation
Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-based Compensation.” The ESPP was considered non-compensatory under APB No. 25.
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective method, which requires stock based compensation to be measured based on the fair value of the award on the date of grant and the corresponding expense to be recognized over the period during which an employee is required to provide services in exchange for the award. The Company had no granted but not yet exercisable stock options outstanding at December 31, 2005, therefore, beginning in fiscal 2006 compensation cost recognized includes compensation cost for all stock options granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company amortizes the fair value of RSUs at the date of grant over their related vesting periods, however, pursuant to SFAS 123R, the amount amortized reflects an estimated forfeiture rate.
Adoption of SFAS 123R had the effect of increasing net loss for the three months ended March 31, 2007 and 2006 by $65,000 and $13,000, respectively, or less than $.01 per share for both periods. The adoption of SFAS 123R had no effect on cash flow.
Total compensation for share-based compensation arrangements recognized during the three months ended March 31, 2007 and 2006 was $140,000 and $18,000, respectively. As of March 31, 2007, there was $1,212,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the Stock Option Plan, which is expected to be recognized over a weighted-average period of 2.07 years.

The fair value of each stock option award is estimated using a Black-Scholes option pricing model based on the weighted-average assumptions in the table below. The assumption for expected term is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected term at the grant date. The historical volatility of the Company’s stock is used as the basis for the volatility assumption. The Company has never paid cash dividends, and does not currently intend to pay cash dividends, and thus assumed a 0% dividend yield.

	For the three months ended
	March 31,	March 31,
	2007	2006
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	46.50%	66.80%
Risk-free interest rate	4.60%	4.72%
Expected life of options (in years)	4.00	4.00
The following table summarizes stock option plan activity for the three months ended March 31, 2007:

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Contractual	Intrinsic
Options	of Shares	Price	Term (Years)	Value
Outstanding at December 31, 2006	2,234,563	$4.08
Granted	713,700	1.91
Exercised	(2,000)	1.15
Forfeited	—	—
Expired	(729,388)	6.01

Outstanding at March 31, 2007	2,216,875	$2.74	8.18	$182,966

Exercisable at March 31, 2007	1,226,250	$3.58	7.03	$109,049

The weighted-average fair values of options granted during the three months ended March 31, 2007 and 2006 were $0.79 and $0.72, respectively. The total intrinsic values of options exercised during the three months ended March 31, 2007 and 2006 were $1,000 and $9,000, respectively.
The following table summarizes the changes in non-vested shares (RSU’s) for the three months ending March 31, 2007:

		Weighted-
		Average
		Grant-Date
Non-vested Shares	Shares	Fair Value
Non-vested shares at December 31, 2006	34,375	$1.50
Granted	277,069	$1.80
Vested	(33,873)	$1.64
Forfeited	(1,071)	$1.50

Non-vested shares at March 31, 2007	276,500	$1.78

Note 4. Debt, Commitments and Contingencies.
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
Commitments and Contingencies. In connection with the sale of our gas turbine technology and associated assets to Kawasaki in September 2006, we agreed to indemnify Kawasaki for any breaches of various representations and warranties made by us to Kawasaki in connection with the sale. These indemnities are generally limited to the purchase price of $2.1 million. In addition, we have agreed to maintain an amount of not less than $2.0 million in immediately available funds until September 30, 2007 and $1.9 million in immediately available funds from October 1, 2007 until September 30, 2008 to satisfy any indemnification claims from Kawasaki.
In connection with the sale of our diesel fuel processing technology and associated assets to Eaton in October 2006, we agreed to indemnify Eaton for any breaches of various representations and warranties made by us to Eaton in connection with the sale. These indemnities are generally limited to the purchase price of $2.4 million.
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
Note 5. Comprehensive Loss. The components of comprehensive loss are as follows (in thousands):

	Three months ended,
	March 31,
	2007	2006
Net loss	$(1,718)	$(1,726)
Other comprehensive income (loss):
Change in unrealized income (loss) on available-for-sale securities	7	(3)

Comprehensive loss	$(1,711)	$(1,729)

The components of accumulated other comprehensive loss at March 31, 2007 are as follows (in thousands):

Unrealized loss on available-for-sale securities	$(13)

Accumulated other comprehensive loss	$(13)

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
In connection with the closing of the sales of the gas turbine and diesel fuel processing technologies and associated assets, the Company no longer conducts business activities associated with emissions control solutions for gas turbines or diesel engines, and therefore no longer conducts business through its CBTS segment. As the results of operations related to gas turbine and diesel fuel processing technology development is reported in discontinued operations in the Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006, the Company’s loss from continuing operations reflect the operations of one segment. As such, no additional disclosures are presented related to by-segment presentation of revenues, operating income, depreciation and amortization, capital expenditures, or total assets.
Note 7. Sale of Gilbert Facility.
On May 18, 2006, the Company entered into a Purchase and Sale Agreement (the “Sale Agreement”) to amend the terms of the Purchase and Sale Agreement dated April 18, 2006 to sell the approximately 43,000 square foot corporate headquarters and manufacturing facility and certain personal property located in Gilbert, Arizona. Under the terms of the Sale Agreement, the Company received gross proceeds of $4,840,000 (which included an additional payment of $40,000 in connection with the sale and $25,000 for the sale of certain personal property located at the facility) on the closing date of July 19, 2006. After payoff of the approximately $2,870,000 loan securing the building, payment of its share of various closing costs, related expenses and commissions, and base rent to lease space at the facility through October 2006, the Company received net proceeds from the sale of approximately $1,850,000. In accordance with SFAS No. 144, the Company ceased depreciating the building on April 18, 2006. The net book value of assets sold was $3,887,000. An approximately $660,000 gain on sale of assets was recorded in the Consolidated Statements of Operations in the third quarter of 2006. Subsequent to the sale, the Company completed the relocation of its corporate headquarters in October 2006 to a smaller office space in Tempe, Arizona, which is being leased for approximately $4,100 per month.

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
Under the terms of the APA, the Company received $2,400,000 in gross cash proceeds in exchange for the sale and conveyance of the assets, properties and rights of the Company relating to the Diesel Technologies and the licensing of other intellectual property owned by the Company and used in the Diesel Technologies (but not transferred to Eaton under the APA) to Eaton. The net book value of assets sold, net of liabilities assumed in the transaction, was approximately $209,000. The approximately $2,191,000 net gain from this transaction was recorded in gain from disposal of discontinued operations in the Consolidated Statements of Operations in the fourth quarter of 2006.
In addition, the Company received an additional $700,000 expense reimbursement from Eaton for third quarter and October 2006 diesel fuel processing development efforts. This reimbursement was recorded as a reduction of loss from discontinued operations in the third and fourth quarters of 2006.
Note 10. Exit and Reorganization Costs
In September 2005, the Company announced it would be ending its diesel retrofit program due to delays incurred in the commercialization process and the Company’s view of limited market opportunities. The Company also announced that due to that decision, it would be reducing and reorganizing its workforce. In February 2006, the Company announced it would no longer be conducting development or commercial activities associated with its Xonon Cool Combustion product for gas turbines, in light of ongoing unfavorable gas turbine market conditions and its termination of the Xonon Module Supply Agreement with Kawasaki in December 2005. In connection with the sale of its diesel fuel processing technology and associated assets to Eaton in October 2006, the Company discontinued its development of diesel fuel processing technologies, and the completion of that sale marked the Company’s exit from research and development activities.
In connection with its decision to reduce workforce and to cease development of its gas turbine and diesel fuel processing technology development, the Company eliminated 49 positions between September 2005 and December 2006 and paid approximately $2,068,000 and $916,000 in termination costs during the fiscal years ended December 31, 2006 and 2005, respectively. The impact of termination costs for the periods presented, if any, are reported as loss from discontinued operations in the Consolidated Statements of Operations.
Note 11. Subsequent Event.
On May 8, 2007, we entered into a contribution and merger agreement (the “Merger Agreement”) with Robert M. Worsley (“Worsley”) and certain of his affiliates whereby we will combine the Company with Snowflake White Mountain Power, LLC, Renegy Trucking, LLC and Renegy, LLC (the “Renegy Parties”) into a new holding company, named Renegy Holdings, Inc. (“Renegy”), which will own us and the Renegy Parties (the “Transaction”). Upon completion of the Transaction, currently anticipated to occur in the third quarter of 2007, our stockholders will own approximately 41.5% of Renegy and an affiliate of Worsley, the Robert M. Worsley and Christi Worsley Revocable Trust, will own approximately 58.5% of Renegy and will acquire warrants to purchase up to an additional 11.5% of Renegy, provided certain vesting conditions are satisfied. The Renegy Parties currently are constructing a 24 megawatt biomass plant in Snowflake, Arizona, which Renegy will own and operate and which will supply power to Arizona Public Service and Salt River Project, the two largest utilities in the state of Arizona, pursuant to long-term power purchase agreements currently in place with those utilities.

Upon completion of the Transaction, the combined company, Renegy, will focus on clean energy and will operate under two divisions, one division focused on becoming an independent power producer (“IPP”) of renewable energy, and another division providing emissions compliance services for the coal-fired power generation industry. The mission of the renewable energy division will be to utilize existing technology to supply clean, renewable and economical power, with the vision of becoming a leading renewable energy IPP in the U.S., principally employing biomass, solar and wind energy power projects. The second division will continue to focus on SCR Catalyst and Management Services.
Following the Transaction, Robert Worsley will become president and chief executive officer of Renegy, and Robert Zack, our current president, chief executive officer and chief financial officer, will become chief financial officer of Renegy. The Transaction, which has been unanimously approved by our Board of Directors, is subject to approval by our stockholders and the satisfaction of certain closing conditions, including the required consents of various third parties.
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
Forward-looking statements in this report may include, but are not limited to statements regarding:
•	the financial and business effect of the proposed transaction with the Renegy Parties, including the amount of expenses we may incur in seeking to complete the Transaction, which we believe will range between $1.0 million and $1.5 million, exclusive of any termination fee or the payment of any retention payments

•	the timing of the closing of the proposed transaction with the Renegy Parties

•	completion and construction of the 24 megawatt biomass plant in Snowflake, Arizona

•	our market opportunities and the growth of the market for our product and service offerings

•	our competitive advantage in the marketplace

•	the efficiency and efficacy of our product and service offerings

•	the cost-effectiveness of our product and service offerings

•	the uniqueness, potential and market for our SCR catalyst and management services

•	the role of catalyst regeneration in the catalyst replacement market

•	the nature and amount of concentration of customers for SCR-Tech

•	our ability to capitalize on any long-term commercial prospects and maintain financial viability

•	the long-term commercial prospects for our Company

•	the effect of any strategic initiatives that we may decide to take, including any merger, acquisition or other strategic arrangement

•	our business strategies and plan of operations

•	the nature of our asset and technology base

•	the nature and level of competition for our product and service offerings

•	the value of our intellectual property and effectiveness of our patent portfolio

•	the ability of our management to adapt to changing circumstances

•	our ability to manage SCR-Tech

•	the adequacy of SCR-Tech’s facilities

•	the effectiveness of testing of regenerated and cleaned SCR modules by independent third parties and the effect of such testing on revenue recognition

•	the availability and expense of resources and raw materials necessary for SCR Catalyst and Management Services

•	our forecast of revenues and results of operations, including our belief that our total full-year revenues will be in the range of $6.0 to $7.0 million

•	cash consumption, including our estimate of total cash consumption for 2006, excluding any expenses associated with the Transaction with the Renegy Parties, ranging between $3.0 million and $4.0 million

•	our anticipated SG&A and capital expenditures, including our belief that future capital expenditures are anticipated to be required primarily for the expansion of production capacity at SCR-Tech

•	our belief that we expect to spend up to $1.3 million during the next 9-12 months to invest in equipment and facilities to maintain and increase capacity to meet our anticipated needs

•	our belief that we may spend up to $5.0 million commencing in 2008 to invest in a second regeneration plant to meet anticipated demand in 2009

•	our investment in, and expenses for, research and development

•	sources and amounts of our revenues and the timing of revenue recognition

•	the level, amount and consistency of our revenues

•	our ability to generate cash and the sufficiency of existing cash and cash equivalents

•	our funding requirements and potential sources of funding

•	predictions as to the amount and nature of anticipated losses and use of our cash and whether we will achieve profitability

•	our liquidity and the effect or our actions on our liquidity

•	the amount and impact of interest income and expense

•	the level and amount of our expenses

•	predictions as to when we may incur material income taxes

•	our belief that we will not incur material adjustments related to unrecognized tax benefits for the remainder of 2007

•	the financial effect of the sale of our Gilbert, Arizona facility

•	the financial effect of the sale of our Xonon Cool Combustion technology and gas turbine assets to Kawasaki Heavy Industries, Ltd.

•	the financial effect of the sale of diesel fuel processing technology and assets to Eaton Corporation

•	the likelihood of warranty claims related to catalyst cleaning and regeneration

•	the timing of resolution of issues impacting our need for allowance for uncollectible accounts

•	the timing of our adoption of recent accounting standards and the impact of such standards on our financial statements

•	critical accounting policies and the effect of such policies on our financial statements
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
During 2006, we completed various restructuring and cost-reduction activities designed to improve our operating cost structure, extend our cash reserves, and better position the Company to achieve its commercial goals and growth targets. In line with this objective, we took actions to streamline our operations and maintain financial viability by divesting non-revenue generating businesses, assets, and technologies, by reducing our workforce, and by reallocating resources with a focus on key products, services and markets yielding near-term commercial revenue streams and a greater potential return on investment for our stockholders.
During September 2005, we discontinued development of our diesel retrofit product in light of anticipated product verification delays, estimated incremental costs required to commercialize a product, the limited timeframe available to take advantage of the retrofit market, and an internal shift in product development priorities.
Between September and December 2005, we initiated a workforce reduction program, which resulted in the elimination of 24 positions, or approximately 33% of our then full-time staff.
In October 2005, we completed work on a $12 million DOE cost-shared contract initiated in October 2001 associated with the development of a compact fuel processor that could convert conventional fuels, such as gasoline, to hydrogen to power proton exchange membrane (“PEM”) fuel cells, with applications in automotive, stationary, auxiliary and back-up power. Due to a lack of continued funding or partner commitments, and our efforts to rationalize our ongoing operations, we elected to cease further research or development activities associated with fuel processing for fuel cell applications.
In February 2006, we announced that we were no longer conducting development or commercial activities associated with our Xonon Cool Combustion® product for gas turbines, in light of ongoing unfavorable gas turbine market conditions and our termination, in December 2005, of the Xonon® Module Supply Agreement with Kawasaki, having determined there was no business or financial justification to continue the agreement under its existing terms. In September 2006, we completed the sale of our gas turbine technology and associated assets to Kawasaki Heavy Industries, Ltd. (“Kawasaki”).
In March 2006, we entered into a Termination Agreement with GE, formally terminating our agreement with them, driven by GE’s decision to no longer fund the commercial development of a GE10 gas turbine using our Xonon technology.
In July 2006, we completed the sale of our manufacturing and administrative facility located in Gilbert, Arizona.
In October 2006, we completed the sale of our diesel fuel processing technology and associated assets to Eaton Corporation (“Eaton”).

In connection with the closing of the technology and asset sales to Kawasaki and Eaton, we ceased investing significant funds in research and development activities. The completion of the sale of our diesel fuel processing technology and associated assets marked the exit from research and development activities for the Company.
The results of operations related to gas turbine and diesel fuel processing technology development are reported in discontinued operations in the Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006.
As a result of the actions taken to restructure our operations, we have transitioned from a technology-focused research and development organization to a customer-focused commercial SCR services business. We believe we have emerged on stable financial footing and are in a stronger position to improve the business commercially.
In addition to a primary focus today on growing our SCR services business, we seek to expand our product and service offerings in the coal-fired power generation and/or clean energy markets through partnerships, synergistic product line extensions or other strategic ventures. Accordingly, we plan to continue actively exploring strategic opportunities, including business acquisitions or other transactions that we believe could create additional value in our business. Consistent with this strategy, on May 8, 2007, we entered into the Merger Agreement with the Renegy Parties as described in the section titled “Subsequent Event” directly below.
Subsequent Event
On May 8, 2007, we entered into a contribution and merger agreement (the “Merger Agreement”) with Robert M. Worsley (“Worsley”) and certain of his affiliates whereby we will combine the Company with Snowflake White Mountain Power, LLC, Renegy Trucking, LLC and Renegy, LLC (the “Renegy Parties”) into a new holding company, named Renegy Holdings, Inc. (“Renegy”), which will own us and the Renegy Parties (the “Transaction”). Upon completion of the Transaction, currently anticipated to occur in the third quarter of 2007, our stockholders will own approximately 41.5% of Renegy and an affiliate of Worsley, the Robert M. Worsley and Christi Worsley Revocable Trust, will own 58.5% of Renegy and will acquire warrants to purchase an additional 11.5% of Renegy, provided certain vesting conditions are satisfied. The Renegy Parties currently are constructing a 24 megawatt biomass plant in Snowflake, Arizona, which Renegy will own and operate and which will supply power to Arizona Public Service and Salt River Project, the two largest utilities in the state of Arizona, pursuant to long-term power purchase agreements currently in place with those utilities.
Upon completion of the Transaction, the combined company, Renegy, will focus on clean energy and will operate under two divisions, one division focused on becoming an independent power producer (“IPP”) of renewable energy, and another division providing emissions compliance services for the coal-fired power generation industry. The mission of the renewable energy division will be to utilize existing technology to supply clean, renewable and economical power, with the vision of becoming a leading renewable energy IPP in the U.S., principally employing biomass, solar and wind energy power projects. The second division will continue to focus on SCR Catalyst and Management Services.
Following the Transaction, Robert Worsley will become president and chief executive officer of Renegy, and Robert Zack, our current president, chief executive officer and chief financial officer, will become chief financial officer of Renegy. The Transaction, which has been unanimously approved by our Board of Directors, is subject to approval by our stockholders and the satisfaction of certain closing conditions, including the required consents of various third parties.
Critical Accounting Policies and Estimates
Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates and judgments based on historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results would differ from these estimates under different assumptions or conditions.

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
Revenues related to SCR catalyst regeneration and cleaning services are recognized when the service is completed for each catalyst module. Customer acceptance is not required for regeneration and cleaning services in that SCR-Tech’s contracts currently provide that services are completed upon receipt of confirmation of compliance with contract requirements through testing by independent third parties. Testing generally occurs three times during a particular customer project. Once a successful test result is received from an independent third party, revenue is recognized for each catalyst module processed prior to the receipt of such test results, and revenue is subsequently recognized for each catalyst module as its processing is completed. As we utilize a consistent methodology and formula for each project, it is unlikely that subsequent testing would not be successful. Nonetheless, if a subsequent test result were to indicate failure, we would cease recognizing revenue on any subsequent modules until new testing evidence confirms successful processing. We maintain a revenue allowance equal to ten percent of revenue earned for each contract to provide for any deficient test results that may occur after our initial test. This revenue allowance is removed, and revenue recognized, upon receipt of successful final test results and issuance of a final report to the customer.
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
Revenues also include charges to customers related to shipping expenses incurred to ship catalyst between the customer site and the SCR-Tech facility. Costs associated with shipping are recorded in the period the related shipping revenues are recorded as a component of cost of revenues.
We recognize revenue from our management and consulting services as work is performed. Costs associated with management and consulting services is expensed as incurred.
One customer accounted for 97% of the Company’s revenues for the three months ended March 31, 2007. Three different customers accounted for 91% of the Company’s revenues for the three months ended March 31, 2006.
SCR Catalyst and Management Services revenue is project-based, and as such, the timing of those revenues varies from period-to-period. Accordingly, period-to-period comparisons of those revenues are not necessarily meaningful and should not be relied upon as an indication of future performance.

Allowance for Doubtful Accounts and Notes
We maintain an allowance for doubtful accounts and notes for estimated losses resulting from the inability of our customers or funding partners to make required payments. This allowance is based on specific customer account reviews and historical collections experience. If the financial condition of any of our customers or funding partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.
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
Accrued Warranty Liability
We warrant our Xonon Cool Combustion® catalytic modules for a period of 8,000 hours of operation or five years from first firing, whichever comes first. Our obligations under this warranty are limited to repair or replacement of any defective Xonon Cool Combustion module(s). In September 2006 we completed the sale of our Xonon gas turbine technology and assets to Kawasaki. Per the terms of the purchase agreement between us and Kawasaki, this liability was assumed by Kawasaki. Accordingly, the previously existing accrual of $50,000 related to Xonon modules was included in the gain on sale of assets in the third quarter of 2006.
Warranties provided for our SCR catalyst cleaning and regeneration services vary by contract, but typically provide limited performance guarantees. Our warranty obligation may be materially affected by product or service failure rates and other costs incurred in correcting a product or service failure. Prior to fiscal 2007, estimated warranty obligations related to SCR catalyst cleaning and regeneration services were provided for as cost of revenues in the period in which the related revenues were recognized. Since the Company’s inception, no warranty claims have been presented for product or service failure. Based on that historical experience, we consider the likelihood of the presentation of a warranty claim to be reasonably possible, but not probable. Further, based on historical experience, we cannot reasonably estimate a possible loss or range of loss with any degree of accuracy. SFAS No. 5, “Accounting for Contingencies,” requires accruals for estimated loss contingencies if it is probable a liability has been incurred and the amount of loss can be reasonably estimated. As we do not now believe it is probable a warranty liability has been incurred, nor can a loss or range of loss be reasonably estimated with any degree of certainty, we have determined there is no longer a basis for carrying an accrued warranty liability related to SCR catalyst cleaning and regeneration projects. Accordingly, the accrued warranty liability balance of $327,000 as of December 31, 2006 was eliminated through a reduction of cost of revenues in the Consolidated Statements of Operations during the first quarter of 2007. Should future actual product or service failure rates or other related costs differ from historical experience, establishment of an estimated warranty liability would be required.

Stock Based Compensation
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
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) (“SFAS 123R”), “Share-Based Payment,” using the modified prospective method. SFAS 123R requires stock based compensation to be measured based on the fair value of the award on the date of grant and the corresponding expense to be recognized over the period during which an employee is required to provide services in exchange for the award. The fair value of each stock option award is estimated using a Black-Scholes option pricing model based on certain assumptions including expected term, risk-free interest rate, stock price volatility, and dividend yield. The assumption for expected term is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected term at the grant date. The historical volatility of the Company’s stock is used as the basis for the volatility assumption. The Company has never paid cash dividends, and does not currently intend to pay cash dividends, and thus assumed a 0% dividend yield. The fair value of restricted stock unit grants is based on the closing share price for our common stock as quoted on the NASDAQ Global Market on the date of grant. The fair value of employee stock plan purchases is estimated using a Black-Scholes option pricing model, similar to stock option valuations. The provisions of SFAS 123R also require estimates of expected forfeiture rate and recognition of expense for only those shares expected to vest. See Note 3 for additional information related to stock based plans and stock based compensation.
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
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on an income tax return. The Company adopted the provisions of FIN 48 effective January 1, 2007. The total amount of unrecognized tax benefits as of the adoption date was immaterial, and no material changes to the amount of unrecognized tax benefits occurred during the quarter ended March 31, 2007. The Company does not believe it will incur any material adjustments related to unrecognized tax benefits for the remainder of 2007.
It is the Company’s policy to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest or penalties recorded during the quarter ended March 31, 2007.
The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company’s U.S. federal income tax returns for years 2003 through 2006 remain open to examination by the Internal Revenue Service. The Company’s state tax returns for years 2000 through 2006 remain open to examination by the state taxing authorities.

Results of Operations
The following summary presents the results of operations by comparable period for the three months ended March 31, 2007 and 2006 (in thousands):

	For the three months ended March 31,
	2007	2006	Change
Revenues	$1,355	$2,979	$(1,624)

Costs and expenses:
Cost of revenues	904	1,592	(688)
Selling, general and administrative	2,446	1,765	681

Total costs and expenses	3,350	3,357	(7)

Operating loss	(1,995)	(378)	(1,617)

Interest and other income	255	295	(40)
Interest and other expense	(3)	(48)	45

Loss from continuing operations	(1,743)	(131)	(1,612)
Gain (loss) from discontinued operations	25	(1,595)	1,620

Net loss	$(1,718)	$(1,726)	$8

Comparison of the three month periods ended March 30, 2007 and 2006
Revenues. SCR Catalyst and Management Services (“SCMS”) revenues result primarily from catalyst cleaning and regeneration services. Additionally, the Company provides SCR catalyst management and consulting services, including catalyst inspection, performance testing and analysis, catalyst specification, and computer simulation to help power plant operators improve their SCR system performance and achieve cost-effective NOx compliance. SCMS revenues also include charges to customers related to shipping expenses incurred to ship catalyst between the customer site and the SCR-Tech facility.
SCMS revenues are project-based, and as such, the timing of those revenues varies from period-to-period. Accordingly, period-to-period comparisons of those revenues are not necessarily meaningful and should not be relied upon as an indication of future performance.
SCMS revenues decreased by $1,624,000, or 55%, to $1,355,000 for the quarter ended March 31, 2007 as compared to $2,979,000 for the comparable period in 2006. The decrease was primarily attributed to a $1,361,000 decrease in revenues resulting from catalyst cleaning and regeneration services and a $243,000 decline in shipping revenues. Revenues resulting from catalyst cleaning and regeneration services during the first quarter of 2007 were generated primarily from one customer which services began during the fourth quarter of 2006 and are anticipated to be completed early in the second quarter of 2007. Catalyst cleaning and regeneration services revenues recorded during the first quarter of 2006 were generated primarily from three contracts in various stages of completion, including the sale of SCR catalyst modules. No catalyst cleaning and regeneration services revenues were recorded during the first quarter of 2007 resulting from contracts entered into during 2007. Shipping revenues are dependent upon timing of the completion and shipment of modules for each contract, and as such, period-to-period comparisons are not necessarily meaningful. During the quarter ended March 31, 2007, one customer accounted for 97% of our revenues. During the quarter ended March 31, 2006, three different customers accounted for 91% of our revenues.

We believe our full-year 2007 SCMS revenues will be in the range of $6.0 million and $7.0 million, based on the current level of sales activity and backlog for SCMS. However, our expectations are subject to significant uncertainty due to the nature of the market in 2007 and the timing of receipt of orders and revenue recognition. Revenue backlog, which is defined as firm written commitments for work to be performed, and deferred revenue expected to be recognized as revenue within 18 months, was $1.9 million as of March 31, 2007, including $168,000 of deferred revenue, as compared to backlog of $2.7 million as of March 31, 2006, including $35,000 of deferred revenue.
Cost of Revenues. Cost of revenues is attributable to SCMS, comprised largely of fixed costs including direct labor, plant management wages, fringe benefits, temporary labor, facility rent, chemicals, depreciation, supplies, third party testing services, shipping expenses, insurance, warranty expenses and amortization of intangible assets, and is expensed as incurred. In addition, cost of revenues includes inventory-related costs of SCR catalyst modules purchased by us and sold to our customers.
Cost of revenues decreased by $688,000, or 43%, to $904,000 for the quarter ended March 31, 2007 as compared to $1,592,000 for the comparable period in 2006. The decrease was primarily due to decreases in warranty expenses, inventory-related expenses incurred in the sale of SCR catalyst modules, and shipping expenses; partially offset by an increase in chemicals. Warranty expenses decreased by $327,000 due to the elimination of our accrued warranty liability. Since the Company’s inception, no warranty claims have been presented for product or service failure. During the first quarter of 2007, we determined the likelihood of the existence of a warranty claim to be only reasonably possible, but not probable. Further, we cannot reasonably estimate the amount of a potential loss or range of loss with any degree of accuracy. As required by SFAS No. 5, “Accounting for Contingencies,” accruals for loss contingencies should be recorded only if a loss is both probable and reasonably estimable. Accordingly, we determined there was no basis to continue carrying an accrued warranty liability. Inventory-related expenses decreased by $539,000 due to the sale of SCR catalyst modules during the first quarter of 2006; no such sales occurred in 2007. Shipping expenses decreased by $149,000, directly related to the reduced shipping volume and related shipping revenues. Chemicals expense increased by $236,000, primarily due to product mix. Production during the first quarter of 2006 primarily related to honeycomb catalyst, whereas production during the first quarter of 2007 primarily related to plate catalyst, which requires more chemicals. In addition, the timing of expenses related to chemical usage is dependent upon scheduling within the plant production process and may result in chemical usage in a period preceding completion of the cleaning or regeneration process which triggers revenue recognition. As a result, chemicals expense may not, in certain periods, match the timing of revenue recognition.
We believe our full-year 2007 cost of revenues will be slightly below 2006 cost of revenues, as cost of revenues generally varies directly with revenues, which we anticipate will be slightly below 2006 levels.
Gross Margin. Gross margin percentages are primarily impacted by sales mix, including the type of service provided and the type of catalyst cleaned or regenerated, sales price and production timing and volume. As noted in the Cost of Revenues discussion above, a large portion of the cost of revenues are fixed expenses, which negatively impacts gross margin percentages in periods with lower revenues. In addition, the timing of usage and related expense recognition of certain variable expenses, including chemicals, utilities, warranty, and third-party testing, impact the level of gross margin dollars generated and the related gross margin percentages.
During the first quarter of 2007, our gross margin percentage decreased to 33.3%, as compared to 46.6% for the comparable period in 2006. This gross margin decline was primarily the result of a decrease in production volume and related decrease in gross margin dollars, which provided lesser coverage of our fixed production costs. Further, our gross margin percentage during the first quarter of 2007 was favorably impacted by the elimination of our warranty reserve. See the Cost of Revenues discussion above for further detail related to period-to-period changes in cost of revenues driving the change in gross margin dollars.
Subject to our sales mix, which we cannot accurately predict for 2007, we believe our 2007 gross margin percentage will be consistent with our 2006 gross margin percentage, even though our 2007 revenues are projected to be equal to or slightly lower than our 2006 revenues. We expect to realize cost efficiencies from improvements in our production processes which we implemented throughout 2006 along with the capital investments we plan to make in the remainder of 2007 to further enhance our production processes.
Selling, General and Administrative (“SG&A”) Expenses. SG&A includes compensation, benefits and related costs of SCMS and includes wages and related benefits, rent, utilities, depreciation, consulting and professional services, marketing, legal, travel, supplies, accounting and auditing services, allowance for bad debts, and IT-related costs.

SG&A increased by $681,000, or 39%, to $2,446,000 for the quarter ended March 31, 2007 as compared to $1,765,000 for the comparable period in 2006. The increase was primarily due to increases in consulting, legal, and bad debt expenses, partially offset by a decrease in depreciation and personnel-related expenses. In connection with the Merger Agreement for the proposed Transaction between the Company and the Renegy Parties, which is described more fully in the section titled “Subsequent Event” in Item 2., we incurred significant expenses during the first quarter of 2007 relating to contract negotiations and due diligence tasks. Consulting expenses of approximately $456,000 and legal expenses of approximately $229,000 were incurred during the first quarter relating to the Transaction. Bad debt expense increased by $118,000 due to an increase in our allowance for uncollectible accounts, related to revenues in excess of billings (“unbilled receivables”) recorded in the third quarter of 2006. Although all revenue recognition criteria were satisfied at the time the work was completed, this unbilled receivable has aged to greater than six months as of March 31, 2007. Due to issues related to the condition of the remaining un-worked modules supplied to us by the customer under this particular contract, we have elected to defer billing for the completed modules. We anticipate resolution of this issue in the second quarter of 2007 and will continue to carry a full allowance against the unbilled receivable until it is collected. Depreciation expense decreased by $94,000 due to the sale or disposal, during 2006, of the majority of our property, equipment, and leasehold improvements previously utilized in our Gilbert, Arizona and Mountain View, California facilities. Personnel-related expenses decreased by $130,000 due to restructuring and downsizing initiatives completed during fiscal 2006, offset by a $122,000 increase in stock compensation expense. Stock compensation expense during the first quarter of 2006 was $18,000; stock compensation expense in the first quarter of 2006 was low as option grants in the first quarter of 2006 did not occur until the end of the quarter and because there was no stock compensation expense in the first quarter of 2006 related to options granted prior to 2006 as we accelerated vesting of all unvested options on December 31, 2005. Stock compensation expense during the first quarter of 2007 was $140,000, reflecting expense for the full quarter and expense related to additional option grants issued between March 2006 and March 2007.
While we expect our full-year 2007 personnel-related SG&A expenses to decrease as compared to 2006 due to reductions in corporate, sales and support staff and related expenses resulting from restructuring initiatives completed in 2006, we expect to incur significant expenses for legal, consulting and other professional fees in connection with the negotiation of the Merger Agreement for the proposed Transaction and with our plans to continue evaluating and pursuing other strategic opportunities. As a result, we anticipate our full-year 2007 SG&A expenses will be consistent with 2006 levels.
Interest and Other Income. Interest income is generated from money market and short-term investments. Other income consists of other non-operating gains and losses.
Interest and other income decreased by $40,000 during the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006. The components of this period-to-period change were immaterial, both individually and in total.
We expect our full-year 2007 interest and other income will decrease as compared to 2006, as we are projecting a decline in cash and investments in order to meet operating requirements and capital investments at SCR-Tech which are necessary to increase production capacity.
Interest and Other Expense. Interest expense reflects amounts incurred under long-term debt and capital lease obligations. Interest expense related to long-term debt was incurred in connection with a term loan related to our manufacturing and administrative facility in Gilbert, Arizona, the balance of which was repaid in connection with the sale of the building in the third quarter of 2006. Interest expense incurred in connection with capital lease obligations relates to an equipment lease, for which interest expense incurred is not material. Other expense reflects other non-operating expenses, for which amounts are not material for separate presentation.
Interest and other expense decreased by $45,000 during the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006 primarily due to the repayment of the building loan during the third quarter of 2006.
We expect our full-year 2007 interest and other expense will decrease as compared to 2006 due to the repayment of the Gilbert building loan during 2006.

Discontinued Operations. The results of operations related to research and development activities, resulting primarily from investments in gas turbine and diesel fuel technology development, are reported in discontinued operations in the Consolidated Statements of Operations for the periods ended March 31, 2007 and 2006. In connection with the closing of the sales of technology and associated assets to Kawasaki and Eaton in September 2006 and October 2006, respectively, we ceased investing significant funds in research and development activities. The results of operations related to discontinued operations for the first quarter of 2007 consist primarily of legal fees and other income. Legal fees reflect costs incurred associated with the transfer of patent rights to Kawasaki. Other income was recorded due to the receipt of funds related to recycled precious metals which were disposed in 2006; recorded on a cash basis in 2007 due to uncertainties of estimating the amount to be recovered.
Income Taxes. No benefit from income taxes was recorded on the losses incurred during the three-month periods ended March 31, 2007 and 2006 because the expected benefit, computed by applying statutory tax rates to the net loss, was offset by an increase in the valuation allowance for deferred tax assets due to the uncertainty of future taxable income that would allow us to realize deferred tax assets generated from our losses. We do not believe we will incur any material income taxes in the foreseeable future.
Liquidity and Capital Resources
Prior to our spin-off in December 2000, Catalytica, Inc. made a $50.0 million cash investment in our Company. Additionally, in August 2001, we received net proceeds of $47.7 million from a public offering of our common stock. Through March 31, 2007, we used the proceeds from the capital contribution and our public offering primarily to fund our ongoing research and development efforts associated with our diesel emissions reductions solutions and the commercialization of our Xonon Cool Combustion technology for gas turbine applications, the purchase of our commercial manufacturing and administrative facility in Gilbert, Arizona and other capital expenditures, the purchase of SCR-Tech, funding our continuing losses, and for general corporate purposes. During the third quarter of 2006, we sold our Xonon Cool Combustion technology for gas turbine applications (the “Gas Turbine Assets”) and sold our Gilbert, Arizona facility as part of our initiatives to divest of non-revenue generating businesses, assets and technologies, and to maintain financial viability by reducing costs. Consistent with this strategy, in October 2006, we sold our diesel fuel processing technology and assets (the “Diesel Technologies”) to Eaton, and Eaton agreed to assume certain liabilities in connection therewith, including the lease of our research and development facilities in Mountain View, California and building restoration obligations associated with the lease.
Our total cash, cash equivalents and short-term investments was $17.6 million at March 31, 2007 compared to $18.6 million at December 31, 2006. Other items included in working capital, i.e. accounts receivable, inventory, trade payables and accrued liabilities, are not considered significant in evaluating the Company’s liquidity and capital resources at March 31, 2007.
Our use of cash, cash equivalents and short-term investments (“Cash Consumption”) was approximately $1.1 million for the three months ended March 31, 2007, which compares to Cash Consumption of approximately $2.8 million for the three months ended March 31, 2006. Historically, our near-term capital requirements depended on numerous factors, including but not limited to, our product development and commercialization activities, market acceptance of our products, and our rate of sales growth. However, as a result of the sale of our Gas Turbine Assets and Diesel Technologies, effective October 26, 2006 we no longer conduct business within our Catalyst-Based Technology Solutions segment and no longer invest significant funds in research and development activities. The improvement in Cash Consumption for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 primarily relates to discontinuance of investment in research and development activities.

The following table provides a reconciliation of cash flow per our consolidated financial statements to Cash Consumption for the three months ended March 31, 2007 and 2006 (in thousands):

	Three months ended
	March 31,
	2007	2006
Increase (Decrease) in Cash Flows	$283	$(892)
Decrease in Investments	(1,341)	(1,863)

Cash Consumption	$(1,058)	$(2,755)

Capital expenditures were $0.1 million for both the three month periods ended March 31, 2007 and 2006. Future capital expenditures are anticipated to be required primarily for the expansion of production capacity at SCR-Tech, and to a lesser extent, to maintain SCR-Tech’s facilities. We currently anticipate spending up to $1.3 million during the next 9-12 months to invest in equipment and facilities to maintain and increase capacity to meet our anticipated needs for SCR-Tech in 2008. In addition, we believe we will need to incur approximately $4.0 million to $5.0 million of additional capital expenditures commencing in 2008 to construct a second regeneration facility to meet anticipated demand for regeneration services commencing in 2009. This facility may be constructed at or near our current facility or at a different geographic location, depending on market conditions and other factors. The timing and amount of any capital expenditures will depend on a number of factors, including demand for our products and services, changes in industry and market conditions, product mix and competitive factors.
The expenses we are incurring in connection with the negotiation and completion of the Transaction are negatively affecting our liquidity and capital resources. In connection with the negotiation of the Merger Agreement for the proposed Transaction, we incurred significant legal, consulting and other professional expenses during the quarter ended March 31, 2007. As a result of entering into the Merger Agreement, we anticipate incurring significant additional costs and expenses. These include the costs of preparing and filing a registration and proxy statement / prospectus with the SEC for stockholder consideration, significant legal and accounting expenses, the cost of a stockholder meeting to vote on the Transaction, and the costs of filing and listing fees with Nasdaq for the listing of the common stock of Renegy to be issued in the Transaction. Further, in accordance with the terms of the Merger Agreement, we will incur costs and expenses associated with soliciting proposals for a 30-day period for the acquisition of the Company to determine whether there may be an alternative transaction of superior value for our stockholders. If there is such a superior transaction that results in the termination of the Merger Agreement, we will be required to pay a termination fee to Worsley of $1.0 million if such termination occurs prior to the expiration of the 30-day period, and $1.3 million if such termination occurs thereafter, plus in each case reimbursement of Worsley’s actual out of pocket expenses incurred in connection with the Transaction, up to $500,000. In addition, if we close the Transaction, under the Merger Agreement the combined companies will be required to reimburse Robert Worsley for the costs and expenses he has incurred in connection with the Transaction, including legal, accounting and consulting fees. Additionally, if we close the Transaction, the combined companies also will incur a retention obligation to pay Robert Zack, our President, CEO and CFO approximately $675,000 as a change of control retention payment, payable one third upon closing, with the remaining two thirds payable over the subsequent 12 months (assuming Mr. Zack remains employed with Renegy through each such payment, other than a termination without cause, in accordance with the terms of Mr. Zack’s employment agreement with the Company), and we also will be obligated to pay retention payments to certain employees totaling approximately $172,000.
Although we cannot definitively anticipate the amount of expenses we may incur in seeking to complete the Transaction, we believe such expenses will range between $1.0 million and $1.5 million, exclusive of any termination fee or the payment of any retention payments. If we close the Transaction, our capital requirements will be significantly different and we may need significant additional debt or equity financing to continue operating our business. The nature and amount of such capital requirements cannot be determined at this time.

We believe our available cash, cash equivalents and short-term investments in the amount of $17.6 million as of March 31, 2007 will provide sufficient capital to fund operations as currently conducted until at least December 31, 2008. However, if we incur the expected capital expenditures to expand the capacity of SCR-Tech, but the market does not develop as we expect or increased competition results in loss of significant business, we may not generate additional revenue from such expenses. This also could adversely impact our financial position or require us to seek additional funds before the end of 2008. We have previously indicated that we anticipate incurring expenses, which may be significant, in exploring business acquisitions or other strategic transactions, including legal, accounting, consulting and investment banking fees and expenses. In fact, we have been incurring significant expenses associated with negotiating the Merger Agreement for the Transaction. We anticipate incurring additional significant expenses as we seek to complete the Transaction. Moreover, unanticipated expenses, such as intellectual property or other litigation costs or unexpected increases in costs for equipment, chemicals or labor for SCR-Tech, could result in the need for additional capital prior to December 31, 2008. Beyond December 31, 2008, our cash requirements will depend on many factors, including but not limited to whether or not the Transaction is consummated and the status of the business of Renegy, the market acceptance of our product and service offerings, the ability of SCR-Tech to generate significant cash flow, the rate of expansion of our sales and marketing activities, the rate of expansion of our production capacity, our ability to manage SG&A expenditures and the timing and extent of SCR-Tech related research and development projects.
We believe that our 2007 revenues will be between $6.0 and $7.0 million, which is below our 2006 revenue. We believe our total Cash Consumption for 2007 will range between $3.0 and $4.0 million, excluding any expenses associated with the Transaction, subject to our achieving our revenue projections.
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
Other Commitments
In connection with the sale of our gas turbine technology and associated assets to Kawasaki in September 2006, we agreed to indemnify Kawasaki for any breaches of various representations and warranties made by us to Kawasaki in connection with the sale. These indemnities are generally limited to the purchase price of $2.1 million. In addition, we have agreed to maintain an amount of not less than $2.0 million in immediately available funds until September 30, 2007 and $1.9 million in immediately available funds from October 1, 2007 until September 30, 2008 to satisfy any indemnification claims from Kawasaki.
In connection with the sale of our diesel fuel processing technology and associated assets to Eaton in October 2006, we agreed to indemnify Eaton for any breaches of various representations and warranties made by us to Eaton in connection with the sale. These indemnities are generally limited to the purchase price of $2.4 million.

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
We have entered into the Merger Agreement with the Renegy Parties, and if our stockholders approve the Merger Agreement and related matters and the Transaction closes, our ownership and business will materially change; if the Transaction is not consummated, the expenses incurred and the diversion of management resources in connection with the Transaction likely will adversely affect our business and financial condition.
On May 8, 2007, we entered into a contribution and merger agreement (the “Merger Agreement”) with Robert M. Worsley (“Worsley”) and certain of his affiliates whereby we will combine the Company with Snowflake White Mountain Power, LLC, Renegy Trucking, LLC and Renegy, LLC (the “Renegy Parties”) into a new holding company, named Renegy Holdings, Inc. (“Renegy”), which will own us and the Renegy Parties (the “Transaction”). Upon completion of the Transaction, currently anticipated to occur in the third quarter of 2007, our stockholders will own approximately 41.5% of Renegy and an affiliate of Worsley, the Robert M. Worsley and Christi Worsley Revocable Trust, will own approximately 58.5% of Renegy and will acquire warrants to purchase up to an additional 11.5% of Renegy, provided certain vesting conditions are satisfied.
The Transaction, which has been unanimously approved by our Board of Directors, is subject to approval by our stockholders and the satisfaction of certain closing conditions, including the required consents of various third parties.
Under the terms of the Merger Agreement, we may solicit proposals for an acquisition of the Company from third parties for a period of 30 days from the date of signing of the Merger Agreement and may continue to negotiate after such period with parties who have indicated their interest in such a transaction during such 30 day period. If prior to obtaining stockholder approval of the Merger Agreement we receive an acquisition proposal, generally for 50% or more of the Company, that our Board of Directors determines in good faith is superior to the Transaction, subject to compliance with certain requirements set forth in the Merger Agreement, we may terminate the Merger Agreement and enter into a definitive agreement with respect to such acquisition proposal upon paying a termination fee to Worsley of $1.0 million in the event such termination occurs prior to the expiration of the 30 day period, and $1.3 million in the event such termination occurs thereafter, plus in each case, reimbursement of Worsley’s actual out of pocket expenses incurred in connection with the Transaction, up to $500,000. Thus, it is possible that we may be sold to another purchaser or that our SCR Catalyst Management and Services business may be separately sold to another purchaser, all subject to stockholder approval. Further, it is possible that by seeking a superior proposal, there may be an adverse customer reaction or the potential for competitors to access trade secrets and other competitive information which may negatively impact our SCR Catalyst and Management Services business. The Transaction and Merger Agreement are described in our Current Report on Form 8-K filed with the SEC on May 8, 2007. The Transaction will be subject to significant risks, some of which are highlighted below. The risks of the Transaction will be more particularly described in the proxy statement / prospectus relating to the Transaction, which will be filed with the SEC. If our stockholders reject the Transaction or the Transaction otherwise does not close, and an alternative transaction does not occur, we would continue with our current SCR Catalyst Management and Services business, except that we will have incurred significant financial costs and diverted significant management time and efforts on the Transaction, which likely would have a material and adverse effect on our financial condition and results of operations. No assurance can be given that stockholders will approve the Transaction or that the Transaction will close.

The expenses we are incurring in connection with the negotiation and completion of the Transaction are negatively affecting our liquidity and capital resources. In connection with the negotiation of the Merger Agreement for the proposed Transaction, we incurred significant legal, consulting and other professional expenses during the quarter ended March 31, 2007. As a result of entering into the Merger Agreement, we anticipate incurring significant additional costs and expenses. These include the costs of preparing and filing a registration and proxy statement / prospectus with the SEC for stockholder consideration, significant legal and accounting expenses, the cost of a stockholder meeting to vote on the Transaction, and the costs of filing and listing fees with Nasdaq for the listing of the common stock of Renegy to be issued in the Transaction. Further, in accordance with the terms of the Merger Agreement, we will incur costs and expenses associated with soliciting proposals for an acquisition of the Company to determine whether there may be an alternative transaction of superior value for our stockholders. If there is such a superior transaction that results in the termination of the Merger Agreement, we will be required to pay the termination fee described above. In addition, if we close the Transaction, under the Merger Agreement the combined companies will be required to reimburse Robert Worsley for the costs and expenses he has incurred in connection with the Transaction, including legal, accounting and consulting fees. Additionally, if we close the Transaction, the combined companies also will incur a retention obligation to pay Robert Zack, our President, CEO and CFO approximately $675,000 as a change of control retention payment, payable one third upon closing, with the remaining two thirds payable over the subsequent 12 months (assuming Mr. Zack remains employed with Renegy through each such payment, other than a termination without cause, in accordance with the terms of Mr. Zack’s employment agreement with the Company), and we also will be obligated to pay retention payments to certain employees totaling approximately $172,000.
Although we cannot definitively anticipate the amount of expenses we may incur in seeking to complete the Transaction, we believe such expenses will range between $1.0 million and $1.5 million, exclusive of any termination fee or the payment of any retention payments. If we close the Transaction, our capital requirements will be significantly different and we may need significant additional debt or equity financing to continue operating our business. The nature and amount of such capital requirements cannot be determined at this time.
We believe our available cash, cash equivalents and short-term investments in the amount of $17.6 million as of March 31, 2007 will provide sufficient capital to fund operations as currently conducted until at least December 31, 2008. However, if we incur the expected capital expenditures to expand the capacity of SCR-Tech, but the market does not develop as we expect or increased competition results in loss of significant business, we may not generate additional revenue from such expenses. This also could adversely impact our financial position or require us to seek additional funds before the end of 2008. We have previously indicated that we anticipate incurring expenses, which may be significant, in exploring business acquisitions or other strategic transactions, including legal, accounting, consulting and investment banking fees and expenses. In fact, we have been incurring significant expenses associated with negotiating the Merger Agreement for the Transaction. We anticipate incurring additional significant expenses as we seek to complete the Transaction. Moreover, unanticipated expenses, such as intellectual property or other litigation costs or unexpected increases in costs for equipment, chemicals or labor for SCR-Tech, could result in the need for additional capital prior to December 31, 2008. Beyond December 31, 2008, our cash requirements will depend on many factors, including but not limited to whether or not the Transaction is consummated and the status of the business of Renegy, the market acceptance of our product and service offerings, the ability of SCR-Tech to generate significant cash flow, the rate of expansion of our sales and marketing activities, the rate of expansion of our production capacity, our ability to manage SG&A expenditures and the timing and extent of SCR-Tech related research and development projects. In light of the nature of the Transaction, no assurance can be given as to the extent of our need for additional capital and the timing of such need for capital.
If the Transaction with the Renegy Parties is completed, our business will be subject to new risks and uncertainties, including control by Worsley.
If we complete the Transaction with the Renegy Parties, our business will become subject to additional risks and uncertainties relating to the business plan of the Renegy Parties to be an independent power producer. The Renegy Parties are currently constructing a 24 megawatt biomass plant, and the combined company plans to explore other renewable energy production products. The significant risks to which we will become subject if the Transaction closes include the following:
•	The biomass plant is not yet operational, and construction delays or difficulties could impact Renegy’s existing power supply agreements and the profitability of the plant;

•	The biomass plant is dependent on adequate supply of fuel from the Abitibi paper mill, agreements with the U.S. Forest Service related to wood waste material and other green waste sites and is dependent on Abitibi for connection to the electric grid;

•	The costs of transportation to harvest and deliver fuel to the plant may impact the plant’s profitability;

•	Our management and the management of the Renegy parties does not have extensive experience in managing the construction and operation of renewable energy power plants;

•	Demand for renewable energy may fluctuate;

•	The combined company may not be able to identify, finance and complete additional renewable energy projects;

•	Changes in environmental requirements with respect to plant emissions may increase the cost of operating the plant or prevent the plant from operating;

•	Catalytica stockholders will incur dilution relating to the warrants issued to Worsley if the milestones contained in the warrants are met;

•	We will become subject to Renegy’s debt commitments, which will require us to use cash flow to service the debt and may limit our ability to raise additional capital; and

•	The combined company will have a majority stockholder, Worsley, and, subject to certain limitations set forth in the transaction documents, Worsley will have the ability to exert control over the business and operations of the combined company.
These and other risks of the combined company will be set forth in additional detail in the proxy statement / prospectus which will be filed with the SEC in respect to the Transaction, and stockholders are urged to read the proxy statement / prospectus when it becomes available.
We have incurred significant net losses since inception and we may never achieve sustained profitability.
We incurred net losses of $1,718,000 and $1,726,000 for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, we had a retained deficit of $144,020,000. We believe that we will continue to incur net losses in 2007.
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
We are also aware of at least one other company, Enerfab, Inc. (which uses a process developed by Envirgy/Integral), providing SCR catalyst management, rejuvenation, and cleaning services. We are aware of certain companies, including Cormetech and Hitachi, who have indicated an interest in offering catalyst cleaning and regeneration. There also are a number of SCR catalyst manufacturers with substantial parent companies that may seek to maintain market share by significantly reducing prices which will put pressure on our operating margins. These companies include Cormetech Inc. (owned by Mitsubishi Heavy Industries and Corning, Inc.), Argillon GmbH (formerly Siemens), BASF / CERAM, Haldor-Topsoe, Inc. and Hitachi America. Further, if the SCR catalyst regeneration market expands as we expect, additional competitors could emerge. In addition, if the intellectual property protection acquired by us becomes weakened, competition could more easily develop.
Manufacturers of SCR catalyst also may make technological improvements to their products to extend the life of catalyst, which would mean that less catalyst would be available for potential regeneration, rejuvenation or cleaning. These technological changes also could make it more difficult to regenerate, rejuvenate or clean catalyst. It also is possible that technological improvements could be sufficient to avoid the need to regenerate, rejuvenate or clean catalyst. Any such technological improvements could have a material and adverse effect on SCR-Tech’s business.
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
Litigation regarding patents or other intellectual property rights is costly and time consuming, and could divert the attention of our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements or indemnify our customers. However, we may not be able to obtain royalty or license agreements on terms acceptable to us or at all. Any inability on our part to obtain needed licenses could delay or prevent the development, manufacture and sale of our products, systems or services. We may also be subject to significant damages or injunctions against the development, manufacture and sale of our products, systems or services.
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
SCR-Tech offers SCR catalyst cleaning, rejuvenation and regeneration, as well as SCR system management and consulting services to coal-fired power plants. Some of the utilities operating these plants are exceptionally large and operate a number of such power plants. Thus, one or more large utilities could provide a very large order or orders to SCR-Tech which likely would result in one or more such utilities providing most of the orders and revenues for SCR-Tech for a particular quarterly or annual period. During the first quarter of 2007, one customer represented approximately 97% of our revenue. SCR-Tech is currently highly dependent on a small number of large utilities for its business. The loss of a particular customer would have a material adverse effect on SCR-Tech. The high level of customer concentration is also likely to result in significant swings in orders and revenues on a quarterly basis. SCR-Tech cannot at this time determine the likelihood or extent of such future customer concentration, although we believe it is likely that a small number of customers will provide a significant portion of revenues.
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
Because some utilities and independent power producers (“IPPs”) currently operate their SCR units only during the “ozone season” (May 1 – September 30), SCR-Tech’s business may be more limited than if SCR units were required to operate on a continual basis. The NOx State Implementation Plan (“SIP”) Call was configured to impose a summer ozone season NOx limitation in over 19 states and the District of Columbia. During this period, utilities and IPPs seek to operate their SCR catalyst at maximum capacity so as to reduce NOx emissions during this period. During non-ozone season periods, most operators currently have limited (if any) requirements to run their SCR systems. Unless and until such regulations are tightened, much of SCR-Tech’s business may be concentrated outside the ozone season each year. This will likely result in less business than would occur if SCR units were required to be operated throughout the year and may also result in quarters of relatively higher cash flow and earnings and quarters where cash flow and earnings may be minimal. These potential fluctuations in revenues and cash flow during a year may be significant and could materially impact our quarterly earnings and cash flow. This may have a material adverse effect on the perception of our business and the market price for our common stock.
SCR-Tech does not own its regeneration facilities and it is subject to risks inherent in leasing the site of its operations.
SCR-Tech does not own its regeneration site; instead it leases it from Clariant Corporation, the U.S. subsidiary of a Switzerland-based public company. Although we believe the lease terms are favorable, the dependence on Clariant and the site could subject SCR-Tech to increased risk in the event Clariant experiences financial setbacks or loses its right to operate the site. This risk is heightened because the site is a Federal Superfund site (under the Comprehensive Environmental Response, Compensation and Liability Act of 1980) (“CERCLA”), which increases the risks that the site ultimately could be shut down or that Clariant will be financially unable to continue its ownership of the site. It may be difficult to relocate to another site on a timely or cost-effective basis, and SCR-Tech’s business could be negatively impacted by any problems with continuing to conduct its operations at its current site.
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
We likely will be required to make significant capital expenditures to expand SCR-Tech’s production facilities.
SCR-Tech does not own its regeneration site; instead it leases it from Clariant Corporation, the U.S. subsidiary of a Switzerland-based public company. We believe this site is sufficient to meet SCR-Tech’s anticipated production requirements for 2007. However, in order to meet anticipated demand for increased orders for SCR regeneration services in 2008, we expect to incur capital expenditure costs of $1.0 million to $1.3 million during the next 9-12 months. In addition, we believe we will need to incur approximately $4.0 million to $5.0 million of additional capital expenditures commencing in 2008 to construct a second regeneration plant to meet anticipated demand for regeneration services in 2009. Although we believe SCR-Tech’s current site allows for building additional regeneration facilities, including a doubling of capacity in the current facility, such construction could require significantly more capital expenditures than anticipated. Moreover, because of necessary permitting and time for construction, there can be no assurance that SCR-Tech could meet the demands from an unanticipated rapid increase in orders in a timely manner. Any failure to timely fulfill such orders could have an adverse impact on SCR-Tech’s business.

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
Since the Company’s inception, no warranty claims have been presented for product or service failure. Based on that historical experience, the Company considers the likelihood of the existence of a warranty claim to be reasonably possible, but not probable. Further, based on its historical experience, the Company cannot reasonably estimate a possible loss or range of loss with any degree of accuracy. SFAS No. 5, “Accounting for Contingencies,” requires accruals for estimated loss contingencies if it is probable a liability has been incurred and the amount of loss can be reasonably estimated. As the Company does not now believe it is probable a warranty liability has been incurred, nor can a loss or range of loss be reasonably estimated with any degree of accuracy, the Company has determined there is no longer a basis for carrying an accrued warranty liability related to SCR catalyst cleaning and regeneration projects. Accordingly, the accrued warranty liability balance of $327,000 as of December 31, 2006 was eliminated through a reduction of cost of revenues in the Consolidated Statements of Operations during the first quarter of 2007. Thus, if a warranty claim were to arise, we no longer have a reserve available to satisfy such a claim. There is a risk that any such claim could be substantial and could affect the profitability of SCR-Tech and the financial condition of the Company.
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
Currently our management team is responsible for the operations of our SCR services business and exploring and evaluating potential acquisitions and other strategic opportunities. In light of employee headcount reductions in recent years, including management level employees and the increasing number of Federal and NASDAQ regulatory requirements, substantial additional burdens have been placed on our management. If Robert Zack, our CEO and CFO, were to depart, we would be required to find both a CEO and CFO to assume his duties. We are also dependent on Bill McMahon, the President of SCR-Tech, for the management of the operations of that business. It may prove difficult for current management to successfully operate these differing areas and meet the demands and requirements of our diverse business activities. Our future success will therefore depend on attracting and retaining additional qualified management and technical personnel. No assurance can be given that management resources will be sufficient to address current and future business activities or that we will not be required to incur substantial additional expenses to add to our management capabilities. Further, our inability to hire qualified personnel on a timely basis, or the departure of any key employee, could harm our expansion and commercialization plans. We will become subject to the internal control over financial reporting requirements of Section 404 of the Sarbanes-Oxley Act of 2002 for the first time in 2007, based on current SEC regulations. As a result of the limited number of financial personnel we employ, we may have difficulty complying with the requirements of Section 404 as a result of the inability to segregate duties and other limitations resulting from our small employee base. Any failure to meet such requirements could have a material adverse effect on us.
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
We incurred additional liabilities as a result of our spin-off from Catalytica, Inc. For example, when the business of Catalytica Advanced Technologies, Inc. (“CAT”) was combined with ours, we became responsible for the liabilities of CAT. Additionally, we have obligations under the separation agreements we entered into with Catalytica, Inc., Synotex and DSM Catalytica Pharmaceuticals, Inc. (“DSM”), the successor corporation to Catalytica, Inc. For example, we agreed to indemnify DSM for liabilities arising out of our business, the business of CAT and other liabilities of DSM not associated with the pharmaceuticals business it purchased from Catalytica, Inc., which could include, for example, potential environmental liabilities. We are also responsible for specified potential liabilities arising out of the distribution of our common stock by Catalytica, Inc. To date, no claims have been made against us pursuant to these indemnification provisions and, at March 31, 2007, we believe the likelihood of any material claim being made against us is remote. However, if any additional liabilities materialize, our financial results could be harmed.
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
The Transaction contemplated by the Merger Agreement will subject the Company to all of the above-noted risks and additional risks as will be described in the proxy statement/prospectus for stockholder consideration of the Transaction, which will be filed with the SEC, and which we urge stockholders to read when it becomes available.

We incur substantial costs as a result of being a public company.
As a public company, we incur significant legal, accounting, and other expenses. In addition, both the Sarbanes-Oxley Act of 2002 and the rules subsequently implemented by the Securities and Exchange Commission and NASDAQ have required changes in corporate governance practices of public companies. These new rules and regulations have already increased our legal and financial compliance costs and the amount of time and effort we devote to compliance activities. We expect these rules and regulations to further increase our legal and financial compliance costs and to make compliance and other activities more time-consuming and costly. In addition, we incur costs associated with our public company reporting requirements. Further, due to increased regulations, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We have attempted to address some of these attraction and retention issues by offering contractual indemnification agreements to our directors and executive officers, but this may not be sufficient. We continue to regularly monitor and evaluate developments with respect to these new rules with our legal counsel, but we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.
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
As of March 31, 2007, our executive officers, directors and greater than 5% stockholders controlled 77.4% of our outstanding common stock. If these parties were to act together, they could significantly influence the election of directors and the approval of actions requiring the approval of a majority of our stockholders. The interests of our management or these investors may not always be aligned with the interests of our other stockholders.
Based on shares outstanding as of March 31, 2007, the funds managed by Metalmark Capital LLC on behalf of Morgan Stanley Capital Partners and their affiliates own 18.5% of our outstanding common stock. The Morgan Stanley Capital Partners funds also have stockholder rights, including rights to appoint directors and registration rights. As a result, Morgan Stanley Capital Partners and its affiliates hold a substantial voting position in us and may be able to significantly influence our business. In addition, two other stockholders own 21.9% and 12.4%, respectively, of our outstanding common stock as of March 31, 2007 and thus also may be able to significantly influence our business as a result of such ownership. If we consummate the Transaction, Robert Worsley and his affiliates will own in excess of 58% of the combined companies, which may increase to 70% upon the exercise of the warrants to be issued in connection with the Transaction.
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

ITEM 3. CONTROLS AND PROCEDURES
(a)	Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of March 31, 2007 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
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
None
Item 3. DEFAULTS UPON SENIOR SECURITIES
None
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
Item 5. OTHER INFORMATION
None

Item 6. EXHIBITS
(a) Exhibits

Exhibit
Number	Notes	Description

2.1	(5)	Assignment and Assumption Agreement between Catalytica, Inc. and the Registrant, effective as of July 25, 1995.

2.1A	(28)	Membership Interests and Asset Purchase Agreement dated as of January 21, 2004 by and among EnBW Energy Solutions GmbH, with respect to Articles VII and X only, ENVICA GmbH, ENVICA Kat GmbH, E&EC Energy & Environmental Consultants GmbH, SCR-Tech GmbH, CESI-SCR, Inc. and, with respect to Section 11.18 and Articles VI and IX only, Catalytica Energy Systems, Inc., filed as Exhibit 2.1, dated as of January 21, 2004.

2.2	(11)	Employee Matters Agreement between Catalytica, Inc. and the Registrant, effective as of December 15, 2000.

2.2A	(28)	Amendment No. 1 to Membership Interests and Asset Purchase Agreement by and among EnBW Energy Solutions GmbH, ENVICA GmbH, ENVICA Kat GmbH, E&EC Energy & Environmental Consultants GmbH, SCR-Tech GmbH, SCR-Tech LLC, CESI-SCR, Inc., filed as Exhibit 2.2, dated as of February 20, 2004.

2.3	(11)	Form of Master Trademark Ownership and License Agreement between Catalytica, Inc. and the Registrant, effective as of December 15, 2000.

2.4	(11)	Tax Sharing Agreement between Catalytica, Inc., Synotex, Inc. and the Registrant, dated as of December 15, 2000.

2.5	(11)	Master Confidential Disclosure Agreement between Catalytica, Inc. and the Registrant, effective as of December 15, 2000.

2.6	(5)	Cross-License Agreement between Catalytica, Inc. and the Registrant, effective as of July 1995.

2.7	(5)	Cross-License Agreement between Catalytica Advanced Technologies, Inc. and Catalytica, Inc., dated July 1995.

2.8	(5)	Tax Sharing Agreement between Catalytica, Inc., Catalytica Bayview, Inc., Catalytica Advanced Technologies, Inc. and the registrant, dated March 4, 1999.

2.8A	(11)	Indemnification Agreement between Catalytica, Inc. and the Registrant, filed as Exhibit 2.8, dated December 15, 2000.

2.9	(11)	Transition Services Agreement between Catalytica, Inc. and the Registrant, dated December 15, 2000.

2.10	(11)	Real Estate Matters Agreement between Catalytica, Inc. and the Registrant, dated December 15, 2000.

2.11	(11)	Master Separation Agreement between Catalytica, Inc. and the Registrant, dated December 15, 2000.

2.12	(60)	Contribution and Merger Agreement, dated as of May 8, 2007, by and among the Registrant, Renegy Holdings, Inc., Snowflake Acquisition Corporation, Renegy, LLC, Renegy Trucking, LLC, Snowflake White Mountain Power, LLC, Robert M. Worsley, Christi M. Worsley, and the Robert M. Worsley and Christi M. Worsley Revocable Trust.

3.1	(11)	Amended and Restated Certificate of Incorporation of Catalytica Energy Systems, Inc., dated December 13, 2000.

3.1A	(18)	Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively, filed as Exhibit 4.1, dated January 29, 2002.

3.2	(8)	Form of Amended and Restated Bylaws.

4.1	(11)	Stock Specimen of the Registrant.

Exhibit
Number	Notes	Description

4.1A	(18)	Preferred Stock Rights Agreement between the Registrant and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively, filed as Exhibit 4.1, dated January 29, 2002.

4.1B	(35)	Amended and Restated Preferred Stock Rights Agreement with Mellon Investor Services LLC, filed as Exhibit 4.1, dated November 22, 2004.

4.1C	(57)	Amendment No. 1 to Amended and Restated Preferred Stock Rights Agreement with Mellon Investor Services, LLC, filed as Exhibit 4.3, dated as of December 14, 2006.

4.1D	(61)	Amendment No. 2 dated as of May 8, 2007, to the Amended and Restated Preferred Stock Rights Agreement dated as of November 22, 2004, as amended by Amendment No. 1 dated December 14, 2006, by and between the Registrant and Mellon Investor Services LLC.

10.4	(5)*	Promissory Notes from Peter B. Evans issued to Registrant, both dated July 20, 1999.

10.6	(3)	Limited Liability Company Operating Agreement of GENXON Power Systems, LLC, dated October 21, 1996.

10.7	(4)	Amendment No. 1 to the Operating Agreement of GENXON Power Systems, LLC, dated December 4, 1997.

10.11	(5)	Omnibus Agreement by and among Catalytica, Inc., Sundance Assets, L.P., Enron North America Corp. and the Registrant, dated August 29, 2000.

10.12	(5)+	Collaborative Commercialization and License Agreement among General Electric Co., GENXON Power System, LLC and the Registrant, dated as of November 19, 1998.

10.17	(8)	Registration Rights Agreement between Morgan Stanley Capital Partners III and its affiliates and the Registrant, dated September 2000.

10.18	(7)*	2000 Employee Stock Purchase Plan of the Registrant.

10.23	(12)	Share Transfer Agreement between the Registrant and JSB Asset, LLC, dated December 15, 2000.

10.26	(16)+	Technology Development and Transfer Agreement between Kawasaki Heavy Industries, Ltd. and Registrant, dated December 13, 2000.

10.27	(16)+	Xonon Module Supply Agreement by and among Kawasaki Heavy Industries, Ltd. and Registrant, dated December 13, 2000.

10.30	(19)+	Amendment No. 1 to the Collaborative Commercialization and License Agreement between Catalytica Combustion Systems, Inc. and GENXON Power Systems, LLC and General Electric Company, dated January 3, 2002.

10.32	(19)	GENXON Membership Transfer and Settlement Agreement between the Registrant, Woodward Governor Company, and GENXON Power Systems, LLC, dated December 19, 2001.

10.33	(19)	Control Patent Assignment and Cross-License Agreement between the Registrant and Woodward Governor Company, dated December 19, 2001.

10.43	(26)	Third Amendment and Extension to Lease Agreement between Jack Dymond Associates and Catalytica Energy Systems, Inc., dated June 20, 2003.

10.46	(29)	Lease Agreement dated December 16, 2002 between Clariant Corporation and SCR-Tech, LLC, dated December 16, 2002, and First Amendment to Lease Agreement between Clariant Corporation and SCR-Tech, LLC, dated February 18, 2004.

10.47	(34)	Loan Modification Agreements between the Arizona State Compensation Fund and the Registrant, as amended, dated August 9, 2004.

10.48	(36)*	Form of Indemnification Agreement between the Registrant and executive officers and directors of the Registrant.

10.49	(36)*	Consulting Agreement between the Registrant and David Merrion, dated February 1, 2005.

10.50	(37)*	Retention Agreement by and between the Registrant and Ralph Dalla Betta, dated as of September 27, 2005.

Exhibit
Number	Notes	Description

10.51	(37)	Retention Agreement by and between the Registrant and Joe Barry, dated as of September 27, 2005.

10.52	(37)*	Severance Consulting and Release Agreement by and between the Registrant and Dominic Geraghty, dated as of September 27, 2005.

10.53	(38)*	Employment Agreement by and between the Registrant and Robert W. Zack, dated as of September 27, 2005.

10.54	(39)	Settlement Agreement and Mutual Release among the Registrant, EnBW Energy Solutions GmbH, ENVICA Kat GmbH, E&EC Energy & Environmental Consultants GmbH, SCR-Tech GmbH, SCR-Tech LLC, CESI-SCR, Inc., ENVICA GmbH, CESI-Tech Technologies, Inc., Hans-Ulrich Hartenstein, and Brigitte Hartenstein.

10.55	(40)	Form of Option Acceleration Agreement.

10.56	(43)*	Employment Letter and Change of Control Agreement between the Registrant and William McMahon.

10.57	(41)	Termination Agreement between the Registrant and General Electric Company.

10.58	(44)	Purchase and Sale Agreement dated April 18, 2006 between the Registrant and Wilshire Property Company, LLC.

10.59	(45)	First Amendment to Purchase and Sale Agreement dated May 18, 2006 between the Registrant and Wilshire Property Company, LLC.

10.60	(46)	Second Amendment to Purchase and Sale Agreement dated July 14, 2006 between the Registrant, Wilshire Property Company, LLC and 1388 North Tech Boulevard Partners LP.

10.61	(46)	Lease between the Registrant and 1388 North Tech Boulevard Partners LP, effective July 20, 2006.

10.62	(47)	Asset Purchase Agreement dated June 30, 2006 between the Registrant, Kawasaki Heavy Industries, Ltd. And Kawasaki Gas Turbines-Americas.

10.63	(48)	Form of Stock Option Agreement.

10.64	(49)	License Agreement dated September 29, 2006 between the Registrant and Kawasaki Heavy Industries, Ltd.

10.65	(50)	Asset Purchase Agreement dated October 25, 2006 between the Registrant and Eaton Corporation.

10.66	(51)	Lease between the Registrant and Warner Courtyards, LLC, effective August 29, 2006.

10.67	(52)	First Amendment to Asset Purchase Agreement dated October 25, 2006 between the Registrant and Eaton Corporation.

10.68	(53)*	First Amendment to Retention Agreement by and between the Registrant and Ralph Dalla Betta and Joe Barry, dated as of September 27, 2005.

10.69	(54)*	Second Amendment to Employment Agreement by and between the Registrant and Robert W. Zack, dated as of September 27, 2005.

10.70	(55)	Letter Agreement dated December 12, 2006 between the Registrant and AWM Investment Co., Inc.

10.71	(56)*	Employment Agreement by and between the Registrant and William J. McMahon, dated as of January 1, 2007.

10.72	(58)*	Catalytica Energy Systems, Inc. 1995 Stock Plan as amended and restated August 31, 2005.

10.73	(59)*	Consulting Agreement between the Registrant and Richard Abdoo, effective as of January 1, 2007.

10.74	(59)	Second Amendment to Lease Agreement between Clariant Corporation and SCR-Tech, LLC, effective as of December 29, 2006.

10.75	(59)*	Third Amendment to Employment Agreement by and between the Registrant and Robert W. Zack, effective as of March 23, 2007.

10.76	(60)*	Acknowledgement Letter Agreement by and between the Registrant and Robert W. Zack, dated as of May 8, 2007, concerning that certain Amended and Restated Employment Agreement between the parties dated as of March 23, 2007.

14.1	(42)	Code of Ethics.

Exhibit
Number	Notes	Description

21.1	(59)	Subsidiaries of Registrant.

23.1	(59)	Consent of Independent Registered Public Accounting Firm.

24.1	(59)	Power of Attorney (see Signature page).

31.1	**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.

+	Confidential treatment has been granted for portions of these agreements.

*	Represents management contracts or compensatory plans for executive officers and directors.

**	Filed herewith.

(1)	Incorporated by reference to exhibits filed with Catalytica, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 33-55696).

(2)	Incorporated by reference to exhibits filed with Catalytica, Inc.’s Form 10-K (File No. 0-20966) for the year ended December 31, 1994.

(3)	Incorporated by reference to exhibits filed with Catalytica, Inc.’s Form 10-K (File No. 0-20966) for the year ended December 31, 1996.

(4)	Incorporated by reference to exhibits filed with Catalytica, Inc.’s Form 10-K (File No. 0-20966) for the year ended December 31, 1997.

(5)	Incorporated by reference to exhibits filed with our Registration Statement on Form S-1 (File No. 333-44772), filed on August 29, 2000.

(7)	Incorporated by reference to exhibits filed with our Amendment No. 2 to Form S-1 (File No. 333-44772), filed on October 16, 2000.

(8)	Incorporated by reference to exhibits filed with our Amendment No. 3 to Form S-1 (File No. 333-44772), filed on November 1, 2000.

(11)	Incorporated by reference to exhibits filed with our Post-Effective Amendment No. 1 to Form S-1 (File No. 333-44772), filed on January 12, 2001.

(12)	Incorporated by reference to exhibits filed with our Form 10-K for the year ended December 31, 2000, filed on March 15, 2001.

(14)	Incorporated by reference to exhibits filed with our Registration Statement on Form S-1 (File No. 333-64682), filed on July 6, 2001.

(16)	Incorporated by reference to exhibits filed with our Amendment No. 2 to Form S-1 (File No. 333-64682), filed on August 6, 2001.

(18)	Incorporated by reference to exhibits filed with our Amendment No. 1 to Form 8-A12G/A, filed on February 6, 2002.

(19)	Incorporated by reference to exhibits filed with our Form 10-K for the year ended December 31, 2001, filed on April 01, 2002.

(26)	Incorporated by reference to exhibits filed with our Form 10-Q for the quarter ended June 30, 2003, filed on August 5, 2003.

(28)	Incorporated by reference to exhibits filed with our Form 8-K, filed on March 4, 2004.

(29)	Incorporated by reference to exhibits filed with our Form 10-K for the year ended December 31, 2003, filed on March 30, 2004.

(34)	Incorporated by reference to exhibits filed with our Form 10-Q for the quarter ended September 30, 2004, filed on November 12, 2004.

(35)	Incorporated by reference to exhibits filed with our Amendment No. 1 to Form 8-A12G/A, filed on November 22, 2004.

(36)	Incorporated by reference to exhibits filed with our Form 8-K, filed on February 4, 2005.

(37)	Incorporated by reference to exhibits filed with our Form 8-K, filed on September 28, 2005.

(38)	Incorporated by reference to exhibit filed with our amended Form 8-K, filed on September 28, 2005.

(39)	Incorporated by reference to the exhibit filed with our Form 8-K, filed on December 22, 2005.

(40)	Incorporated by reference to the exhibit filed with our Form 8-K, filed on November 21, 2005.

(41)	Incorporated by reference to the exhibit filed with our Form 8-K, filed on March 15, 2006.

(42)	Incorporated by reference to exhibits filed with our Form 10-K for the year ended December 31, 2004, filed on March 30, 2005.

(43)	Incorporated by reference to exhibits filed with our Form 10-K for the year ended December 31, 2005, filed on March 30, 2006.

(44)	Incorporated by reference to exhibits filed with our Form 8-K, filed on April 24, 2006.

(45)	Incorporated by reference to exhibits filed with our Form 8-K, filed on May 23, 2006.

(46)	Incorporated by reference to exhibits filed with our Form 8-K, filed on July 24, 2006.

(47)	Incorporated by reference to exhibits filed with our Form 8-K, filed on July 5, 2006.

(48)	Incorporated by reference to exhibits filed with our Form 10-QSB for the quarter ended June 30, 2006, filed on August 11, 2006.

(49)	Incorporated by reference to exhibits filed with our Form 8-K, filed on October 4, 2006.

(50)	Incorporated by reference to exhibits filed with our Form 8-K, filed on October 31, 2006.

(51)	Incorporated by reference to exhibits filed with our Form 8-K, filed on September 1, 2006.

(52)	Incorporated by reference to exhibit filed with our amended Form 8-K/A, filed on November 14, 2006.

(53)	Incorporated by reference to exhibit filed with our amended Form 8-K/A, filed on November 17, 2006.

(54)	Incorporated by reference to exhibit filed with our amended Form 8-K/A, filed on November 17, 2006.

(55)	Incorporated by reference to exhibits filed with our Form 8-K, filed on December 15, 2006.

(56)	Incorporated by reference to exhibits filed with our Form 8-K, filed on January 10, 2007.

(57)	Incorporated by reference to exhibits filed with our Amendment No. 2 to Form 8-A12G/A, filed on December 14, 2006.

(58)	Incorporated by reference to exhibits filed with our Form 10-Q for the quarter ended September 30, 2005, filed on November 10, 2005.

(59)	Incorporated by reference to exhibits filed with our Form 10-KSB for the year ended December 31, 2006, filed on March 23, 2007.

(60)	Incorporated by reference to exhibits filed with our Form 8-K, filed on May 8, 2007.

(61)	Incorporated by reference to Exhibit 4.4 to Amendment No. 3 to Form 8-A/A, filed on May 8, 2007.

CATALYTICA ENERGY SYSTEMS, INC.
SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 15, 2007

CATALYTICA ENERGY SYSTEMS, INC. (Registrant)
By:	/s/ Robert W. Zack
Robert W. Zack

President, Chief Executive Officer and Chief Financial Officer (Duly Authorized Officer, and Principal Executive, Financial and Accounting Officer)

CATALYTICA ENERGY SYSTEMS, INC.
EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.