Form 10QSB
period 2007-06-30
CATALYTICA ENERGY SYSTEMS INC
filed 2007-08-14
CIK 1053361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
(480) 556-5555
(Issuer’s telephone number)
Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 9, 2007 there were outstanding 18,366,544 shares of the issuer’s common stock, par value $0.001, which is the only class of common stock outstanding.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

CATALYTICA ENERGY SYSTEMS, INC.
FORM 10-QSB
June 30, 2007

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CATALYTICA ENERGY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three- and six-months ended June 30, 2007 and 2006
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues	$453	$957	$1,808	$3,936

Costs and expenses:
Cost of revenues	1,192	884	2,096	2,476
Selling, general and administrative	3,010	1,486	5,456	3,251
Loss on sale of assets	—	49	—	21

Total costs and expenses	4,202	2,419	7,552	5,748

Operating loss	(3,749)	(1,462)	(5,744)	(1,812)

Interest and other income	240	257	495	525
Interest and other expense	(6)	(49)	(9)	(98)

Loss from continuing operations	(3,515)	(1,254)	(5,258)	(1,385)

Discontinued operations:
Loss from discontinued operations, net of taxes	(63)	(1,636)	(38)	(3,230)

Total loss from discontinued operations	(63)	(1,636)	(38)	(3,230)

Net loss	$(3,578)	$(2,890)	$(5,296)	$(4,615)

Per common share:
Loss from continuing operations
Basic and diluted	$(0.19)	$(0.07)	$(0.29)	$(0.08)

Loss from discontinued operations
Basic and diluted	$(0.01)	$(0.09)	$0.00	$(0.17)

Net loss
Basic and diluted	$(0.20)	$(0.16)	$(0.29)	$(0.25)

Weighted average shares
Basic and diluted	18,313	18,171	18,292	18,164

See accompanying notes.

CATALYTICA ENERGY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEET
at June 30, 2007
(In thousands)
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$4,048
Short-term investments	11,956
Accounts receivable, net	592
Revenues in excess of billings	677
Inventory	130
Prepaid expenses and other assets	192

Total current assets	17,595

Property and equipment:
Equipment	1,720
Leasehold improvements	323
Less accumulated depreciation and amortization	(1,124)

Total property and equipment	919

Goodwill	4,257
Other intangible assets, net	1,151
Other assets	75

Total assets	$23,997

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$911
Accrued payroll and benefits	443
Deferred revenue	931
Accrued liabilities and other	1,002

Total current liabilities	3,287
Other long-term liabilities	14

Total liabilities	3,301
Stockholders’ equity:
Common stock	18
Additional paid-in capital	168,280
Retained deficit	(147,598)
Accumulated other comprehensive loss	(4)

Total stockholders’ equity	20,696

Total liabilities and stockholders’ equity	$23,997

See accompanying notes.

CATALYTICA ENERGY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six-months ended June 30, 2007 and 2006 (In thousands) (Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from continuing operating activities:
Net loss	$(5,296)	$(4,615)
Discontinued operations, net of tax	(38)	(3,230)

Net loss from continuing operations	(5,258)	(1,385)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation of property and equipment	158	157
Accretion of investments discount	(20)	(9)
Amortization of intangible assets	86	86
Provision for uncollectible accounts	118	—
Stock based compensation	292	144
Loss on sale of security investments	8	—
Gain on sale of assets	—	(27)
Changes in operating assets and liabilities:
Accounts receivable	396	661
Inventory	174	169
Prepaid expenses and other assets	116	168
Accounts payable	710	127
Deferred revenue	819	(185)
Accrued payroll and benefits	(192)	(34)
Accrued liabilities and other	103	(1,219)

Net cash used in continuing operating activities	(2,490)	(1,347)

Cash flows from continuing investing activities:
Purchases of investments	(8,843)	(2,405)
Maturities and sales of investments	14,883	5,870
Sale of property and equipment	—	27
Additions to property and equipment	(101)	(86)

Net cash provided by continuing investing activities	5,939	3,406

Cash flows from continuing financing activities:
Repayments of long-term debt	—	(8)
Payments on capital lease and other long-term obligations	(2)	(3)
Proceeds from exercise of stock options	2	6
Proceeds from issuance of common stock to employees through stock plans	12	25

Net cash provided by continuing financing activities	12	20

Net increase in cash flows from continuing operations	3,461	2,079
Net decrease in cash flows from discontinued operations	(71)	(2,235)
Cash and cash equivalents at beginning of period	658	1,490

Cash and cash equivalents at end of period	$4,048	$1,334

See accompanying notes.

CATALYTICA ENERGY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — continued
for the six-months ended June 30, 2007 and 2006
(In thousands) (Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from discontinued operations:
Net cash used in operating activities	$(71)	$(2,158)
Net cash used in investing activities	—	(65)
Net cash used in financing activities	—	(12)

Net decrease in cash flows from discontinued operations	$(71)	$(2,235)

Additional disclosure of cash flow information:
Interest paid	$1	$94

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

On May 8, 2007, we entered into a definitive contribution and merger agreement (the “Merger Agreement”) to combine our business with Snowflake White Mountain Power, LLC (“Snowflake”), Renegy, LLC (“Renegy LLC”) and Renegy Trucking, LLC (“Renegy Trucking”), businesses engaged in creating and operating renewable energy power projects and harvesting biomass fuel (collectively, the “Renegy Parties”), and which comprise the renewable energy divisions of NZ Legacy, LLC (“NZ Legacy”), a privately owned Arizona land, mineral and energy development company. As part of the Merger Agreement, Catalytica Energy and the Renegy Parties will combine into and operate under a new holding company, named Renegy Holdings, Inc. (“Renegy”), which will own us and the Renegy Parties (the “Transaction”). Upon completion of the Transaction, currently anticipated to occur in the third quarter of 2007, our stockholders will own approximately 41.5% of Renegy. An affiliate of Robert M. Worsley, the founder and president of the Renegy Parties, will own approximately 58.5% of Renegy and will acquire warrants to purchase up to an additional 11.5% of Renegy, provided certain vesting conditions are satisfied. The Renegy Parties currently are constructing a 24 megawatt biomass plant near Snowflake, Arizona, which is expected to begin operating in the first half of 2008. This biomass plant, which Renegy will own and operate, will supply power to Arizona Public Service and Salt River Project, the two largest utilities in the state of Arizona, pursuant to long-term power purchase agreements currently in place with those utilities.
Upon completion of the Transaction, the combined company, Renegy, will focus on clean energy and will operate under two divisions – one division focused on becoming a leading independent power producer (“IPP”) of renewable energy in North America, and another division, SCR-Tech, which will continue to provide emissions compliance services for the coal-fired power generation industry. The mission of the renewable energy division will be to utilize existing technology to develop and operate green, renewable energy production facilities to supply clean, renewable and economical power, with the vision of creating multiple renewable energy projects within a five-year period through acquisitions, construction, installation and operation. The second division will continue to focus on growing its SCR Catalyst and Management Services business and exploring strategic opportunities to broaden its reach in the emerging market for clean coal technologies.
Upon completion of the Transaction, Robert Worsley will become chairman, president and chief executive officer of Renegy, and Robert Zack, our current president, chief executive officer and chief financial officer, will become executive vice president and chief financial officer of Renegy. The Transaction, which has been unanimously approved by our Board of Directors, is subject to approval by our stockholders and the satisfaction of certain closing conditions, including the required consents of various third parties.
Unaudited Interim Financial Information. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission (“SEC”) on March 23, 2007. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2007.
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
Accounts Receivable. Accounts receivable consists of trade receivables from SCR Catalyst and Management Services. Trade receivables are recorded at the invoiced amount. The balance of accounts receivable was $504,000, net of $118,000 allowance for doubtful accounts, as of June 30, 2007. Four customers accounted for 95% of the Company’s gross trade accounts receivable at June 30, 2007.
Revenues in Excess of Billings. Payment terms for SCR catalyst regeneration and cleaning services are typically defined in the contract for services rendered. Revenues may be earned for those services in advance of amounts billable to the customer and are recognized when the service is complete, unless the contract terms will not result in invoice generation within six months from the date of completion of those services. Revenues recognized in excess of amounts billed are recorded as revenues in excess of billings. The balance of revenues in excess of billings was $677,000 as of June 30, 2007.

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

	Notes	Accounts
	Receivable	Receivable	Total
Balance at December 31, 2006	$500	$—	$500
Change	—	118	118

Balance at June 30, 2007	$500	$118	$618

The allowance for doubtful notes is described in detail in Note 5, “Transactions with Related Parties,” of our Form 10-KSB for the year ended December 31, 2006, which was filed with the SEC on March 23, 2007. The allowance for doubtful accounts relates to an $118,000 allowance recorded during the first quarter of 2007. No change occurred in the allowance for doubtful accounts and notes during the second quarter of 2007.
Inventory. Inventories generally include chemicals and spent, cleaned, or regenerated SCR modules held for sale to a customer. Inventories are stated at the lower of cost or market using the first-in, first-out method. At June 30, 2007, the Company’s consolidated inventory balance of $130,000 consisted entirely of raw materials inventories. At June 30, 2007, no cleaned or regenerated SCR modules were held in inventory for potential sales to customers.
Goodwill and Other Intangible Assets. The Company accounts for goodwill and other intangible assets in accordance with the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Purchase prices of acquired businesses that were accounted for as purchases were allocated to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates. Other intangible assets, all of which were determined to have finite useful lives, were recorded at fair value at the time of the acquisition and are carried at such value less accumulated amortization. Based on these estimated fair values, the excess purchase prices over the fair value of the net assets acquired were allocated to goodwill.
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
As of June 30, 2007, all of the Company’s other intangible assets is attributable to the 2004 purchase of SCR-Tech. These intangible assets, including patents, trademarks, trade secrets and other purchased technology, are amortized on a straight-line basis over their useful lives, estimated at ten years.
As of June 30, 2007, all of the Company’s goodwill is attributable to the 2004 purchase of SCR-Tech. The Company performed an annual goodwill and intangible assets impairment analysis as of December 31, 2006 using discounted expected future cash flows based on a discount rate consistent with the guidance provided in FASB Concepts Statement No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements,” to estimate fair value and the carrying value of SCR-Tech, including goodwill and intangible assets. Impairment is assessed based on the excess of the carrying amount over the fair value of those assets. This analysis resulted in the conclusion that goodwill and intangible assets were not impaired.

There were no changes in the carrying amount of goodwill during the six months ended June 30, 2007. The changes in the carrying amount and accumulated amortization of other intangible assets from the year ended December 31, 2006 to the six months ended June 30, 2007 were as follows (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Other Intangible Assets

Balance at December 31, 2006	$1,727	$(489)	$1,238
Amortization expense	—	(87)	(87)

Balance at June 30, 2007	$1,727	$(576)	$1,151

Deferred Revenue. SCR catalyst regeneration and cleaning services contracts may provide for deposits or progress payments. Deposits or progress payments received are deferred until the services are performed, at which point deferred revenue is reduced and revenue is recognized. As described more fully in the “Revenue Recognition” section below, in situations where SCR regeneration and cleaning services have been completed, but the customer is not contractually committed to receive an invoice within the succeeding six months, revenue is deferred until the six month criterion is met. In addition and as is described more fully in the “Revenue Recognition” section below, the Company maintains a revenue allowance equal to ten percent of revenue earned for each contract until receipt of successful final test results and issuance of a final report to the customer. Deferred deposits and progress payments, revenues earned but not billable for six months, and the revenue allowance are recorded as deferred revenue in the Consolidated Balance Sheet. As of June 30, 2007, deferred revenue was $931,000.
Accrued Warranty Liability. In September 2006 the Company completed the sale of its Xonon gas turbine technology and related assets to Kawasaki. Per the terms of the purchase agreement between the Company and Kawasaki, this liability was assumed by Kawasaki. Accordingly, the previously existing accrual of $50,000 related to Xonon modules was eliminated and included in the gain on sale of assets in the third quarter of 2006.
Warranties provided for the Company’s SCR catalyst regeneration and cleaning services vary by contract, but typically provide limited performance guarantees. During the first quarter of 2007, the Company determined the likelihood of the existence of a warranty claim to be reasonably possible, but not probable, based on its historical experience of no warranty claims having been presented since the Company’s inception. Further, the Company determined it could not reasonably estimate a possible loss or range of loss with any degree of accuracy related to any potential warranty claims. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company determined there was no longer a basis for carrying an accrued warranty liability related to SCR catalyst regeneration and cleaning services and the previously existing $327,000 accrued warranty liability was eliminated, resulting in a reduction of cost of revenues in the Consolidated Statements of Operations during the first quarter of 2007. Should future actual product or service failure rates or other related costs differ from historical experience, establishment of an estimated warranty liability would be required.
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
The following table summarizes the changes in revenue cost reserve from the year ended December 31, 2006 to the six months ended June 30, 2007 (in thousands):

Balance as of December 31, 2006	$122
Adjustment to provision	(16)

Balance as of June 30, 2007	$106

Revenue Recognition. As prescribed in Staff Accounting Bulletin (“SAB”) 101 and 104, “Revenue Recognition in Financial Statements,” the Company recognizes revenue from SCR Catalyst and Management Services when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured.
Revenues related to SCR catalyst regeneration and cleaning services are recognized when the service is completed for each catalyst module, subject to certain revenue recognition criteria which are described below. Customer acceptance is not required for regeneration and cleaning services in that SCR-Tech’s contracts currently provide that services are completed upon receipt of confirmation of compliance with contract requirements through testing by independent third parties. Testing generally occurs three times during a particular customer project. Once a successful test result is received on a production module from an independent third party, revenue is recognized for each catalyst module processed prior to the receipt of such test results, and revenue is subsequently recognized for each catalyst module as its processing is completed. As the Company utilizes a consistent methodology and formula for each project, it is unlikely that subsequent testing would not be successful. Nonetheless, if a subsequent test result were to indicate failure, the Company would cease recognizing revenue on any subsequent modules until new testing evidence confirms successful processing. We maintain a revenue allowance equal to ten percent of revenue earned for each contract to provide for any deficient test results that may occur after our initial test. This revenue allowance is removed, and revenue recognized, upon receipt of successful final test results and issuance of a final report to the customer.
A typical customer project may take 30 to 90 days to complete. Due to the nature of the demand for SCR regeneration and cleaning services, some of our contracts provide for extended payment terms. In a situation where regeneration or cleaning services have been completed, but the customer is not contractually committed to receive an invoice within the succeeding six months (and subsequent payment is due within 30 days of invoice date), revenue is deferred until the six month criterion is met. If the customer contract provides for a deposit or progress payments, revenue is recognized up to the amount received. No rights of return exist. The customer is generally responsible for the removal and subsequent re-installation of the catalyst. Our revenue arrangements do not have any material multiple deliverables as defined in Emerging Issues Task Force (“EITF”) 00-21, “Accounting for Multiple Element Revenue Arrangements.”
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
Revenues also include charges to customers related to shipping expenses incurred to ship catalyst between the customer site and the SCR-Tech facility. Costs associated with shipping are recorded as a component of cost of revenues in the period the related shipping revenues are recorded.
We recognize revenue from our management and consulting services as work is performed. Costs associated with management and consulting services is expensed as incurred.
Two customers accounted for 86% of the Company’s revenues for the six months ended June 30, 2007. Three different customers accounted for 91% of the Company’s revenues for the six months ended June 30, 2006.

SCR Catalyst and Management Services revenue is project-based, and as such, the timing of those revenues varies from period-to-period. Accordingly, period-to-period comparisons of those revenues are not necessarily meaningful and should not be relied upon as an indication of future performance.
Stock Based Compensation. The Company has two stock based compensation plans, consisting of a stock option plan and an employee stock purchase plan. The stock option plan provides for the granting of stock options and restricted stock units to employees, non-employees, and non-employee directors in exchange for services received. The employee stock purchase plan provides to employees the opportunity to purchase shares of the Company’s common stock at a price equal to 85% of the fair market value on the first or last day, whichever is lower, of each six month subscription period. Effective July 1, 2007, our Board of Directors suspended the employee stock purchase plan in connection with the Transaction.
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
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on an income tax return. The Company adopted the provisions of FIN 48 effective January 1, 2007. The total amount of unrecognized tax benefits as of the adoption date was immaterial, and no material changes to the amount of unrecognized tax benefits occurred during the six months ended June 30, 2007. The Company does not believe it will incur any material adjustments related to unrecognized tax benefits for the remainder of 2007.
It is the Company’s policy to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest or penalties recorded during the six months ended June 30, 2007.

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
Note 2. Net Income (Loss) per Share (“EPS”)
Basic and diluted net income (loss) per share is presented in accordance with SFAS No. 128, “Earnings Per Share.” Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during each reporting period. Diluted EPS includes the effect of stock options and unvested restricted stock assumed to be exercised using the treasury stock method. As the Company’s potentially dilutive securities (stock options and restricted stock units) were anti-dilutive for the three and six months ended June 30, 2007 and 2006, they have been excluded from the computation of weighted-average shares outstanding used in computing diluted net loss per share because the Company incurred a net loss from continuing operations for each of those periods. Total options and restricted stock units outstanding as of June 30, 2007 and 2006 were approximately 2,449,000 and 2,710,000, respectively.
Note 3. Stock Based Compensation
At June 30, 2007, the Company has two stock based compensation plans, described more fully below.
Stock option plan
The Company has a stock option plan (the “Stock Option Plan”), which allows for the granting of stock options and restricted stock units (“RSUs”) to employees, non-employees, and non-employee directors in exchange for services received. Employees are also eligible for option grants at their hire date and are eligible for annual bonus option grants based on achievement of objectives, subject to approval by the compensation committee of the Board of Directors (the “Compensation Committee”). Options are periodically granted to non-employees for consulting services rendered, subject to approval by the Compensation Committee or Board of Directors. Option grants to non-employee directors for their service on the board are determined and approved on an annual basis by the Compensation Committee. Option grant vesting periods range from immediate vesting to four years and have a contractual life ranging from five to ten years. Option grants are valued using a Black-Scholes option pricing model, and compensation expense is recognized over the requisite service period, which is typically equal to the vesting period. Compensation expense associated with share-based payments which are subject to graded vesting based on service conditions are recognized using the straight-line recognition method. RSU grants are valued based on the closing share price for the Company’s common stock as quoted on the NASDAQ Global Market on the date of grant, and compensation expense related to RSU grants is recognized over the requisite service period, which is typically equal to the vesting period. The issuance of shares pursuant to the Stock Option Plan is accomplished through the issuance of new shares.

As of June 30, 2007, the Company has not granted any options with performance or market conditions.
Employee stock purchase plan
The Company has an employee stock purchase plan (the “ESPP”), whereby eligible employees of the Company have the right to purchase shares of the Company’s common stock at a price equal to 85% of the fair market value on the first or last day, whichever is lower, of each six month subscription period. The discount and look-back features of the ESPP cause it to be considered compensatory under SFAS 123R. ESPP purchases are valued using a Black-Scholes option pricing model, and compensation expense is recognized ratably over the six month subscription period. The issuance of shares pursuant to the ESPP is accomplished through the issuance of new shares. Effective July 1, 2007, our Board of Directors suspended the ESPP in connection with the Transaction.
Stock based compensation
Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-based Compensation.” The ESPP was considered non-compensatory under APB No. 25.
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective method, which requires stock based compensation to be measured based on the fair value of the award on the date of grant and the corresponding expense to be recognized over the period during which an employee is required to provide services in exchange for the award. The Company had no granted but not yet exercisable stock options outstanding at December 31, 2005; therefore, beginning in fiscal 2006 compensation cost recognized includes compensation cost for all stock options granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company amortizes the fair value of RSUs at the date of grant over their related vesting periods, however, pursuant to SFAS 123R, the amount amortized reflects an estimated forfeiture rate.
Adoption of SFAS 123R had the effect of increasing net loss for the six months ended June 30, 2007 and 2006 by $142,000 and $121,000, respectively, or approximately $.01 per share for both periods. The adoption of SFAS 123R had no effect on cash flow.
Total compensation for share-based compensation arrangements recognized during the six months ended June 30, 2007 and 2006 was $292,000 and $144,000, respectively. As of June 30, 2007, there was $1,046,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the Stock Option Plan, which is expected to be recognized over a weighted-average period of 2.00 years.
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

	For the six months ended
	June 30,	June 30,
	2007	2006
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	63.90%	66.80%
Risk-free interest rate	4.60%	4.72%
Expected life of options (in years)	4.00	4.00

The following table summarizes stock option plan activity for the six months ended June 30, 2007:

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Contractual	Intrinsic
Options	of Shares	Price	Term (Years)	Value
Outstanding at December 31, 2006	2,234,563	$4.08
Granted	713,700	1.91
Exercised	(2,000)	1.15
Forfeited	—	—
Expired	(729,388)	6.01

Outstanding at June 30, 2007	2,216,875	$2.74	7.93	$31,608

Exercisable at June 30, 2007	1,267,425	$3.51	6.85	$20,700

The weighted-average fair values of options granted during the six months ended June 30, 2007 and 2006 were $1.00 and $0.72, respectively. The total intrinsic values of options exercised during the six months ended June 30, 2007 and 2006 were $1,000 and $17,000, respectively.
The following table summarizes the changes in non-vested shares (RSUs) for the six months ending June 30, 2007:

		Weighted-
		Average
		Grant-Date
Non-vested Shares	Shares	Fair Value
Non-vested shares at December 31, 2006	34,375	$1.50
Granted	277,069	$1.80
Vested	(73,704)	$1.66
Forfeited	(5,545)	$1.75

Non-vested shares at June 30, 2007	232,195	$1.80

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
We incurred additional contingent liabilities as a result of our spin-off from Catalytica, Inc. For example, when the business of Catalytica Advanced Technologies, Inc. (“CAT”) was combined with ours, we became responsible for the liabilities of CAT. Additionally, we have obligations under the separation agreements we entered into with Catalytica, Inc., Synotex and DSM Catalytica Pharmaceuticals, Inc. (“DSM”), the successor corporation to Catalytica, Inc. For example, we agreed to indemnify DSM for liabilities arising out of our business, the business of CAT and other liabilities of DSM not associated with the pharmaceuticals business it purchased from Catalytica, Inc., which could include, for example, potential environmental liabilities. We are also responsible for specified potential liabilities arising out of the distribution of our common stock by Catalytica, Inc. To date, no claims have been made against us pursuant to these indemnification provisions and, at June 30, 2007, we believe the likelihood of any material claim being made against us is remote.
We have not recorded any liabilities related to the above contingencies, as we believe the likelihood of claim for each to be remote.
Note 5. Comprehensive Loss.
The components of comprehensive loss are as follows (in thousands):

	Three Months Ended,		Six Months Ended,
	June 30,		June 30,
	2007	2006	2007	2006
Net loss	$(3,578)	$(2,890)	$(5,296)	$(4,615)
Other comprehensive income (loss):
Change in unrealized loss on available-for-sale securities	9	7	7	10

Comprehensive loss	$(3,569)	$(2,883)	$(5,289)	$(4,605)

The components of accumulated other comprehensive loss at June 30, 2007 consist entirely of unrealized loss on available-for-sale securities.
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
As described more fully in Note 1, the Company sold its Xonon catalytic combustion technology and associated gas turbine assets and its diesel fuel processing technology and associated assets during fiscal 2006.
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
In connection with the closing of the sales of the gas turbine and diesel fuel processing technologies and associated assets, the Company no longer conducts business activities associated with emissions control solutions for gas turbines or diesel engines, and therefore no longer conducts business through its CBTS segment. As the results of operations related to gas turbine and diesel fuel processing technology development is reported in discontinued operations in the Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006, the Company’s loss from continuing operations reflect the operations of one segment. As such, no additional disclosures are presented related to by-segment presentation of revenues, operating income, depreciation and amortization, capital expenditures, or total assets.
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
Under the terms of the APA, the Company received $2,400,000 in gross cash proceeds in exchange for the sale and conveyance of the assets, properties and rights of the Company relating to the Diesel Technologies and the licensing of other intellectual property owned by the Company and used in the Diesel Technologies (but not transferred to Eaton under the APA) to Eaton. The net book value of assets sold, net of liabilities assumed in the transaction, was approximately $209,000. The approximately $2,191,000 gain from this transaction was recorded in gain from disposal of discontinued operations in the Consolidated Statements of Operations in the fourth quarter of 2006.

In addition, the Company received a $700,000 expense reimbursement from Eaton for third quarter and October 2006 diesel fuel processing development efforts. This reimbursement was recorded as a reduction of loss from discontinued operations in the third and fourth quarters of 2006.
Note 10. Proposed Merger Transaction.
On May 8, 2007, we entered into a definitive contribution and merger agreement (the “Merger Agreement”) to combine our business with Snowflake White Mountain Power, LLC (“Snowflake”), Renegy, LLC (“Renegy LLC”) and Renegy Trucking, LLC (“Renegy Trucking”), businesses engaged in creating and operating renewable energy power projects and harvesting biomass fuel (collectively, the “Renegy Parties”), and which comprise the renewable energy divisions of NZ Legacy, LLC (“NZ Legacy”), a privately owned Arizona land, mineral and energy development company. As part of the Merger Agreement, Catalytica Energy and the Renegy Parties will combine into and operate under a new holding company, named Renegy Holdings, Inc. (“Renegy”), which will own us and the Renegy Parties (the “Transaction”). Upon completion of the Transaction, currently anticipated to occur in the third quarter of 2007, our stockholders will own approximately 41.5% of Renegy. An affiliate of Robert M. Worsley, the founder and president of the Renegy Parties, will own approximately 58.5% of Renegy and will acquire warrants to purchase up to an additional 11.5% of Renegy, provided certain vesting conditions are satisfied. The Renegy Parties currently are constructing a 24 megawatt biomass plant near Snowflake, Arizona, which is expected to begin operating in the first half of 2008. This biomass plant, which Renegy will own and operate, will supply power to Arizona Public Service and Salt River Project, the two largest utilities in the state of Arizona, pursuant to long-term power purchase agreements currently in place with those utilities.
Upon completion of the Transaction, the combined company, Renegy, will focus on clean energy and will operate under two divisions – one division focused on becoming a leading independent power producer (“IPP”) of renewable energy in North America, and another division, SCR-Tech, which will continue to provide emissions compliance services for the coal-fired power generation industry. The mission of the renewable energy division will be to utilize existing technology to develop and operate green, renewable energy production facilities to supply clean, renewable and economical power, with the vision of creating multiple renewable energy projects within a five-year period through acquisitions, construction, installation and operation. The second division will continue to focus on growing its SCR Catalyst and Management Services business and exploring strategic opportunities to broaden its reach in the emerging market for clean coal technologies.
Upon completion of the Transaction, Robert Worsley will become chairman, president and chief executive officer of Renegy, and Robert Zack, our current president, chief executive officer and chief financial officer, will become executive vice president and chief financial officer of Renegy. The Transaction, which has been unanimously approved by our Board of Directors, is subject to approval by our stockholders and the satisfaction of certain closing conditions, including the required consents of various third parties.
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
Forward-looking statements in this report may include, but are not limited to statements regarding:
•	the financial and business effect of the proposed transaction with the Renegy Parties, including the amount of additional expenses we may incur in seeking to complete the Transaction, which we believe will range between $1.0 million and $2.0 million, exclusive of any termination fee or the payment of any retention payments

•	the timing and potential for the closing of the proposed transaction with the Renegy Parties

•	completion and construction of the 24 megawatt biomass plant near Snowflake, Arizona

•	our capital requirements should the proposed transaction with the Renegy Parties close

•	our market opportunities and the growth of the market for our product and service offerings

•	our competitive advantage in the marketplace

•	the efficiency and efficacy of our product and service offerings

•	the cost-effectiveness of our product and service offerings

•	the uniqueness, potential and market for our SCR catalyst and management services

•	the role of catalyst regeneration in the catalyst replacement market

•	the nature and amount of concentration of customers for SCR-Tech

•	our ability to capitalize on any long-term commercial prospects and maintain financial viability

•	the long-term commercial prospects for the Company

•	the effect of any strategic initiatives that we may decide to take, including any merger, acquisition or other strategic arrangement

•	our business strategies and plan of operations

•	the nature of our asset and technology base

•	the nature and level of competition for our product and service offerings

•	the value of our intellectual property and effectiveness of our patent portfolio

•	the ability of our management to adapt to changing circumstances

•	our ability to manage SCR-Tech

•	the adequacy of SCR-Tech’s facilities

•	the effectiveness of testing of regenerated and cleaned SCR modules by independent third parties and the effect of such testing on revenue recognition

•	the availability and expense of resources and raw materials necessary for SCR Catalyst and Management Services

•	our belief that we have emerged from our restructuring activities on stable financial footing and that we are in a stronger position to improve the business commercially

•	our forecast of revenues and results of operations, including our belief that our total full-year revenues will be in the range of $5.0 to $6.0 million

•	cash consumption, including our estimate of total cash consumption for 2007, excluding any expenses associated with the Transaction with the Renegy Parties, ranging between $3.0 million and $4.0 million

•	our anticipated SG&A and capital expenditures, including our belief that future capital expenditures are anticipated to be required primarily for the expansion of production capacity at SCR-Tech

•	our belief that we may spend between $1.0 million and $1.5 million to invest in equipment and facilities to maintain and increase capacity to meet our anticipated needs, if our revenue backlog justifies such expenditures

•	our belief that we may spend up to $5.0 million commencing toward the end of 2008 to invest in a second regeneration plant to meet anticipated growth in demand for SCR catalyst regeneration services beginning in 2009

•	our investment in, and expenses for, research and development

•	sources and amounts of our revenues and the timing of revenue recognition

•	the level, amount and consistency of our revenues

•	our belief that our full-year 2007 cost of revenues will be below 2006 cost of revenues

•	our expectation that our gross margin percentage for the second half of 2007 will improve over the first half of 2007

•	our ability to generate cash and the sufficiency of existing cash and cash equivalents

•	our funding requirements and potential sources of funding

•	predictions as to the amount and nature of anticipated losses and use of our cash and whether we will achieve profitability

•	our liquidity and the effect or our actions on our liquidity

•	the amount and impact of interest income and expense

•	our expectation that our full-year 2007 interest and other income will decrease as compared to 2006

•	our expectation that our full-year 2007 interest and other expense will decrease as compared to 2006

•	the level and amount of our expenses

•	predictions as to when we may incur material income taxes

•	our belief that we will not incur material adjustments related to unrecognized tax benefits for the remainder of 2007

•	the financial effect of the sale of our Gilbert, Arizona facility

•	the financial effect of the sale of our Xonon Cool Combustion technology and gas turbine assets to Kawasaki Heavy Industries, Ltd.

•	the financial effect of the sale of diesel fuel processing technology and assets to Eaton Corporation

•	the likelihood of warranty claims related to catalyst cleaning and regeneration

•	the timing of resolution of issues impacting our need for allowance for uncollectible accounts

•	the timing of our adoption of recent accounting standards and the impact of such standards on our financial statements

•	critical accounting policies and the effect of such policies on our financial statements
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
During 2006, we completed various restructuring and cost-reduction activities designed to improve our operating cost structure, extend our cash reserves, and better position the Company to achieve its commercial goals and growth targets. In line with this objective, we took actions to streamline our operations and maintain financial viability by divesting non-revenue generating businesses, assets, and technologies, by reducing our workforce, and by reallocating resources with a focus on key products, services and markets yielding near-term commercial revenue streams and a greater potential return on investment for our stockholders. In support of these strategies, in July 2006, we sold our manufacturing and administrative facility in Gilbert, Arizona; on September 29, 2006, we sold our catalytic combustion technology and associated gas turbine assets to Kawasaki Heavy Industries, Ltd. (“Kawasaki”); and on October 25, 2006, we sold our diesel fuel processing technology and associated assets to Eaton Corporation (“Eaton”).
In connection with the closing of the technology and asset sales to Kawasaki and Eaton, we ceased investing significant funds in research and development activities. The completion of the sale of our diesel fuel processing technology and associated assets marked the exit from research and development activities for the Company.
The results of operations related to gas turbine and diesel fuel processing technology development are reported in discontinued operations in the Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006.
As a result of the actions taken to restructure our operations, we have transitioned from a technology-focused research and development organization to a customer-focused commercial SCR services business.
In addition to a primary focus today on growing our SCR services business, we have been seeking to expand our product and service offerings in the coal-fired power generation and/or clean energy markets through partnerships, synergistic product line extensions or other strategic ventures. Accordingly, we plan to continue actively exploring strategic opportunities, including business acquisitions or other transactions that we believe could create additional value in our business. Consistent with this strategy, on May 8, 2007, we entered into the Merger Agreement with the Renegy Parties as described in the section titled “Proposed Merger Transaction” directly below.

Proposed Merger Transaction
On May 8, 2007, we entered into a definitive contribution and merger agreement (the “Merger Agreement”) to combine our business with Snowflake White Mountain Power, LLC (“Snowflake”), Renegy, LLC (“Renegy LLC”) and Renegy Trucking, LLC (“Renegy Trucking”), businesses engaged in creating and operating renewable energy power projects and harvesting biomass fuel (collectively, the “Renegy Parties”), and which comprise the renewable energy divisions of NZ Legacy, LLC (“NZ Legacy”), a privately owned Arizona land, mineral and energy development company. As part of the Merger Agreement, Catalytica Energy and the Renegy Parties will combine into and operate under a new holding company, named Renegy Holdings, Inc. (“Renegy”), which will own us and the Renegy Parties (the “Transaction”). Upon completion of the Transaction, currently anticipated to occur in the third quarter of 2007, our stockholders will own approximately 41.5% of Renegy. An affiliate of Robert M. Worsley, the founder and president of the Renegy Parties, will own approximately 58.5% of Renegy and will acquire warrants to purchase up to an additional 11.5% of Renegy, provided certain vesting conditions are satisfied. The Renegy Parties currently are constructing a 24 megawatt biomass plant near Snowflake, Arizona, which is expected to begin operating in the first half of 2008. This biomass plant, which Renegy will own and operate, will supply power to Arizona Public Service and Salt River Project, the two largest utilities in the state of Arizona, pursuant to long-term power purchase agreements currently in place with those utilities.
Upon completion of the Transaction, the combined company, Renegy, will focus on clean energy and will operate under two divisions – one division focused on becoming a leading independent power producer (“IPP”) of renewable energy in North America, and another division, SCR-Tech, which will continue to provide emissions compliance services for the coal-fired power generation industry. The mission of the renewable energy division will be to utilize existing technology to develop and operate green, renewable energy production facilities to supply clean, renewable and economical power, with the vision of creating multiple renewable energy projects within a five-year period through acquisitions, construction, installation and operation. The second division will continue to focus on growing its SCR Catalyst and Management Services business and exploring strategic opportunities to broaden its reach in the emerging market for clean coal technologies.
Under the terms of the merger agreement, Catalytica Energy Systems was allowed to solicit proposals from third parties for a 30-day period commencing on May 8, 2007 for an acquisition of Catalytica Energy Systems. Catalytica Energy Systems did not receive any such offers that its Board of Directors, in consultation with its advisors, deemed superior to the proposed merger transaction. However, during that period, Catalytica Energy Systems received interest from several parties in its SCR-Tech business on a stand-alone basis. The Company is continuing to have discussions and negotiations with respect to a potential sale of SCR-Tech. We do not anticipate disclosing developments or providing any additional information relating to a potential sale of SCR-Tech unless and until a definitive agreement is executed in this regard. There can be no assurance that such a sale of SCR-Tech will transpire.
Upon completion of the Transaction, Robert Worsley will become chairman, president and chief executive officer of Renegy, and Robert Zack, our current president, chief executive officer and chief financial officer, will become executive vice president and chief financial officer of Renegy. The Transaction, which has been unanimously approved by our Board of Directors, is subject to approval by our stockholders and the satisfaction of certain closing conditions, including the required consents of various third parties.
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
Revenue Recognition
As prescribed in Staff Accounting Bulletin (“SAB”) 101 and 104, “Revenue Recognition in Financial Statements,” we recognize revenue from SCR Catalyst and Management Services when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured.
Revenues related to SCR catalyst regeneration and cleaning services are recognized when the service is completed for each catalyst module, subject to certain revenue recognition criteria which are described below. Customer acceptance is not required for regeneration and cleaning services in that SCR-Tech’s contracts currently provide that services are completed upon receipt of confirmation of compliance with contract requirements through testing by independent third parties. Testing generally occurs three times during a particular customer project. Once a successful test result is received on a production module from an independent third party, revenue is recognized for each catalyst module processed prior to the receipt of such test results, and revenue is subsequently recognized for each catalyst module as its processing is completed. As we utilize a consistent methodology and formula for each project, it is unlikely that subsequent testing would not be successful. Nonetheless, if a subsequent test result were to indicate failure, we would cease recognizing revenue on any subsequent modules until new testing evidence confirms successful processing. We maintain a revenue allowance equal to ten percent of revenue earned for each contract to provide for any deficient test results that may occur after our initial test. This revenue allowance is removed, and revenue recognized, upon receipt of successful final test results and issuance of a final report to the customer.
A typical customer project may take 30 to 90 days to complete. Due to the nature of the demand for SCR regeneration and cleaning services, some of our contracts provide for extended payment terms. In a situation where regeneration or cleaning services have been completed, but the customer is not contractually committed to receive an invoice within the succeeding six months (and subsequent payment is due within 30 days of invoice date), revenue is deferred until the six month criterion is met. If the customer contract provides for a deposit or progress payments, revenue is recognized up to the amount received. No rights of return exist. The customer is generally responsible for the removal and subsequent re-installation of the catalyst. Our revenue arrangements do not have any material multiple deliverables as defined in Emerging Issues Task Force (“EITF”) 00-21, “Accounting for Multiple Element Revenue Arrangements.”
Costs associated with performing SCR catalyst regeneration and cleaning services are expensed as incurred because of the close correlation between the costs incurred, the extent of performance achieved and the revenue recognized. In the situation where revenue is deferred due to collectibility uncertainties, we do not defer costs due to the uncertainties related to payment for such services.
From time to time, SCR-Tech purchases spent catalyst modules, regenerates them and subsequently sells them to customers as refurbished units. In such cases, revenues are not recognized until the units are delivered to the customer.
Revenues also include charges to customers related to shipping expenses incurred to ship catalyst between the customer site and the SCR-Tech facility. Costs associated with shipping are recorded as a component of cost of revenues in the period the related shipping revenues are recorded.
We recognize revenue from our management and consulting services as work is performed. Costs associated with management and consulting services is expensed as incurred.
Two customers accounted for 86% of our revenues for the six months ended June 30, 2007. Three different customers accounted for 91% of our revenues for the six months ended June 30, 2006.

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
Goodwill and Other Intangible Assets
We account for goodwill and other intangible assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Purchase prices of acquired businesses that were accounted for as purchases were allocated to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates. Other intangible assets, all of which were determined to have finite useful lives, were recorded at fair value at the time of the acquisition and are carried at such value less accumulated amortization. Based on these estimated fair values, the excess purchase prices over the fair value of the net assets acquired were allocated to goodwill.
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
We amortize our intangible assets, including patents, trademarks, trade secrets and other purchased technology, on a straight-line basis over their useful lives, estimated at ten years.
We performed an annual goodwill and intangible assets impairment analysis as of December 31, 2006 and determined that goodwill and intangible assets were not impaired.
Deferred Revenue
SCR catalyst regeneration and cleaning services contracts may provide for deposits or progress payments. Deposits or progress payments received are deferred until the services are performed, at which point deferred revenue is reduced and revenue is recognized. As described more fully in the “Revenue Recognition” section above, in situations where SCR regeneration and cleaning services have been completed, but the customer is not contractually committed to receive an invoice within the succeeding six months, revenue is deferred until the six month criterion is met. In addition and as is described more fully in the “Revenue Recognition” section above, we maintain a revenue allowance equal to ten percent of revenue earned for each contract until receipt of successful final test results and issuance of a final report to the customer. Deferred deposits and progress payments, revenues earned but not billable for six months, and the revenue allowance are recorded as deferred revenue in the Consolidated Balance Sheet. As of June 30, 2007, deferred revenue was $931,000.
Accrued Warranty Liability
In September 2006 we completed the sale of our Xonon gas turbine technology and assets to Kawasaki. Per the terms of the purchase agreement between us and Kawasaki, this liability was assumed by Kawasaki. Accordingly, the previously existing accrual of $50,000 related to Xonon modules was eliminated and included in the gain on sale of assets in the third quarter of 2006.

Warranties provided for our SCR catalyst regeneration and cleaning services vary by contract, but typically provide limited performance guarantees. During the first quarter of 2007, we determined the likelihood of the existence of a warranty claim to be reasonably possible, but not probable, based on our historical experience of no warranty claims having been presented since the Company’s inception. Further, we determined we could not reasonably estimate a possible loss or range of loss with any degree of accuracy related to any potential warranty claims. In accordance with SFAS No. 5, “Accounting for Contingencies,” we determined there was no longer a basis for carrying an accrued warranty liability related to SCR catalyst regeneration and cleaning services and the previously existing $327,000 accrued warranty liability was eliminated, resulting in a reduction of cost of revenues in the Consolidated Statements of Operations during the first quarter of 2007. Should future actual product or service failure rates or other related costs differ from historical experience, establishment of an estimated warranty liability would be required.
Stock Based Compensation
The Company has two stock based compensation plans, consisting of a stock option plan and an employee stock purchase plan. The stock option plan provides for the granting of stock options and restricted stock units to employees, non-employees, and non-employee directors in exchange for services received. The employee stock purchase plan provides to employees the right to purchase shares of the Company’s common stock at a price equal to 85% of the fair market value on the first or last day, whichever is lower, of each six month subscription period. Effective July 1, 2007, our Board of Directors suspended the employee stock purchase plan in connection with the Transaction.
Prior to January 1, 2006, we accounted for stock based compensation plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-based Compensation.”
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R) (“SFAS 123R”), “Share-Based Payment,” using the modified prospective method. SFAS 123R requires stock based compensation to be measured based on the fair value of the award on the date of grant and the corresponding expense to be recognized over the period during which an employee is required to provide services in exchange for the award. The fair value of each stock option award is estimated using a Black-Scholes option pricing model based on certain assumptions including expected term, risk-free interest rate, stock price volatility, and dividend yield. The assumption for expected term is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected term at the grant date. The historical volatility of the Company’s stock is used as the basis for the volatility assumption. We have never paid cash dividends, and do not currently intend to pay cash dividends, and thus assumed a 0% dividend yield. The fair value of restricted stock unit grants is based on the closing share price for our common stock as quoted on the NASDAQ Global Market on the date of grant. The fair value of employee stock plan purchases is estimated using a Black-Scholes option pricing model, similar to stock option valuations. The provisions of SFAS 123R also require estimates of expected forfeiture rate and recognition of expense for only those shares expected to vest.
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
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on an income tax return. We adopted the provisions of FIN 48 effective January 1, 2007. The total amount of unrecognized tax benefits as of the adoption date was immaterial, and no material changes to the amount of unrecognized tax benefits occurred during the six months ended June 30, 2007. We do not believe we will incur any material adjustments related to unrecognized tax benefits for the remainder of 2007.

It is our policy to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest or penalties recorded during the six months ended June 30, 2007.
We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company’s U.S. federal income tax returns for years 2003 through 2006 remain open to examination by the Internal Revenue Service. The Company’s state tax returns for years 2002 through 2006 remain open to examination by the state taxing authorities.
Results of Operations
The following summary presents the results of operations by comparable period for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change
Revenues	$453	$957	$(504)	$1,808	$3,936	$(2,128)

Costs and expenses:
Cost of revenues	1,192	884	308	2,096	2,476	(380)
Selling, general and administrative	3,010	1,486	1,524	5,456	3,251	2,205
Loss on sale of assets	—	49	(49)	—	21	(21)

Total costs and expenses	4,202	2,419	1,783	7,552	5,748	1,804

Operating loss	(3,749)	(1,462)	(2,287)	(5,744)	(1,812)	(3,932)

Interest and other income	240	257	(17)	495	525	(30)
Interest and other expense	(6)	(49)	43	(9)	(98)	89

Loss from continuing operations	(3,515)	(1,254)	(2,261)	(5,258)	(1,385)	(3,873)
Gain (loss) from discontinued operations	(63)	(1,636)	1,573	(38)	(3,230)	3,192

Net loss	$(3,578)	$(2,890)	$(688)	$(5,296)	$(4,615)	$(681)

Comparison of the three and six month periods ended June 30, 2007 and 2006
Revenues. SCR Catalyst and Management Services (“SCMS”) revenues result primarily from catalyst cleaning and regeneration services. From time to time, spent catalyst modules are purchased, regenerated, and sold as refurbished units. Additionally, the Company provides SCR catalyst management and consulting services, including catalyst inspection, performance testing and analysis, catalyst specification, and computer simulation to help power plant operators improve their SCR system performance and achieve cost-effective NOx compliance. SCMS revenues also include charges to customers related to shipping expenses incurred to ship catalyst between the customer site and the SCR-Tech facility.
SCMS revenues are project-based, and as such, the timing of those revenues varies from period-to-period. Accordingly, period-to-period comparisons of those revenues are not necessarily meaningful and should not be relied upon as an indication of future performance.

SCMS revenues decreased by $504,000, or 53%, to $453,000 for the three months ended June 30, 2007, as compared to $957,000 for the corresponding period in 2006. The decrease was primarily attributed to a $492,000 decrease in revenues resulting from catalyst cleaning and regeneration services, a $121,000 decrease in shipping revenues, and a $133,000 increase in management services revenues. During the second quarter of 2007, work was completed on one contract representing approximately $592,000 in revenues which were not recognized because, as per the contract, the customer cannot be invoiced until January 2008, which is outside the six month provision as prescribed in our revenue recognition policy. As a result, those revenues were deferred and will be recognized in the third quarter, as they will then be within the six month window. The cost of revenues related to those revenues, however, were expensed in the second quarter of 2007, and not deferred, in accordance with our revenue recognition policy. Shipping revenues are dependent upon timing of the completion and shipment of modules for each contract, and as such, period-to-period comparisons are not necessarily meaningful. Management services revenues increased primarily as a result of module inspection and testing services provided to certain customers during the quarter.
SCMS revenues decreased by $2,128,000, or 54%, to $1,808,000 for the six months ended June 30, 2007, as compared to $3,936,000 for the corresponding period in 2006. The decrease was primarily attributed to a $940,000 decrease in revenues resulting from catalyst cleaning and regeneration services, a $913,000 decrease in product sales, a $364,000 decrease in shipping revenues, and a $146,000 increase in management services revenues. Catalyst cleaning and regeneration services revenues declined due to lower market demand and timing of order receipts in addition to the deferred revenue issue described in the preceding paragraph. During the first quarter of 2006, spent catalyst modules, which had been regenerated by SCR-Tech, were sold as refurbished units. No such product sales were realized during the first six months of 2007. Shipping revenues are dependent upon timing of the completion and shipment of modules for each contract, and as such, period-to-period comparisons are not necessarily meaningful. Management services revenues increased primarily as a result of module inspection and testing services provided to certain customers during the second quarter of 2007.
During the six months ended June 30, 2007, two customers accounted for 86% of our revenues. During the six months ended June 30, 2006, three customers accounted for 91% of our revenues.
We believe our full-year 2007 SCMS revenues will be in the range of $5.0 million and $6.0 million, based on the current level of sales activity and backlog for SCMS. However, our expectations are subject to significant uncertainty due to the nature of the market in 2007 and the timing of receipt of orders and revenue recognition. Revenue backlog, which is defined as firm written commitments for work to be performed, and deferred revenue expected to be recognized as revenue within 18 months, was $2.2 million as of June 30, 2007, including $931,000 of deferred revenue, as compared to backlog of $2.1 million as of June 30, 2006, including $50,000 of deferred revenue.
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
Cost of revenues increased by $308,000, or 35%, to $1,192,000 for the three months ended June 30, 2007, as compared to $884,000 for the corresponding period in 2006. The increase was primarily due to increases in chemicals, third party testing, shipping expenses, and wages/insurance. Chemicals expense increased by $230,000, primarily due to product mix. Production work during the first six months of 2006 primarily included honeycomb catalyst, whereas production work during the first six months of 2007 primarily included plate catalyst, which requires more chemicals than honeycomb catalyst. In addition, the timing of expenses related to chemical usage is dependent upon scheduling within the plant production process and may result in chemical usage in a period preceding completion of the cleaning or regeneration process which triggers revenue recognition. As a result, chemicals expense may not, in certain periods, match the timing of revenue recognition. Third party testing expenses increased by $81,000, due to timing of sample submission and related production timelines. Shipping expenses decreased by $105,000, directly related to the reduced shipping volume between comparable periods. Wages/insurance increased by $80,000, due to insurance rate and volume increases associated with SCR-Tech staffing increases during 2006.

Cost of revenues decreased by $380,000, or 15%, to $2,096,000 for the six months ended June 30, 2007, as compared to $2,476,000 for the corresponding period in 2006. The decrease was primarily due to decreases in inventory-related expenses incurred from the sale of SCR catalyst modules, warranty expenses and shipping expenses, partially offset by increases in chemicals and wages/insurance. Inventory-related expenses decreased by $539,000 due to the sale of SCR catalyst modules during the first quarter of 2006; no such sales occurred in 2007. Warranty expenses decreased by $347,000, due to the elimination of our accrued warranty liability. Since the Company’s inception, no warranty claims have been presented for product or service failure. During the first quarter of 2007, we determined the likelihood of the existence of a warranty claim to be only reasonably possible, but not probable. Further, we could not reasonably estimate the amount of a potential loss or range of loss with any degree of accuracy. As required by SFAS No. 5, “Accounting for Contingencies,” accruals for loss contingencies should be recorded only if a loss is both probable and reasonably estimable. Accordingly, we determined there was no basis to continue carrying an accrued warranty liability. Shipping expenses decreased by $254,000, directly related to the reduced shipping volume between comparable periods. Chemicals expense increased by $466,000 for reasons similar to those described in the previous paragraph. Wages/insurance increased by $147,000, due to insurance rate increases and volume increases associated with SCR-Tech staffing increases during 2006.
We believe our full-year 2007 cost of revenues will be below 2006 cost of revenues, as cost of revenues generally varies with revenues, which we anticipate will be below 2006 levels.
Gross Margin. Gross margin percentages are primarily impacted by sales mix, including the type of service provided and the type of catalyst cleaned or regenerated, sales price and production timing and volume. As noted in the Cost of Revenues discussion above, a large portion of the cost of revenues are fixed expenses, which negatively impacts gross margin percentages in periods with lower revenues. In addition, the timing of usage and related expense recognition of certain variable expenses as incurred, including chemicals, utilities, warranty, and third-party testing, impact the level of gross margin dollars generated and the related gross margin percentages. Other revenues, including shipping expenses and revenues recognized from the sale of purchased catalyst, may realize differing gross margin percentages than those realized from catalyst cleaning and regeneration.
During the three months ended June 30, 2007, our gross margin percentage decreased to (163.1)%, as compared to 7.6% for the corresponding period in 2006. This gross margin decline was primarily the result of a decrease in production volume and related decrease in gross margin dollars, which provided lesser coverage of our fixed production costs. In addition, and as noted in the Revenues discussion above, work was completed on one contract representing approximately $592,000 in revenues which were not recognized; however the cost of revenues associated with that project were expensed in the second quarter of 2007 in accordance with our revenue and expense recognition policy. We anticipate recognition of that revenue in the third quarter of 2007, and we anticipate the recognition of that revenue to have a favorable impact on the third quarter 2007 gross margin percentage. Additionally, due to differences in the types of catalyst being regenerated in the comparable six month periods, chemical expenses were higher in 2007 than in 2006, resulting in a decline in gross margin percentages between comparable periods.
During the six months ended June 30, 2007, our gross margin percentage decreased to (15.9)%, as compared to 37.1% for the corresponding period in 2006. The causes described in the preceding paragraph as related to the second quarter comparable periods apply to the six month comparisons as well. Further, our gross margin percentage during the first quarter of 2007 was favorably impacted by the elimination of our warranty reserve, as described in the Cost of Revenues section above.
Due to projected lower revenues for 2007, we believe our 2007 gross margin percentage will be less than our 2006 gross margin percentage. However, we expect our gross margin percentage for the second half of 2007 to improve over the first half of 2007, primarily due to an expected increase in production volume.
Selling, General and Administrative (“SG&A”) Expenses. SG&A includes compensation, benefits and related costs of SCMS and includes wages and related benefits, rent, utilities, depreciation, consulting and professional services, marketing, legal, travel, supplies, accounting and auditing services, allowance for bad debts, and IT-related costs.
SG&A increased by $1,524,000, or 102.6%, to $3,010,000 for the three months ended June 30, 2007 as compared to $1,486,000 for the comparable period in 2006. The increase was primarily due to increases in legal, consulting and professional services in connection with the Transaction, partially offset by a decrease in depreciation and personnel-related expenses. In connection with the Transaction, which is described more fully in the section titled “Proposed Merger Transaction” above, we incurred significant expenses during the three months ended June 30, 2007 related to contract negotiations, due diligence tasks, and preparation of SEC filings, including a registration statement on Form S-4 and related proxy statement/prospectus. Legal expenses of approximately $915,000 and consulting and professional services expenses of approximately $613,000 were incurred during the second quarter relating to the Transaction. Depreciation expense decreased by $55,000 due to the sale or disposal, during 2006, of the majority of our property, equipment, and leasehold improvements previously utilized in our Gilbert, Arizona and Mountain View, California facilities. Personnel-related expenses decreased by $122,000 due to restructuring and downsizing initiatives completed during fiscal 2006.

SG&A increased by $2,205,000, or 67.8%, to $5,456,000 for the six months ended June 30, 2007 as compared to $3,251,000 for the corresponding period in 2006. The increase was primarily due to increases in legal, consulting and professional services in connection with the Transaction and an increase in bad debt expense, partially offset by decreases in depreciation and personnel-related expenses. Legal expenses of approximately $1,144,000 and consulting and professional services expenses of approximately $1,069,000 were incurred during the six months ended June 30, 2007 related to the Transaction. Bad debt expense increased by $118,000 due to an increase in our allowance for uncollectible accounts, related to revenues in excess of billings (“unbilled receivables”) recorded in the third quarter of 2006. Although all revenue recognition criteria were satisfied at the time the work was completed, this unbilled receivable had aged to greater than six months as of March 31, 2007. Due to issues related to the condition of the remaining un-worked modules supplied to us by the customer under this particular contract, we elected to defer customer billing for the completed modules. During the second quarter of 2007, the customer was invoiced but the receivable was not collected by the end of the quarter. We will carry a full allowance against this receivable until it is collected, which we anticipate to occur in the third quarter of 2007. Depreciation expense decreased by $149,000 due to a decreased depreciable asset base as described in the preceding paragraph. Personnel-related expenses decreased by $252,000 due to restructuring and downsizing initiatives completed during fiscal 2006, partially offset by a $148,000 increase in stock compensation expense. Stock compensation expense during the first six months of 2006 was $144,000; stock compensation expense during the first six months of 2006 was low as option grants in the first quarter of 2006 did not occur until the end of the quarter and because there was no stock compensation expense in the first quarter of 2006 related to options granted prior to 2006, as we accelerated vesting of all unvested options on December 31, 2005. Stock compensation expense during the first quarter of 2007 was $292,000, reflecting expense for two full quarters and expense related to additional option grants issued between March 2006 and June 2007.
While we expect our full-year 2007 personnel-related SG&A expenses to decrease as compared to 2006 due to reductions in corporate, sales and support staff and related expenses resulting from restructuring initiatives completed in 2006, we have incurred significant expenses and expect to incur additional expenses for legal, consulting and other professional fees in connection with the negotiation of the Merger Agreement for the proposed Transaction and with our plans to continue evaluating and pursuing other strategic opportunities. As a result, we anticipate our full-year 2007 SG&A expenses will be higher than 2006 levels.
Interest and Other Income. Interest income is generated from money market and short-term investments. Other income consists of other non-operating gains and losses, for which amounts are not material for separate presentation.
Interest and other income decreased by $17,000 during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. Interest and other income decreased by $30,000 during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. The components of these period-to-period changes were immaterial, both individually and in total.
We expect our full-year 2007 interest and other income will decrease as compared to 2006, as we are projecting a decline in cash and investments resulting from cash used to meet operating requirements and expenses incurred in connection with the Transaction.
Interest and Other Expense. Interest expense reflects amounts incurred under long-term debt and capital lease obligations. Interest expense related to long-term debt was incurred during fiscal 2006 in connection with a term loan related to our manufacturing and administrative facility in Gilbert, Arizona, the balance of which was repaid in connection with the sale of the building in the third quarter of 2006. Interest expense incurred in connection with capital lease obligations relates to an equipment lease, for which interest expense incurred is not material. Other expense reflects other non-operating expenses, for which amounts are not material for separate presentation.
Interest and other expense decreased by $43,000 and $89,000 during the three and six months ended June 30, 2007, respectively, as compared to the three and six months ended June 30, 2006, primarily due to the repayment of the building loan during the third quarter of 2006.

We expect our full-year 2007 interest and other expense will decrease as compared to 2006 due to the repayment of the Gilbert building loan during 2006.
Discontinued Operations. The results of operations related to research and development activities, resulting primarily from investments in gas turbine and diesel fuel technology development, are reported in discontinued operations in the Consolidated Statements of Operations for the three and six month periods ended June 30, 2007 and 2006. In connection with the closing of the sales of technology and associated assets to Kawasaki and Eaton in September 2006 and October 2006, respectively, we ceased investing significant funds in research and development activities. The results of operations related to discontinued operations for the three and six months ended June 30, 2007 are not considered material to the results of operations for those periods.
Income Taxes. No benefit from income taxes was recorded on the losses incurred during the three and six month periods ended June 30, 2007 and 2006 because the expected benefit, computed by applying statutory tax rates to the net loss, was offset by an increase in the valuation allowance for deferred tax assets due to the uncertainty of future taxable income that would allow us to realize deferred tax assets generated from our losses. We do not believe we will incur any material income taxes in the foreseeable future.
Liquidity and Capital Resources
Prior to our spin-off in December 2000, Catalytica, Inc. made a $50.0 million cash investment in our Company. Additionally, in August 2001, we received net proceeds of $47.7 million from a public offering of our common stock. Through June 30, 2007, we used the proceeds from the capital contribution and our public offering primarily to fund our ongoing research and development efforts associated with our diesel emissions reductions solutions and the commercialization of our Xonon Cool Combustion technology for gas turbine applications, the purchase of our commercial manufacturing and administrative facility in Gilbert, Arizona and other capital expenditures, the purchase of SCR-Tech, funding our continuing losses, funding of expenses related to the Transaction, and for general corporate purposes. During the third quarter of 2006, we sold our Xonon Cool Combustion technology for gas turbine applications (the “Gas Turbine Assets”) and sold our Gilbert, Arizona facility as part of our initiatives to divest of non-revenue generating businesses, assets and technologies, and to maintain financial viability by reducing costs. Consistent with this strategy, in October 2006, we sold our diesel fuel processing technology and assets (the “Diesel Technologies”) to Eaton, and Eaton agreed to assume certain liabilities in connection therewith, including the lease of our research and development facilities in Mountain View, California and building restoration obligations associated with the lease.
Our total cash, cash equivalents and short-term investments was $16.0 million at June 30, 2007, compared to $18.6 million at December 31, 2006. Other balance sheet accounts included in working capital, i.e. accounts receivable, inventory, trade payables and accrued liabilities, are not considered significant in evaluating the Company’s liquidity and capital resources at June 30, 2007.
Our use of cash, cash equivalents and short-term investments (“Cash Consumption”) was approximately $1.6 million and $2.6 million for the three and six months ended June 30, 2007, respectively, which compares to Cash Consumption of approximately $0.9 million and $3.6 million for the three and six months ended June 30, 2006, respectively. Historically, our near-term capital requirements depended on numerous factors, including but not limited to, our product development and commercialization activities, market acceptance of our products, and our rate of sales growth. However, as a result of the sale of our Gas Turbine Assets and Diesel Technologies, effective October 26, 2006 we no longer conduct business within our Catalyst-Based Technology Solutions segment and no longer invest significant funds in research and development activities. The improvement in Cash Consumption for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 primarily relates to discontinuance of investment in research and development activities, partially offset by expenditures related to the Transaction.

The following table provides a reconciliation of cash flow per our consolidated financial statements to Cash Consumption for the six months ended June 30, 2007 and 2006 (in thousands):

	Six Months Ended
	June 30,
	2007	2006
Increase (Decrease) in Cash Flows	$3,389	$(156)
Decrease in Investments	(6,013)	(3,445)

Cash Consumption	$(2,624)	$(3,601)

Capital expenditures were $0.1 million and $0.2 million for the six month periods ended June 30, 2007 and 2006, respectively. Future capital expenditures are anticipated to be required primarily for the expansion of production capacity at SCR-Tech, and to a lesser extent, to maintain SCR-Tech’s facilities. We had anticipated spending between $1.0 million and $1.5 million during the next 9-12 months to invest in equipment and facilities to maintain and increase capacity to meet our anticipated needs for SCR-Tech in 2008. Although we remain committed to expand such facilities, we do not intend to invest the majority of the $1.0 million to $1.5 million until we determine our revenue backlog justifies such expansion. In addition, we believe we will need to incur approximately $4.0 million to $5.0 million of additional capital expenditures commencing toward the end of 2008 to construct a second regeneration facility to meet anticipated demand for regeneration services commencing in 2009. This facility may be constructed at or near our current facility or at a different geographic location, depending on market conditions and other factors. The timing and amount of any capital expenditures will depend on a number of factors, including demand for our products and services, changes in industry and market conditions, product mix and competitive factors.
The expenses we incurred in connection with the negotiation, and are incurring in connection with the completion of the Transaction are negatively affecting our liquidity and capital resources. In connection with the negotiation and execution of the Merger Agreement for the proposed Transaction, we incurred approximately $2.1 million in legal, consulting and other professional expenses during the six months ended June 30, 2007. Further, we anticipate incurring significant additional costs and expenses until the Transaction is completed. These include the costs of preparing and filing any required registration and proxy statement / prospectus amendments with the SEC for stockholder consideration, the costs of printing and distributing proxy statement / prospectus materials to stockholders, significant legal and accounting expenses, the cost of a stockholder meeting to vote on the Transaction, and the costs of filing and listing fees with Nasdaq for the listing of the common stock of Renegy to be issued in the Transaction. In addition, if we close the Transaction, under the Merger Agreement the combined company will be required to reimburse Robert Worsley (“Worsley”) for the costs and expenses he has incurred in connection with the Transaction, including legal, accounting and consulting fees. Additionally, if we close the Transaction, the combined company also will incur a retention obligation to pay Robert Zack, our President, CEO and CFO approximately $675,000 as a change of control retention payment, payable one third upon closing, with the remaining two thirds payable over the subsequent 12 months (assuming Mr. Zack remains employed with Renegy through each such payment, other than a termination without cause, in accordance with the terms of Mr. Zack’s employment agreement with the Company), and we also will be obligated to pay retention payments to certain employees totaling approximately $172,000.
Further, in accordance with the terms of the Merger Agreement, we have incurred and continue to incur costs and expenses associated with soliciting proposals for the acquisition of the Company to determine whether there may be an alternative transaction of superior value for our stockholders. If such a superior transaction results in the termination of the Merger Agreement, we will be required to pay a termination fee to Worsley of $1.3 million, plus reimbursement of Worsley’s actual out of pocket expenses incurred in connection with the Transaction, up to $500,000. If we were to complete such an alternative transaction, we would also incur additional legal, accounting and investment banking costs.
Although we cannot definitively anticipate the amount of additional expenses we may incur in seeking to complete the Transaction, we believe such expenses will range between $1.0 million and $2.0 million, exclusive of any termination fee or the payment of any retention payments. If we close the Transaction, our capital requirements will be significantly different and we may need significant additional debt or equity financing to pursue our expanded vision. The nature and amount of such capital requirements cannot be determined at this time.

We believe our available cash, cash equivalents and short-term investments in the amount of $16.0 million as of June 30, 2007 will provide sufficient capital to fund operations as currently conducted until at least December 31, 2008. However, if we incur the expected capital expenditures to expand the capacity of SCR-Tech, but the market does not develop as we expect or increased competition results in loss of significant business, we may not generate additional revenue from such expenses. This also could adversely impact our financial position or require us to seek additional funds before the end of 2008. We anticipate incurring additional significant expenses as we seek to complete the Transaction, which will adversely affect our liquidity. If such expenses are significantly in excess of our current estimates, we also may be required to seek additional funds before the end of 2008. Moreover, unanticipated expenses, such as intellectual property or other litigation costs or unexpected increases in costs for equipment, chemicals or labor for SCR-Tech, could result in the need for additional capital prior to December 31, 2008. Beyond December 31, 2008, our cash requirements will depend on many factors, including but not limited to, whether or not the Transaction is consummated and the status of the business of Renegy, the market acceptance of our product and service offerings, the ability of SCR-Tech to generate significant cash flow, the rate of expansion of our sales and marketing activities, the rate of expansion of our production capacity, our ability to manage SG&A expenditures and the timing and extent of SCR-Tech related research and development projects.
We believe that our 2007 revenues will be between $5.0 and $6.0 million, which is below our 2006 revenues. We believe our total Cash Consumption for 2007 will range between $3.0 and $4.0 million, excluding any expenses associated with the Transaction, and subject to achievement of our revenue projections.
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
On July 19, 2006, we sold the Gilbert, Arizona facility and repaid the remaining balance of the loan along with prepayment penalties totaling approximately $90,000.
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

We incurred additional contingent liabilities as a result of our spin-off from Catalytica, Inc. For example, when the business of Catalytica Advanced Technologies, Inc. (“CAT”) was combined with ours, we became responsible for the liabilities of CAT. Additionally, we have obligations under the separation agreements we entered into with Catalytica, Inc., Synotex and DSM Catalytica Pharmaceuticals, Inc. (“DSM”), the successor corporation to Catalytica, Inc. For example, we agreed to indemnify DSM for liabilities arising out of our business, the business of CAT and other liabilities of DSM not associated with the pharmaceuticals business it purchased from Catalytica, Inc., which could include, for example, potential environmental liabilities. We are also responsible for specified potential liabilities arising out of the distribution of our common stock by Catalytica, Inc. To date, no claims have been made against us pursuant to these indemnification provisions and, at June 30, 2007, we believe the likelihood of any material claim being made against us is remote.
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
On May 8, 2007, we entered into a definitive contribution and merger agreement (the “Merger Agreement”) with Robert M. Worsley (“Worsley”) and certain of his affiliates whereby we will combine the Company with Snowflake White Mountain Power, LLC, Renegy Trucking, LLC and Renegy, LLC (the “Renegy Parties”) into a new holding company, named Renegy Holdings, Inc. (“Renegy”), which will own us and the Renegy Parties (the “Transaction”). Upon completion of the Transaction, currently anticipated to occur in the third quarter of 2007, our stockholders will own approximately 41.5% of Renegy and an affiliate of Worsley, the Robert M. Worsley and Christi Worsley Revocable Trust, will own approximately 58.5% of Renegy and will acquire warrants to purchase up to an additional 11.5% of Renegy, provided certain vesting conditions are satisfied.
The Transaction, which has been unanimously approved by our Board of Directors, is subject to approval by our stockholders and the satisfaction of certain closing conditions, including the required consents of various third parties.
Under the terms of the Merger Agreement, we solicited proposals for an acquisition of the Company from third parties for a period of 30 days from the date of signing of the Merger Agreement and may continue to negotiate with parties who indicated their interest in such a transaction during such 30 day period. If prior to obtaining stockholder approval of the Merger Agreement we receive an acquisition proposal, generally for 50% or more of the Company, that our Board of Directors determines in good faith is superior to the Transaction, subject to compliance with certain requirements set forth in the Merger Agreement, we may terminate the Merger Agreement and enter into a definitive agreement with respect to such acquisition proposal upon paying a termination fee to Worsley of $1.3 million plus reimbursement of Worsley’s actual out of pocket expenses incurred in connection with the Transaction, up to $500,000. Thus, it is possible that we may be sold to another purchaser or that our SCR Catalyst Management and Services business may be separately sold to another purchaser. Further, it is possible that by seeking a superior proposal, there may be an adverse customer reaction or the potential for competitors to access trade secrets and other competitive information which may negatively impact our SCR Catalyst and Management Services business. The Transaction and Merger Agreement are described in our Current Report on Form 8-K filed with the SEC on May 8, 2007. The Transaction will be subject to significant risks, some of which are highlighted below. The risks of the Transaction are more particularly described in the preliminary proxy statement / prospectus relating to the Transaction, which was filed as part of the Registration Statement on Form S-4 filed by Renegy with the SEC on June 28, 2007. If our stockholders reject the Transaction or the Transaction otherwise does not close, and an alternative transaction does not occur, we would continue with our current SCR Catalyst Management and Services business, except that we will have incurred significant financial costs and diverted significant management time and efforts on the Transaction, which likely would have a material and adverse effect on our financial condition and results of operations. No assurance can be given that stockholders will approve the Transaction or that the Transaction will close.

The expenses we are incurring in connection with the negotiation and completion of the Transaction are negatively affecting our liquidity and capital resources. In connection with the negotiation and execution of the Merger Agreement for the proposed Transaction, we incurred approximately $2.2 million in legal, consulting and other professional expenses during the six months ended June 30, 2007. Further, we anticipate incurring significant additional costs and expenses until the Transaction is completed. These include the costs of preparing and filing any required registration and proxy statement / prospectus amendments with the SEC for stockholder consideration, the costs of printing and distributing proxy statement / prospectus materials to stockholders, significant legal and accounting expenses, the cost of a stockholder meeting to vote on the Transaction, and the costs of filing and listing fees with Nasdaq for the listing of the common stock of Renegy to be issued in the Transaction. Further, in accordance with the terms of the Merger Agreement, we have incurred and continue to incur costs and expenses associated with soliciting proposals for an acquisition of the Company to determine whether there may be an alternative transaction of superior value for our stockholders. If there is such a superior transaction that results in the termination of the Merger Agreement, we will be required to pay the termination fee and out of pocket expenses described above. In addition, if we close the Transaction, under the Merger Agreement the combined company will be required to reimburse Robert Worsley for the costs and expenses he has incurred in connection with the Transaction, including legal, accounting and consulting fees. Additionally, if we close the Transaction, the combined company also will incur a retention obligation to pay Robert Zack, our President, CEO and CFO, approximately $675,000 as a change of control retention payment, payable one third upon closing, with the remaining two thirds payable over the subsequent 12 months (assuming Mr. Zack remains employed with Renegy through each such payment, other than a termination without cause, in accordance with the terms of Mr. Zack’s employment agreement with the Company), and we also will be obligated to pay retention payments to certain employees totaling approximately $172,000.
Although we cannot definitively anticipate the amount of additional expenses we may incur in seeking to complete the Transaction, we believe such expenses will range between $1.0 million and $2.0 million, exclusive of any termination fee or the payment of any retention payments. If we close the Transaction, our capital requirements will be significantly different and we may need significant additional debt or equity financing to pursue our expanded vision. The nature and amount of such capital requirements cannot be determined at this time.
We believe our available cash, cash equivalents and short-term investments in the amount of $16.0 million as of June 30, 2007 will provide sufficient capital to fund operations as currently conducted until at least December 31, 2008. However, if we incur the expected capital expenditures to expand the capacity of SCR-Tech, but the market does not develop as we expect or increased competition results in loss of significant business, we may not generate additional revenue from such expenses. This also could adversely impact our financial position or require us to seek additional funds before the end of 2008. We anticipate incurring additional significant expenses as we seek to complete the Transaction, which will adversely affect our liquidity. If such expenses are significantly in excess of our current estimates, we also may be required to seek additional funds before the end of 2008. Moreover, unanticipated expenses, such as intellectual property or other litigation costs or unexpected increases in costs for equipment, chemicals or labor for SCR-Tech, could result in the need for additional capital prior to December 31, 2008. Beyond December 31, 2008, our cash requirements will depend on many factors, including but not limited to whether or not the Transaction is consummated and the status of the business of Renegy, the market acceptance of our product and service offerings, the ability of SCR-Tech to generate significant cash flow, the rate of expansion of our sales and marketing activities, the rate of expansion of our production capacity, our ability to manage SG&A expenditures and the timing and extent of SCR-Tech related research and development projects. In light of the nature of the Transaction, no assurance can be given as to the extent of our need for additional capital and the timing of such need for capital.
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
If we complete the Transaction with the Renegy Parties, our business will become subject to additional risks and uncertainties relating to the business plan of the Renegy Parties to be an independent power producer. The Renegy Parties are currently constructing a 24 megawatt biomass plant, and the combined company plans to explore other renewable energy production products. The significant risks to which we will become subject if the Transaction closes include the following:

•	The biomass plant is not yet operational, and construction delays or difficulties could impact Renegy’s existing power supply agreements and the profitability of the plant;

•	The biomass plant is dependent on adequate supply of fuel from the Abitibi paper mill, agreements with the U.S. Forest Service related to wood waste material and other green waste sites and is also dependent on Abitibi for connection to the electric grid;

•	The costs of transportation to harvest and deliver fuel to the plant may impact the plant’s profitability;

•	Our management and the management of the Renegy parties do not have extensive experience in managing the construction and operation of renewable energy power plants;

•	Demand for renewable energy may fluctuate;

•	The combined company may not be able to identify, finance and complete additional renewable energy projects;

•	Changes in environmental requirements with respect to plant emissions may increase the cost of operating the plant or prevent the plant from operating;

•	Catalytica stockholders will incur dilution relating to the warrants to be issued to Worsley if the milestones contained in the warrants are met;

•	We will become subject to Renegy’s debt commitments, which will require us to use cash flow to service the debt and may limit our ability to raise additional capital; and

•	The combined company will have a majority stockholder, Worsley, and, subject to certain limitations set forth in the transaction documents, Worsley will have the ability to exert control over the business and operations of the combined company.
These and other risks of the combined company are set forth in additional detail in the proxy statement / prospectus which was filed as part of the Registration Statement on Form S-4 filed by Renegy with the SEC on June 28, 2007 in respect to the Transaction, and stockholders are urged to read the proxy statement / prospectus.
We have incurred significant net losses since inception and we may never achieve sustained profitability.
We incurred net losses of $3,578,000 and $2,890,000 for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, we had a retained deficit of $147,598,000. We believe that we will continue to incur net losses during the remainder of 2007.
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
SCR-Tech’s business could become obsolete if original producers of SCR catalyst develop a method to make such SCR catalyst non-regenerable.
SCR-Tech’s business is substantially comprised of SCR catalyst cleaning, rejuvenation and regeneration. Although we do not believe it is likely in the near future that original producers of SCR catalyst will be able to develop a manufacturing process that makes future SCR catalyst regeneration unnecessary, original producers of SCR catalyst have a strong incentive and possess significant resources to develop such a manufacturing process. If original producers of SCR catalyst become technologically able to manufacture SCR catalyst in such a way that obviates cleaning, rejuvenation or regeneration, SCR-Tech’s business could become obsolete.
SCR-Tech will be subject to vigorous competition with very large competitors that have substantially greater resources and operating histories.
We are aware of one company, STEAG LLC (“Steag”), which is entering the U.S. catalyst regeneration market and previously announced plans to offer regeneration services beginning in mid-2007. We are aware that Steag is currently building a regeneration facility in North Carolina. Steag, based in Charlotte, North Carolina, is a subsidiary of a German power producer, STEAG GmbH (“Steag GmbH”). Steag GmbH is very large and has substantially greater resources than SCR-Tech. We understand that Steag has hired former SCR-Tech employees for its North Carolina catalyst regeneration operation. Competition from Steag likely will have a material adverse effect on our operations, including a potential reduction in operating margins and a loss of potential business.
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
Litigation regarding patents or other intellectual property rights is costly and time consuming, and could divert the attention of our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements or to indemnify our customers. However, we may not be able to obtain royalty or license agreements on terms acceptable to us or at all. Any inability on our part to obtain needed licenses could delay or prevent the development, manufacture and sale of our products, systems or services. We may also be subject to significant damages or injunctions against the development, manufacture and sale of our products, systems or services.
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
SCR-Tech offers SCR catalyst cleaning, rejuvenation and regeneration, as well as SCR system management and consulting services to coal-fired power plants. Some of the utilities operating these plants are exceptionally large and operate a number of such power plants. Thus, one or more large utilities could provide a very large order or orders to SCR-Tech which likely would result in one or more such utilities providing most of the orders and revenues for SCR-Tech for a particular quarterly or annual period. For example, during the six months ended June 30, 2007, two customers represented approximately 86% of our revenue. SCR-Tech is currently highly dependent on a small number of large utilities for its business. The loss of a particular customer would have a material adverse effect on SCR-Tech. The high level of customer concentration is also likely to result in significant swings in orders and revenues on a quarterly basis. SCR-Tech cannot at this time determine the likelihood or extent of such future customer concentration, although we believe it is likely that a small number of customers will provide a significant portion of revenues.

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
SCR-Tech does not own its regeneration site; instead it leases it from Clariant Corporation, the U.S. subsidiary of a Switzerland-based public company. Although we believe the lease terms are favorable, the dependence on Clariant and the site could subject SCR-Tech to increased risk in the event Clariant experiences financial setbacks or loses its right to operate the site. This risk is heightened because the site is a Federal Superfund site (under the Comprehensive Environmental Response, Compensation and Liability Act of 1980) (“CERCLA”), which increases the risks that the site ultimately could be shut down or that Clariant will be financially unable to continue its ownership of the site. If SCR-Tech’s lease were terminated, SCR-Tech would be forced to relocate its regeneration plant. Relocation of SCR-Tech’s regeneration plant would require substantial expenditures and would be extremely disruptive to SCR-Tech’s operations. Moreover, we cannot give any assurance that we would be able to secure a new site adequate for SCR-Tech’s regeneration plant on a timely or cost-effective basis, and SCR-Tech’s business could be negatively impacted by any problems with continuing to conduct its operations at its current site.
SCR-Tech could be subject to environmental risks as a result of the operation of its business and the location of its facilities.
The operation and location of SCR-Tech’s business and the nature of its assets pose substantial environmental risks. SCR-Tech leases its site for operations at a property listed on the National Priority List as a Federal Superfund site. Five CERCLA Areas (those areas of concern identified under the CERCLA program) are identified on the property, and while SCR-Tech does not lease any property identified as a CERCLA Area, one such area has resulted in contamination of groundwater flowing underneath one of the buildings leased by SCR-Tech. Although SCR-Tech has indemnification from

Clariant Corporation for any environmental liability arising prior to the operation of SCR-Tech’s business at the site, there can be no assurance that such indemnification will be sufficient or that SCR-Tech could be protected from an environmental claim from the nature of the site. In addition, the operation of SCR-Tech’s business involves removal of hazardous wastes from catalyst and the use of significant chemical materials. As a result, SCR-Tech could be subject to significant liability resulting from such operations. To date, the Company has not been identified as a potential responsible party to such environmental risks, nor have any amounts been recorded to accrue for these potential exposures.
SCR-Tech’s SCR catalyst regeneration process utilizes hazardous chemicals, which potentially could result in injury to SCR-Tech’s employees or third parties and give rise to legal claims against SCR-Tech.
In addition to the environmental risks posed by the use of hazardous chemicals described above, SCR-Tech’s use of hazardous chemicals poses a risk that SCR-Tech’s employees could be injured while on the job. In addition, third parties such as independent contractors or suppliers who may be at SCR-Tech’s location could be injured by such chemicals. In such an event, SCR-Tech could be exposed to significant liability resulting from legal claims brought by its employees seeking damages for work-related injuries or third parties for on-site injuries caused by SCR-Tech.
We likely will be required to make significant capital expenditures to expand SCR-Tech’s production facilities.
SCR-Tech does not own its regeneration site; instead it leases it from Clariant Corporation, the U.S. subsidiary of a Switzerland-based public company. We believe this site is sufficient to meet SCR-Tech’s anticipated production requirements for 2007. In order to meet anticipated demand for increased orders for SCR regeneration services in 2008, we had anticipated spending between $1.0 million and $1.5 million during the next 9-12 months to invest in equipment and facilities to maintain and increase capacity. Although we remain committed to expand such facilities, we do not intend to invest the majority of the $1.0 million to $1.5 million until we determine our revenue backlog justifies such expansion. In addition, we believe we will need to incur approximately $4.0 million to $5.0 million of additional capital expenditures commencing toward the end of 2008 to construct a second regeneration plant to meet anticipated demand for regeneration services in 2009. Although we believe SCR-Tech’s current site allows for building additional regeneration facilities, including a doubling of capacity in the current facility, such construction could require significantly more capital expenditures than anticipated. Moreover, because of necessary permitting and time for construction, there can be no assurance that SCR-Tech could meet the demands from an unanticipated rapid increase in orders in a timely manner. Any failure to timely fulfill such orders could have an adverse impact on SCR-Tech’s business.
Certain of SCR-Tech’s capital equipment is unique to our business and would be difficult and expensive to repair or replace.
Certain of the capital equipment used in the services performed by SCR-Tech has been developed and made specifically for us and would be difficult to repair or replace if it were to become damaged or stop working. In addition, we do not maintain extra spare parts for key equipment and certain of our equipment and parts are not readily available from multiple vendors. Replacement of any damaged or destroyed equipment could require a substantial amount of time. Consequently, any damage to or breakdown of our equipment, particularly at a time when we are regenerating large amounts of SCR catalyst at SCR-Tech, may have a material adverse impact on our business.
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
SCR-Tech is dependent on third parties to ship SCR catalyst to and from its customers.
SCR catalyst is an extremely fragile product. If it is not properly loaded and shipped, or if third party freight carriers experience accidents during shipment, the SCR catalyst being transported between SCR-Tech and its customers could fracture and become worthless. Although SCR-Tech has cultivated relationships with third party freight carriers that have proved reliable in the past, we cannot give any assurance that such third party freight carriers will properly load and transport the SCR catalyst being shipped between SCR-Tech and its customers or that the freight carriers will not experience accidents during shipment. Although SCR-Tech would have a claim against a freight carrier which damaged any SCR catalyst, SCR-Tech would be liable to its customers for such damages and would be required to seek indemnification from the carrier or make an insurance claim to recover any such loss.
Significant price increases in key materials may reduce SCR-Tech’s gross margins and profitability of SCR-Tech’s regeneration of SCR Catalyst.
The prices of various chemicals used to regenerate SCR Catalyst can be volatile. If the long-term costs of these materials were to increase significantly, we would attempt to reduce material usage or find substitute materials. If these efforts were not successful or if these cost increases could not be reflected in our price to customers, then our gross margins and profitability in regenerating SCR Catalyst would be reduced and our ability to operate SCR-Tech profitably could be compromised.
SCR-Tech is subject to significant risks when it purchases used SCR catalyst.
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
Currently our management team is responsible for the operations of our SCR services business and seeking to consummate the Transaction. In light of employee headcount reductions in recent years, including management level employees and the increasing number of federal and NASDAQ regulatory requirements, substantial additional burdens have been placed on our management. If Robert Zack, our CEO and CFO, were to depart, we would be required to find both a CEO and CFO to assume his duties. We are also dependent on Bill McMahon, the President of SCR-Tech, for the management of the operations of that business. It may prove difficult for current management to successfully operate these differing areas and meet the demands and requirements of our diverse business activities. Our future success will therefore depend on attracting and retaining additional qualified management and technical personnel. No assurance can be given that management resources will be sufficient to address current and future business activities or that we will not be required to incur substantial additional expenses to add to our management capabilities. Further, our inability to hire qualified personnel on a timely basis, or the departure of any key employee, could harm our expansion and commercialization plans. In this regard, SCR-Tech is largely dependent on the skills, experience and expertise of its management and technical teams. We will also become subject to the internal control over financial reporting requirements of Section 404 of the Sarbanes-Oxley Act of 2002 for the first time in 2007, based on current SEC regulations. As a result of the limited number of financial personnel we employ, we may have difficulty complying with the requirements of Section 404 as a result of the inability to segregate duties and other limitations resulting from our small employee base. Any failure to meet such requirements could have a material adverse effect on us.
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
We incurred additional liabilities as a result of our spin-off from Catalytica, Inc. For example, when the business of Catalytica Advanced Technologies, Inc. (“CAT”) was combined with ours, we became responsible for the liabilities of CAT. Additionally, we have obligations under the separation agreements we entered into with Catalytica, Inc., Synotex and DSM Catalytica Pharmaceuticals, Inc. (“DSM”), the successor corporation to Catalytica, Inc. For example, we agreed to indemnify DSM for liabilities arising out of our business, the business of CAT and other liabilities of DSM not associated with the pharmaceuticals business it purchased from Catalytica, Inc., which could include, for example, potential environmental liabilities. We are also responsible for specified potential liabilities arising out of the distribution of our common stock by Catalytica, Inc. To date, no claims have been made against us pursuant to these indemnification provisions and, at June 30, 2007, we believe the likelihood of any material claim being made against us is remote. However, if any additional liabilities materialize, our financial results could be harmed.
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
We regularly evaluate our product and service offerings and associated market opportunities, and consider sales or discontinuation of businesses or product or service offerings, as well as strategic activities or opportunities, including business acquisitions or other strategic transactions that could positively impact shareholder value. We have limited experience in these types of transactions. Any future transactions, including mergers, acquisitions or similar transactions, would entail a number of risks that could materially and adversely affect our business and operating results, including but not limited to:
•	issues associated with integrating the acquired operations, technologies or products with our existing business and products;

•	changes in control or management;

•	dilution of existing stockholders;

•	potential disruption of our ongoing business activities and distraction of our management;

•	difficulties in retaining business relationships with suppliers and customers of the acquired companies;

•	difficulties in coordinating and integrating overall business strategies, sales and marketing, and research and development efforts;

•	difficulties associated with the maintenance of corporate cultures, controls, procedures and policies;

•	risks associated with entering markets in which we lack prior experience;

•	the potential loss of key employees; and

•	the potential for write-offs of goodwill and other acquired intangible assets.
Moreover, any significant acquisition could require substantial use of our capital and may require significant debt or equity financing. No assurance can be given as to the availability or terms of any such financing or its effect on our liquidity and capital resources.
The Transaction contemplated by the Merger Agreement will subject the Company to all of the above-noted risks and additional risks as described in the proxy statement/prospectus for stockholder consideration of the Transaction, which was filed as part of the Registration Statement on Form S-4 filed by Renegy with the SEC on June 28, 2007, and which we urge stockholders to read.

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
As of June 30, 2007, our executive officers, directors and greater than 5% stockholders controlled approximately 55% of our outstanding common stock. If these parties were to act together, they could significantly influence the election of directors and the approval of actions requiring the approval of a majority of our stockholders. The interests of our management or these investors may not always be aligned with the interests of our other stockholders.
Based on shares outstanding as of June 30, 2007, the funds managed by Metalmark Capital LLC on behalf of Morgan Stanley Capital Partners and their affiliates own 18.6% of our outstanding common stock. The Morgan Stanley Capital Partners funds also have stockholder rights, including rights to appoint directors and registration rights. As a result, Morgan Stanley Capital Partners and its affiliates hold a substantial voting position in us and may be able to significantly influence our business. In addition, two other stockholders own 21.8% and 12.4%, respectively, of our outstanding common stock as of June 30, 2007 and thus also may be able to significantly influence our business as a result of such ownership. If we consummate the Transaction, Robert Worsley and his affiliates will own in excess of 58% of the combined company, which may increase to 70% upon the exercise of the warrants to be issued in connection with the Transaction.
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

ITEM 3. CONTROLS AND PROCEDURES
(a)	Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2007 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(b)	Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
None
Item 3. DEFAULTS UPON SENIOR SECURITIES
None
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
Item 5. OTHER INFORMATION
If the Transaction described above is not completed, Catalytica Energy will convene a 2007 annual meeting of stockholders. If the Company does convene a 2007 annual meeting of stockholders, stockholder proposals intended to be presented at the meeting must be received a reasonable time before the Company begins to print and mail its proxy materials for the meeting in order to be included in Catalytica Energy’s proxy statement and form of proxy relating to the meeting. Stockholders wishing to bring a proposal before, or submit a nomination for director for, the 2007 annual meeting of stockholders (but not include it in Catalytica Energy’s proxy materials), if held, must, in accordance with the Company’s bylaws, provide written notice of such proposal to Catalytica Energy’s Secretary at the Company’s principal executive offices: (i) no earlier than the 150th day prior to the date of the annual meeting, and (ii) no later than the close of business on the later of the 90th day prior to the date of the annual meeting and the 10th day following the day on which public announcement of the date of the meeting is first made. If the Transaction is not completed, Catalytica preliminarily plans to hold its 2007 annual meeting of stockholders on or about December 2007, and will publicly announce the specific date once it is determined.

Item 6. EXHIBITS
     (a) Exhibits

Exhibit
Number	Notes	Description
2.1	(5)	Assignment and Assumption Agreement between Catalytica, Inc. and the Registrant, effective as of July 25, 1995.

2.1A	(28)	Membership Interests and Asset Purchase Agreement dated as of January 21, 2004 by and among EnBW Energy Solutions GmbH, with respect to Articles VII and X only, ENVICA GmbH, ENVICA Kat GmbH, E&EC Energy & Environmental Consultants GmbH, SCR-Tech GmbH, CESI-SCR, Inc. and, with respect to Section 11.18 and Articles VI and IX only, Catalytica Energy Systems, Inc., filed as Exhibit 2.1, dated as of January 21, 2004.

2.2	(11)	Employee Matters Agreement between Catalytica, Inc. and the Registrant, effective as of December 15, 2000.

2.2A	(28)	Amendment No. 1 to Membership Interests and Asset Purchase Agreement by and among EnBW Energy Solutions GmbH, ENVICA GmbH, ENVICA Kat GmbH, E&EC Energy & Environmental Consultants GmbH, SCR-Tech GmbH, SCR-Tech LLC, CESI-SCR, Inc., filed as Exhibit 2.2, dated as of February 20, 2004.

2.3	(11)	Form of Master Trademark Ownership and License Agreement between Catalytica, Inc. and the Registrant, effective as of December 15, 2000.

2.4	(11)	Tax Sharing Agreement between Catalytica, Inc., Synotex, Inc. and the Registrant, dated as of December 15, 2000.

2.5	(11)	Master Confidential Disclosure Agreement between Catalytica, Inc. and the Registrant, effective as of December 15, 2000.

2.6	(5)	Cross-License Agreement between Catalytica, Inc. and the Registrant, effective as of July 1995.

2.7	(5)	Cross-License Agreement between Catalytica Advanced Technologies, Inc. and Catalytica, Inc., dated July 1995.

2.8	(5)	Tax Sharing Agreement between Catalytica, Inc., Catalytica Bayview, Inc., Catalytica Advanced Technologies, Inc. and the registrant, dated March 4, 1999.

2.8A	(11)	Indemnification Agreement between Catalytica, Inc. and the Registrant, filed as Exhibit 2.8, dated December 15, 2000.

2.9	(11)	Transition Services Agreement between Catalytica, Inc. and the Registrant, dated December 15, 2000.

2.10	(11)	Real Estate Matters Agreement between Catalytica, Inc. and the Registrant, dated December 15, 2000.

2.11	(11)	Master Separation Agreement between Catalytica, Inc. and the Registrant, dated December 15, 2000.

2.12	(60)	Contribution and Merger Agreement, dated as of May 8, 2007, by and among the Registrant, Renegy Holdings, Inc., Snowflake Acquisition Corporation, Renegy, LLC, Renegy Trucking, LLC, Snowflake White Mountain Power, LLC, Robert M. Worsley, Christi M. Worsley, and the Robert M. Worsley and Christi M. Worsley Revocable Trust.

3.1	(11)	Amended and Restated Certificate of Incorporation of Catalytica Energy Systems, Inc., dated December 13, 2000.

3.1A	(18)	Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively, filed as Exhibit 4.1, dated January 29, 2002.

3.2	(8)	Form of Amended and Restated Bylaws.

4.1	(11)	Stock Specimen of the Registrant.

4.1A	(18)	Preferred Stock Rights Agreement between the Registrant and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively, filed as Exhibit 4.1, dated January 29, 2002.

Exhibit
Number	Notes	Description
4.1B	(35)	Amended and Restated Preferred Stock Rights Agreement with Mellon Investor Services LLC, filed as Exhibit 4.1, dated November 22, 2004.

4.1C	(57)	Amendment No. 1 to Amended and Restated Preferred Stock Rights Agreement with Mellon Investor Services, LLC, filed as Exhibit 4.3, dated as of December 14, 2006.

4.1D	(61)	Amendment No. 2 dated as of May 8, 2007, to the Amended and Restated Preferred Stock Rights Agreement dated as of November 22, 2004, as amended by Amendment No. 1 dated December 14, 2006, by and between the Registrant and Mellon Investor Services LLC.

10.4	(5)*	Promissory Notes from Peter B. Evans issued to Registrant, both dated July 20, 1999.

10.6	(3)	Limited Liability Company Operating Agreement of GENXON Power Systems, LLC, dated October 21, 1996.

10.7	(4)	Amendment No. 1 to the Operating Agreement of GENXON Power Systems, LLC, dated December 4, 1997.

10.11	(5)	Omnibus Agreement by and among Catalytica, Inc., Sundance Assets, L.P., Enron North America Corp. and the Registrant, dated August 29, 2000.

10.12	(5)+	Collaborative Commercialization and License Agreement among General Electric Co., GENXON Power System, LLC and the Registrant, dated as of November 19, 1998.

10.17	(8)	Registration Rights Agreement between Morgan Stanley Capital Partners III and its affiliates and the Registrant, dated September 2000.

10.18	(7)*	2000 Employee Stock Purchase Plan of the Registrant.

10.23	(12)	Share Transfer Agreement between the Registrant and JSB Asset, LLC, dated December 15, 2000.

10.26	(16)+	Technology Development and Transfer Agreement between Kawasaki Heavy Industries, Ltd. and Registrant, dated December 13, 2000.

10.27	(16)+	Xonon Module Supply Agreement by and among Kawasaki Heavy Industries, Ltd. and Registrant, dated December 13, 2000.

10.30	(19)+	Amendment No. 1 to the Collaborative Commercialization and License Agreement between Catalytica Combustion Systems, Inc. and GENXON Power Systems, LLC and General Electric Company, dated January 3, 2002.

10.32	(19)	GENXON Membership Transfer and Settlement Agreement between the Registrant, Woodward Governor Company, and GENXON Power Systems, LLC, dated December 19, 2001.

10.33	(19)	Control Patent Assignment and Cross-License Agreement between the Registrant and Woodward Governor Company, dated December 19, 2001.

10.43	(26)	Third Amendment and Extension to Lease Agreement between Jack Dymond Associates and Catalytica Energy Systems, Inc., dated June 20, 2003.

10.46	(29)	Lease Agreement dated December 16, 2002 between Clariant Corporation and SCR-Tech, LLC, dated December 16, 2002, and First Amendment to Lease Agreement between Clariant Corporation and SCR-Tech, LLC, dated February 18, 2004.

10.47	(34)	Loan Modification Agreements between the Arizona State Compensation Fund and the Registrant, as amended, dated August 9, 2004.

10.48	(36)*	Form of Indemnification Agreement between the Registrant and executive officers and directors of the Registrant.

10.49	(36)*	Consulting Agreement between the Registrant and David Merrion, dated February 1, 2005.

10.50	(37)*	Retention Agreement by and between the Registrant and Ralph Dalla Betta, dated as of September 27, 2005.

10.51	(37)	Retention Agreement by and between the Registrant and Joe Barry, dated as of September 27, 2005.

Exhibit
Number	Notes	Description
10.52	(37)*	Severance Consulting and Release Agreement by and between the Registrant and Dominic Geraghty, dated as of September 27, 2005.

10.53	(38)*	Employment Agreement by and between the Registrant and Robert W. Zack, dated as of September 27, 2005.

10.54	(39)	Settlement Agreement and Mutual Release among the Registrant, EnBW Energy Solutions GmbH, ENVICA Kat GmbH, E&EC Energy & Environmental Consultants GmbH, SCR-Tech GmbH, SCR-Tech LLC, CESI-SCR, Inc., ENVICA GmbH, CESI-Tech Technologies, Inc., Hans-Ulrich Hartenstein, and Brigitte Hartenstein.

10.55	(40)	Form of Option Acceleration Agreement.

10.56	(43)*	Employment Letter and Change of Control Agreement between the Registrant and William McMahon.

10.57	(41)	Termination Agreement between the Registrant and General Electric Company.

10.58	(44)	Purchase and Sale Agreement dated April 18, 2006 between the Registrant and Wilshire Property Company, LLC.

10.59	(45)	First Amendment to Purchase and Sale Agreement dated May 18, 2006 between the Registrant and Wilshire Property Company, LLC.

10.60	(46)	Second Amendment to Purchase and Sale Agreement dated July 14, 2006 between the Registrant, Wilshire Property Company, LLC and 1388 North Tech Boulevard Partners LP.

10.61	(46)	Lease between the Registrant and 1388 North Tech Boulevard Partners LP, effective July 20, 2006.

10.62	(47)	Asset Purchase Agreement dated June 30, 2006 between the Registrant, Kawasaki Heavy Industries, Ltd. And Kawasaki Gas Turbines-Americas.

10.63	(48)	Form of Stock Option Agreement.

10.64	(49)	License Agreement dated September 29, 2006 between the Registrant and Kawasaki Heavy Industries, Ltd.

10.65	(50)	Asset Purchase Agreement dated October 25, 2006 between the Registrant and Eaton Corporation.

10.66	(51)	Lease between the Registrant and Warner Courtyards, LLC, effective August 29, 2006.

10.67	(52)	First Amendment to Asset Purchase Agreement dated October 25, 2006 between the Registrant and Eaton Corporation.

10.68	(53)*	First Amendment to Retention Agreement by and between the Registrant and Ralph Dalla Betta and Joe Barry, dated as of September 27, 2005.

10.69	(54)*	Second Amendment to Employment Agreement by and between the Registrant and Robert W. Zack, dated as of September 27, 2005.

10.70	(55)	Letter Agreement dated December 12, 2006 between the Registrant and AWM Investment Co., Inc.

10.71	(56)*	Employment Agreement by and between the Registrant and William J. McMahon, dated as of January 1, 2007.

10.72	(58)*	Catalytica Energy Systems, Inc. 1995 Stock Plan as amended and restated August 31, 2005.

10.73	(59)*	Consulting Agreement between the Registrant and Richard Abdoo, effective as of January 1, 2007.

10.74	(59)	Second Amendment to Lease Agreement between Clariant Corporation and SCR-Tech, LLC, effective as of December 29, 2006.

10.75	(59)*	Third Amendment to Employment Agreement by and between the Registrant and Robert W. Zack, effective as of March 23, 2007.

10.76	(60)*	Acknowledgement Letter Agreement by and between the Registrant and Robert W. Zack, dated as of May 8, 2007, concerning that certain Amended and Restated Employment Agreement between the parties dated as of March 23, 2007.

10.77	**	Lease Extension Agreement between the Registrant and Warner Courtyards, LLC, dated June 18, 2007.

Exhibit
Number	Notes	Description
14.1	(42)	Code of Ethics.

21.1	(59)	Subsidiaries of Registrant.

23.1	(59)	Consent of Independent Registered Public Accounting Firm.

24.1	(59)	Power of Attorney (see Signature page).

31.1	**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.

+	Confidential treatment has been granted for portions of these agreements.

*	Represents management contracts or compensatory plans for executive officers and directors.

**	Filed herewith.

(1)	Incorporated by reference to exhibits filed with Catalytica, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 33-55696).

(2)	Incorporated by reference to exhibits filed with Catalytica, Inc.’s Form 10-K (File No. 0-20966) for the year ended December 31, 1994.

(3)	Incorporated by reference to exhibits filed with Catalytica, Inc.’s Form 10-K (File No. 0-20966) for the year ended December 31, 1996.

(4)	Incorporated by reference to exhibits filed with Catalytica, Inc.’s Form 10-K (File No. 0-20966) for the year ended December 31, 1997.

(5)	Incorporated by reference to exhibits filed with our Registration Statement on Form S-1 (File No. 333-44772), filed on August 29, 2000.

(7)	Incorporated by reference to exhibits filed with our Amendment No. 2 to Form S-1 (File No. 333-44772), filed on October 16, 2000.

(8)	Incorporated by reference to exhibits filed with our Amendment No. 3 to Form S-1 (File No. 333-44772), filed on November 1, 2000.

(11)	Incorporated by reference to exhibits filed with our Post-Effective Amendment No. 1 to Form S-1 (File No. 333-44772), filed on January 12, 2001.

(12)	Incorporated by reference to exhibits filed with our Form 10-K for the year ended December 31, 2000, filed on March 15, 2001.

(14)	Incorporated by reference to exhibits filed with our Registration Statement on Form S-1 (File No. 333-64682), filed on July 6, 2001.

(16)	Incorporated by reference to exhibits filed with our Amendment No. 2 to Form S-1 (File No. 333-64682), filed on August 6, 2001.

(18)	Incorporated by reference to exhibits filed with our Amendment No. 1 to Form 8-A12G/A, filed on February 6, 2002.

(19)	Incorporated by reference to exhibits filed with our Form 10-K for the year ended December 31, 2001, filed on April 01, 2002.

(26)	Incorporated by reference to exhibits filed with our Form 10-Q for the quarter ended June 30, 2003, filed on August 5, 2003.

(28)	Incorporated by reference to exhibits filed with our Form 8-K, filed on March 4, 2004.

(29)	Incorporated by reference to exhibits filed with our Form 10-K for the year ended December 31, 2003, filed on March 30, 2004.

(34)	Incorporated by reference to exhibits filed with our Form 10-Q for the quarter ended September 30, 2004, filed on November 12, 2004.

(35)	Incorporated by reference to exhibits filed with our Amendment No. 1 to Form 8-A12G/A, filed on November 22, 2004.

(36)	Incorporated by reference to exhibits filed with our Form 8-K, filed on February 4, 2005.

(37)	Incorporated by reference to exhibits filed with our Form 8-K, filed on September 28, 2005.

(38)	Incorporated by reference to exhibit filed with our amended Form 8-K, filed on September 28, 2005.

(39)	Incorporated by reference to the exhibit filed with our Form 8-K, filed on December 22, 2005.

(40)	Incorporated by reference to the exhibit filed with our Form 8-K, filed on November 21, 2005.

(41)	Incorporated by reference to the exhibit filed with our Form 8-K, filed on March 15, 2006.

(42)	Incorporated by reference to exhibits filed with our Form 10-K for the year ended December 31, 2004, filed on March 30, 2005.

(43)	Incorporated by reference to exhibits filed with our Form 10-K for the year ended December 31, 2005, filed on March 30, 2006.

(44)	Incorporated by reference to exhibits filed with our Form 8-K, filed on April 24, 2006.

(45)	Incorporated by reference to exhibits filed with our Form 8-K, filed on May 23, 2006.

(46)	Incorporated by reference to exhibits filed with our Form 8-K, filed on July 24, 2006.

(47)	Incorporated by reference to exhibits filed with our Form 8-K, filed on July 5, 2006.

(48)	Incorporated by reference to exhibits filed with our Form 10-QSB for the quarter ended June 30, 2006, filed on August 11, 2006.

(49)	Incorporated by reference to exhibits filed with our Form 8-K, filed on October 4, 2006.

(50)	Incorporated by reference to exhibits filed with our Form 8-K, filed on October 31, 2006.

(51)	Incorporated by reference to exhibits filed with our Form 8-K, filed on September 1, 2006.

(52)	Incorporated by reference to exhibit filed with our amended Form 8-K/A, filed on November 14, 2006.

(53)	Incorporated by reference to exhibit filed with our amended Form 8-K/A, filed on November 17, 2006.

(54)	Incorporated by reference to exhibit filed with our amended Form 8-K/A, filed on November 17, 2006.

(55)	Incorporated by reference to exhibits filed with our Form 8-K, filed on December 15, 2006.

(56)	Incorporated by reference to exhibits filed with our Form 8-K, filed on January 10, 2007.

(57)	Incorporated by reference to exhibits filed with our Amendment No. 2 to Form 8-A12G/A, filed on December 14, 2006.

(58)	Incorporated by reference to exhibits filed with our Form 10-Q for the quarter ended September 30, 2005, filed on November 10, 2005.

(59)	Incorporated by reference to exhibits filed with our Form 10-KSB for the year ended December 31, 2006, filed on March 23, 2007.

(60)	Incorporated by reference to exhibits filed with our Form 8-K, filed on May 8, 2007.

(61)	Incorporated by reference to Exhibit 4.4 to Amendment No. 3 to Form 8-A/A, filed on May 8, 2007.

CATALYTICA ENERGY SYSTEMS, INC.
SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 14, 2007

CATALYTICA ENERGY SYSTEMS, INC. (Registrant)
By:	/s/ Robert W. Zack
Robert W. Zack
President, Chief Executive Officer and Chief Financial Officer (Duly Authorized Officer, and Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Notes	Description
10.77	**	Lease Extension Agreement between the Registrant and Warner Courtyards, LLC, dated June 18, 2007.

31.1	**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.

**	Filed herewith.